Form 10-Q
period 2014-03-31
NORTHSTAR REALTY FINANCE CORP.
filed 2014-05-09
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
The Company has one class of common stock, $0.01 par value per share, 332,640,554 shares outstanding as of May 7, 2014.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities, our ability to grow and spin-off our asset management business, our ability to manage our collateralized debt obligations, or CDOs, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•
our ability to enter into a long-term management contract with an affiliate of NorthStar Asset Management Group Inc., or NSAM, as our manager, and the resulting effects of becoming an externally managed company, including the payment of substantial fees to our manager, the allocation of investments by our manager among us and the manager’s other managed companies and various conflicts of interest in our relationship with NSAM;

•
the impact of adverse conditions effecting a specific asset class in which we have investments, such as manufactured housing, healthcare, hotel and limited partnership interests in real estate private equity funds;

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

•	our ability to meet various coverage tests with respect to our CDO financing transactions;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	credit rating downgrades;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	our ability to close on the recent commitments to acquire real estate investments and engage in joint venture transactions on the terms contemplated or at all;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.  Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2014 (Unaudited)	December 31, 2013

Assets
Cash and cash equivalents	$504,127	$635,990
Restricted cash	164,378	166,487
Operating real estate, net	2,327,914	2,370,183
Real estate debt investments, net (refer to Note 5)	1,158,058	1,031,078
Investments in private equity funds, at fair value (refer to Note 6)	571,903	586,018
Investments in and advances to unconsolidated ventures (refer to Note 7)	144,282	142,340
Real estate securities, available for sale (refer to Note 8)	978,381	1,052,320
Receivables	30,963	59,895
Receivables, related parties	29,169	25,262
Unbilled rent receivable	15,153	15,006
Derivative assets, at fair value	1,925	3,469
Deferred costs and intangible assets, net	96,666	96,886
Assets of properties held for sale	52,621	30,063
Other assets	137,278	145,053
Total assets(1)	$6,212,818	$6,360,050
Liabilities
Mortgage and other notes payable	$2,110,623	$2,113,334
CDO bonds payable, at fair value	419,253	384,183
Securitization bonds payable	82,367	82,340
Credit facilities	62,030	70,038
Senior notes	481,118	—
Exchangeable senior notes	198,000	490,973
Junior subordinated notes, at fair value	213,200	201,203
Accounts payable and accrued expenses	73,591	74,547
Escrow deposits payable	104,421	90,929
Derivative liabilities, at fair value	30,717	52,204
Liabilities of properties held for sale	28,962	28,962
Other liabilities	73,732	73,874
Total liabilities(2)	3,878,014	3,662,587
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $736,640 aggregate liquidation preference as of March 31, 2014 and December 31, 2013	697,352	697,352
Common stock, $0.01 par value, 500,000,000 shares authorized, 327,026,653 and 308,806,828 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3,270	3,088
Additional paid-in capital	2,501,249	2,647,906
Retained earnings (accumulated deficit)	(902,619)	(685,936)
Accumulated other comprehensive income (loss)	4,152	(4,334)
Total NorthStar Realty Finance Corp. stockholders’ equity	2,303,404	2,658,076
Non-controlling interests	31,400	39,387
Total equity	2,334,804	2,697,463
Total liabilities and equity	$6,212,818	$6,360,050

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		March 31, 2014 (Unaudited)	December 31, 2013

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$9,092	$24,411
	Operating real estate, net	4,920	4,945
	Real estate debt investments, net	43,542	44,298
	Real estate securities, available for sale	559,447	644,015
	Receivables	3,436	4,476
	Other assets	1,560	269
	Total assets of consolidated VIEs	$621,997	$722,414
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable, at fair value	$419,253	$384,183
	Accounts payable and accrued expenses	2,313	2,686
	Derivative liabilities, at fair value	30,717	52,204
	Other liabilities	2,713	2,993
	Total liabilities of consolidated VIEs	$454,996	$442,066

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net interest income
Interest income (refer to Note 10)	$78,679	$70,335
Interest expense on debt and securities	3,283	11,397
Net interest income on debt and securities	75,396	58,938
Other revenues
Rental and escalation income	68,425	37,936
Selling commissions and dealer manager fees, related parties	14,548	16,940
Asset management and other fees, related parties	9,485	4,508
Other revenue	1,789	452
Total other revenues	94,247	59,836
Expenses
Other interest expense	39,033	25,780
Real estate properties—operating expenses	21,958	8,665
Commission expense (refer to Note 10)	13,560	15,369
Other expenses	776	1,254
Transaction costs	8,110	3,753
Provision for loan losses, net	1,886	2,336
General and administrative expenses
Salaries and equity-based compensation(1)	20,863	18,330
Other general and administrative expenses	6,425	5,026
Total general and administrative expenses	27,288	23,356
Depreciation and amortization	27,049	14,705
Total expenses	139,660	95,218
Income (loss) from operations	29,983	23,556
Equity in earnings (losses) of unconsolidated ventures	31,792	8,313
Unrealized gain (loss) on investments and other	(141,951)	13,585
Realized gain (loss) on investments and other	(45,901)	4,082
Gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	3,355	—
Income (loss) from continuing operations	(122,722)	49,536
Income (loss) from discontinued operations	(384)	160
Net income (loss)	(123,106)	49,696
Net (income) loss attributable to non-controlling interests	3,736	(1,733)
Preferred stock dividends	(15,591)	(11,341)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(134,961)	$36,622
Earnings (loss) per share:
Basic	$(0.42)	$0.21
Diluted	$(0.42)	$0.20
Weighted average number of shares:
Basic	321,029,179	176,675,176
Diluted	329,598,637	188,214,116
Dividends per share of common stock	$0.25	$0.19
______________________

(1)	The three months ended March 31, 2014 and 2013 include $9.6 million and $6.0 million, respectively, of equity-based compensation expense.

 See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(123,106)	$49,696
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	9,451	1,690
Reclassification of unrealized (gain) loss on real estate securities, available for sale to realized gain (loss) on investments and other	(967)	—
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	229	1,762
Total other comprehensive income (loss)	8,713	3,452
Comprehensive income (loss)	(114,393)	53,148
Comprehensive (income) loss attributable to non-controlling interests	3,509	(1,889)
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(110,884)	$51,259

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	21,466	$504,018	163,607	$1,636	$1,195,131	$(376,685)	$(22,179)	$1,301,921	$28,943	$1,330,864
Net proceeds from offering of common stock	—	—	132,250	1,323	1,304,296	—	—	1,305,619	—	1,305,619
Net proceeds from offering of preferred stock	8,000	193,334	—	—	—	—	—	193,334	—	193,334
Common stock related to transactions (refer to Note 12)	—	—	—	—	17,712	—	—	17,712	—	17,712
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	19,774	19,774
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(1,403)	(1,403)
Dividend reinvestment plan	—	—	27	—	249	—	—	249	—	249
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	16,961	16,961
Equity component of exchangeable senior notes	—	—	—	—	45,740	—	—	45,740	—	45,740
Conversion of exchangeable senior notes	—	—	11,582	116	74,661	—	—	74,777	—	74,777
Other comprehensive income (loss)	—	—	—	—	—	—	17,845	17,845	803	18,648
Conversion of LTIP Units	—	—	1,341	13	10,117	—	—	10,130	(10,130)	—
Dividends on common stock, LTIP Units and RSUs	—	—	—	—	—	(171,798)	—	(171,798)	(9,588)	(181,386)
Dividends on preferred stock	—	—	—	—	—	(55,516)	—	(55,516)	—	(55,516)
Net income (loss)	—	—	—	—	—	(81,937)	—	(81,937)	(5,973)	(87,910)
Balance as of December 31, 2013	29,466	$697,352	308,807	$3,088	$2,647,906	$(685,936)	$(4,334)	$2,658,076	$39,387	$2,697,463
Common stock related to transactions (refer to Note 12)	—	—	1,355	14	—	—	—	14	—	14
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	198	198
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(673)	(673)
Dividend reinvestment plan	—	—	5	—	77	—	—	77	—	77
Amortization of equity-based compensation	—	—	—	—	610	—	—	610	8,745	9,355
Exchangeable senior notes exchanged for Senior Notes (refer to Note 9)	—	—	—	—	(296,382)	—	—	(296,382)	—	(296,382)
Conversion of exchangeable senior notes	—	—	15,749	157	139,261	—	—	139,418	—	139,418
Other comprehensive income (loss)	—	—	—	—	—	—	8,486	8,486	227	8,713
Conversion of LTIP Units	—	—	1,111	11	9,777	—	—	9,788	(9,788)	—
Dividends on common stock, LTIP Units, deferred LTIP Units and RSUs	—	—	—	—	—	(81,722)	—	(81,722)	(2,960)	(84,682)
Dividends on preferred stock	—	—	—	—	—	(15,591)	—	(15,591)	—	(15,591)
Net income (loss)	—	—	—	—	—	(119,370)	—	(119,370)	(3,736)	(123,106)
Balance as of March 31, 2014 (unaudited)	29,466	$697,352	327,027	$3,270	$2,501,249	$(902,619)	$4,152	$2,303,404	$31,400	$2,334,804

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(123,106)	$49,696
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(28,148)	(7,683)
Equity in (earnings) losses of unconsolidated ventures	(3,644)	(630)
Depreciation and amortization	27,049	15,074
Amortization of premium/accretion of discount on investments	(18,763)	(13,054)
Interest accretion on investments	(4,443)	(321)
Amortization of deferred financing costs	1,640	1,404
Amortization of equity-based compensation	9,355	6,018
Unrealized (gain) loss on investments and other	135,215	(30,339)
Realized (gain) loss on investments and other	45,901	(4,082)
(Gain) loss on deconsolidation of N-Star CDOs	(3,355)	—
Distributions from PE Investments (refer to Note 6)	28,148	7,683
Distributions from unconsolidated ventures	541	788
Distributions from equity investments	4,764	—
Amortization of capitalized above/below market leases	(233)	(398)
Straight-line rental income, net	(318)	(898)
Provision for loan losses, net	1,886	2,336
Allowance for uncollectible accounts	—	744
Other	—	73
Discount received	71	2,194
Changes in assets and liabilities:
Restricted cash	(3,104)	3,979
Receivables	(2,566)	(2,597)
Other assets	(1,916)	2,646
Receivables, related parties	(3,652)	(396)
Accounts payable and accrued expenses	(7,954)	10,297
Other liabilities	328	(295)
Net cash provided by (used in) operating activities	53,696	42,239
Cash flows from investing activities:
Acquisition of operating real estate, net	—	(117,184)
Improvements of operating real estate	(2,229)	(2,772)
Deferred costs and intangible assets	—	(136)
Origination of real estate debt investments, net	(139,886)	(11,322)
Proceeds from sale of real estate debt investments (refer to Note 10)	8,952	—
Repayments on real estate debt investments	12,190	20,530
Investment in PE Investments (refer to Note 6)	(1,836)	(259,143)
Distributions from PE Investments (refer to Note 6)	48,449	9,513
Investment in and advances to unconsolidated ventures	(493)	(5,701)
Distributions from unconsolidated ventures	256	474
Acquisition of real estate securities, available for sale	(7,872)	—
Proceeds from the sale of real estate securities, available for sale	22,166	20,114
Repayments on real estate securities, available for sale	5,646	67,927
Change in restricted cash	999	(3,239)
Other assets	(7,321)	(26,570)
Net cash provided by (used in) investing activities	(60,979)	(307,509)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Borrowings from mortgage notes	—	101,756
Repayments of mortgage notes	(2,711)	(2,536)
Repayments of CDO bonds	(30,186)	(230,454)
Repurchases of CDO bonds	—	(6,543)
Borrowings from credit facilities	—	8,060
Repayments of credit facilities	(8,008)	(13,643)
Repayments of secured term loan	—	(41)
Repurchases and repayment of exchangeable senior notes	—	(1,000)
Payment of deferred financing costs	(747)	(1,833)
Purchase of derivative instruments	—	(9,560)
Change in restricted cash	17,362	137,089
Net proceeds from common stock offering	—	280,364
Proceeds from dividend reinvestment plan	77	58
Dividends (common and preferred)	(97,313)	(47,008)
Contributions from non-controlling interests	198	1,423
Distributions to non-controlling interests	(3,252)	(2,080)
Net cash provided by (used in) financing activities	(124,580)	214,052
Net increase (decrease) in cash and cash equivalents	(131,863)	(51,218)
Cash and cash equivalents—beginning of period	635,990	444,927
Cash and cash equivalents—end of period	$504,127	$393,709

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
On December 10, 2013, the Company announced that its board of directors unanimously approved a plan to spin-off its asset management business into a separate publicly-traded company in the form of a tax-free distribution. In connection with the spin-off, the Company formed NorthStar Asset Management Group Inc. (“NSAM”). Upon completion of the spin-off, the Company will be externally managed by an affiliate of NSAM through a management contract with an initial term of 20 years. NSAM will also manage the sponsored non-traded REITs: NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”), NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), collectively referred to as the Sponsored Companies. In addition, NSAM will own NorthStar Realty Securities, LLC (“NorthStar Securities”), a captive broker-dealer platform and perform other asset management-related services. The entities that manage the Sponsored Companies will become subsidiaries of NSAM as part of the spin-off. The spin-off is expected to be completed in the second quarter of 2014.
All references herein to the Company refer to NorthStar Realty Finance Corp. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”).
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
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments (directly or indirectly in joint ventures) that own limited partnership interests in real estate private equity funds (“PE Investments”) and certain components of the Company’s investment in RXR Realty LLC (“RXR Realty”). PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Operating Real Estate
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.  Ordinary repairs and maintenance are expensed as incurred.  Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.  Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations. The Company evaluates whether real estate acquired in connection with a foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to collateral) (“REO”) constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
Operating real estate, including REO, which has met the criteria to be classified as held for sale, is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

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
Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014 (Unaudited)	December 31, 2013

Other assets:
Manufactured homes	$63,495	$69,217
Notes receivable	40,664	38,418
Investment-related reserves and deposits	10,389	11,127
Furniture, fixtures and equipment, net	6,955	6,977
Prepaid expenses	4,706	5,361
Timeshare	386	462
Other	10,683	13,491
Total	$137,278	$145,053

	March 31, 2014 (Unaudited)	December 31, 2013

Other liabilities:
PE Investment III deferred purchase price (refer to Note 6)	$39,760	$39,760
Unearned revenue	2,406	2,029
Security deposits	9,515	9,294
Below-market leases	8,324	8,700
Other	13,727	14,091
Total	$73,732	$73,874
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
Selling Commissions and Dealer Manager Fees
Selling commissions and dealer manager fees represent income earned from selling equity in Sponsored Companies through NorthStar Securities while such companies are raising capital for their respective public offerings. Selling commissions and dealer manager fees and commission expense are accrued on a trade date basis. The Company is currently raising capital for NorthStar Healthcare and NorthStar Income II. NorthStar Income, the Company’s first sponsored company, successfully completed its $1.1 billion public offering on July 1, 2013.
Asset Management and Other Fees
Asset management and other fees include asset management, incentive and other fees, such as acquisition and disposition fees, earned from the Sponsored Companies. Base asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in each respective governing agreement of the Sponsored Companies.
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
An allowance for a doubtful account for a tenant/operator receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of March 31, 2014, the Company did not have any OTTI recorded on its CRE securities.
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
Exchangeable Senior Notes
The proceeds from exchangeable senior notes that may be settled in cash at the option of the issuer, including partial cash settlements, must be bifurcated between a liability component and an equity component associated with the embedded conversion option. The liability component is calculated based on the present value of the contractual cash flow discounted at a comparable market conventional borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable senior notes and is accreted as additional interest expense to the contractual maturity using the effective interest method. The equity component is calculated based on the difference between the proceeds received and the fair value of the liability component at the issuance date. The equity component is recorded in additional paid-in-capital, net of issuance costs, on the consolidated balance sheets. Issuance costs

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

related to exchangeable senior notes is allocated between the liability and the equity components based on their relative values.
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
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. The awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest.
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding warrants, restricted stock units (“RSUs”) or other contracts to issue common stock were exercised or converted to common stock including limited partnership interests in the Operating Partnership which are structured as profits interests (“LTIP Units”), where such exercise or conversion would result in a lower EPS. The dilutive effect of RSUs and LTIP Units is calculated assuming all units are converted to common stock.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update that changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The requirements of this accounting update will be effective for the Company for the annual period beginning after December 15, 2014, however, early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issue. The Company early adopted this accounting pronouncement effective January 1, 2014 and the update did not have a material impact on the consolidated financial statements.

3.	Variable Interest Entities
As of March 31, 2014, the Company has identified the following consolidated and unconsolidated VIEs.
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
Consolidated N-Star CDOs
As of March 31, 2014, the Company serves as collateral manager and/or special servicer for N-Star CDOs I, III and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs and therefore continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of these consolidated VIEs, however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the three months ended March 31, 2014 and 2013.
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
In March 2014, the Company determined it no longer had the power to direct the activities that most significantly impact the economic performance of N-Star CDO V due to the ability of a single party to remove the Company as collateral manager as a result of an existing event of default. The Company was no longer the primary beneficiary of N-Star CDO V, and as a result, in the first quarter 2014, the Company deconsolidated the assets and liabilities of this CDO. Similar events of default in the future, if they occur, could cause the Company to deconsolidate additional CDO financing transactions.
For the three months ended March 31, 2014, the deconsolidation of N-Star CDO V resulted in a non-cash realized gain on deconsolidation of $3.4 million recorded in the consolidated statement of operations. The gain was the result of the deconsolidation of $94.1 million of assets, $88.4 million of liabilities, net of $0.8 million of fair value of N-Star CDO bonds recorded that no longer eliminated in consolidation and the reclassification of $8.3 million of unrealized gain to gain (loss) from deconsolidation.
Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of March 31, 2014. These unconsolidated VIEs are summarized as follows:

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Debt Investments
The Company identified three CRE debt investments with an aggregate carrying value of $59.5 million as variable interests in a VIE. The Company determined that it is not the primary beneficiary of such VIEs, and as such, the VIEs are not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified two CRE securities with an aggregate fair value of $31.0 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization it did not sponsor. For one of these securitizations, the Company was appointed as special servicer. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.
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
NorthStar Realty Finance Trusts
The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the “Trusts”). The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of March 31, 2014, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in and advances to unconsolidated ventures in the consolidated balance sheets.
Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2014 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$59,508	$—	$59,508	$59,508
Investments in and advances to unconsolidated ventures	3,742	—	—	3,742	3,742
Real estate securities, available for sale:
N-Star CDO bonds	—	—	230,241	230,241	230,241
N-Star CDO equity	—	—	142,908	142,908	142,908
CMBS	—	—	30,950	30,950	30,950
Subtotal real estate securities, available for sale	—	—	404,099	404,099	404,099
Total assets	3,742	59,508	404,099	467,349	467,349
Junior subordinated notes, at fair value	213,200	—	—	213,200	NA
Total liabilities	213,200	—	—	213,200	NA
Net	$(209,458)	$59,508	$404,099	$254,149	NA
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of March 31, 2014 would not exceed the carrying value of its investment.
The Company did not provide financial support to any of its unconsolidated VIEs during the three months ended March 31, 2014 and 2013. As of March 31, 2014, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Operating Real Estate
Real Estate Acquisitions and Sales
There were no significant acquisitions or sales of operating real estate for the three months ended March 31, 2014. In May 2014, the Company, through a subsidiary, completed its previously announced acquisition of a $1.1 billion healthcare real estate portfolio comprised of over 8,500 beds across 43 senior housing facilities and 37 skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. Refer to Note 19 for further disclosure.
Discontinued Operations
Discontinued operations relates to five healthcare properties held for sale as of March 31, 2014. The following table presents income (loss) from discontinued operations related to such properties for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue
Rental and escalation income	$—	$960
Other revenue	—	92
Total revenue	—	1,052
Expenses
Other interest expense	—	470
Real estate properties—operating expenses	350	—
Other expenses	34	53
Depreciation and amortization	—	369
Total expenses	384	892
Income (loss) from discontinued operations	$(384)	$160

5.	Real Estate Debt Investments
The following table presents CRE debt investments as of March 31, 2014, excluding CRE debt underlying deconsolidated N-Star CDOs (dollars in thousands):

					Weighted Average(6)			Floating Rate as % of Principal Amount(6)
	Number	Principal Amount	Carrying Value(4)	Allocation by Investment Type(5)	Fixed Rate	Spread Over LIBOR(7)	Yield(8)
Asset Type:
First mortgage loans	17	$502,567	$468,652	41.8%	13.20%	6.60%	10.63%	80.7%
Mezzanine loans	8	163,798	159,473	13.6%	13.44%	13.47%	13.70%	80.0%
Subordinate interests(1)	8	248,124	254,562	20.6%	12.41%	12.33%	12.76%	33.1%
Term loans(2)	4	231,864	231,829	19.3%	12.44%	—	12.94%	—
Subtotal/Weighted average(3)	37	1,146,353	1,114,516	95.3%	12.62%	8.62%	11.97%	53.1%
CRE debt in N-Star CDOs
First mortgage loans	3	34,235	21,248	2.9%	—	2.23%	3.70%	100.0%
Mezzanine loans	1	11,000	10,974	0.9%	8.00%	—	8.33%	—
Subordinate interests	1	7,444	7,444	0.6%	—	7.00%	7.15%	100.0%
Term loans	7	3,876	3,876	0.3%	6.93%	—	6.93%	—
Subtotal/Weighted average	12	56,555	43,542	4.7%	7.72%	3.08%	5.75%	73.7%
Total	49	$1,202,908	$1,158,058	100.0%	12.49%	8.25%	11.73%	54.1%
____________________________________________________________

(1)	Includes a $100.9 million preferred equity investment for which the Company elected the fair value option. As of March 31, 2014, carrying value represents fair value with respect to this investment.

(2)	Term loans include one revolver of $25.0 million, of which $14.5 million is outstanding as of March 31, 2014.

(3)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $134.3 million for Securitization 2012-1 and $101.6 million for credit facilities. The remainder is unleveraged. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $11.1 million.

(4)
There are no loans on non-accrual status except for one first mortgage loan acquired with deteriorated credit quality with a carrying value of $6.2 million as of March 31, 2014. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Such loans represent an

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

aggregate $3.2 million carrying value where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(5)	Based on principal amount.

(6)	Excludes three CRE debt investments with an aggregate principal amount of $35.2 million that were originated prior to 2008.

(7)	$483.0 million principal amount has a weighted average LIBOR floor of 0.90%. Includes one first mortgage loan with a principal amount of $7.2 million with a spread over prime rate.

(8)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of March 31, 2014, and for CRE debt with a LIBOR floor, using such floor.

Year to date through May 7, 2014, the Company originated six loans with an aggregate principal amount of $176.2 million.
The following table presents CRE debt investments as of December 31, 2013, excluding CRE debt underlying deconsolidated N-Star CDOs (dollars in thousands):

					Weighted Average(6)			Floating Rate as % of Principal Amount(6)
	Number	Principal Amount	Carrying Value(4)	Allocation by Investment Type(5)	Fixed Rate	Spread Over LIBOR(7)	Yield(8)
Asset Type:
First mortgage loans	15	$441,750	$407,202	40.7%	10.98%	6.59%	9.90%	90.2%
Mezzanine loans	6	109,215	107,116	10.1%	13.96%	12.09%	12.97%	74.2%
Subordinate interests(1)	8	246,652	253,113	22.7%	12.41%	12.33%	12.77%	33.3%
Term loans(2)	4	230,343	219,349	21.1%	12.45%	—%	12.96%	—%
Subtotal/Weighted average(3)	33	1,027,960	986,780	94.6%	12.36%	8.04%	11.58%	53.8%
CRE debt in N-Star CDOs
First mortgage loans	3	34,418	21,431	3.2%	—%	2.22%	3.68%	100.0%
Mezzanine loans	1	11,000	10,965	1.0%	8.00%	—%	8.33%	—%
Subordinate interests	1	7,773	7,773	0.8%	—%	6.75%	6.92%	100.0%
Term loans	7	4,129	4,129	0.4%	6.95%	—%	6.95%	—%
Subtotal/Weighted average	12	57,320	44,298	5.4%	7.71%	3.05%	5.70%	73.6%
Total	45	$1,085,280	$1,031,078	100.0%	12.21%	7.68%	11.31%	54.9%
____________________________________________________________

(1)
Includes a $100.0 million preferred equity investment for which the Company elected the fair value option. As of December 31, 2013, carrying value represents fair value with respect to this investment.

(2)	Term loans include one revolver of $25.0 million, of which $3.5 million is outstanding as of December 31, 2013.

(3)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $133.4 million for Securitization 2012-1 and $109.1 million for credit facilities. The remainder is unleveraged.

(4)
There are no loans on non-accrual status except for one first mortgage loan acquired with deteriorated credit quality with a carrying value of $6.4 million as of December 31, 2013. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Such loans represent an aggregate $5.1 million carrying value where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(5)	Based on principal amount.

(6)	Excludes three CRE debt investments with an aggregate principal amount of $37.0 million that were originated prior to 2008.

(7)	$426.1 million principal amount has a weighted average LIBOR floor of 0.99%. Includes one first mortgage loan with a principal amount of $7.4 million with a spread over prime rate.

(8)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2013, and for CRE debt with a LIBOR floor, using such floor.
The following table presents maturities of CRE debt investments based on principal amount as of March 31, 2014 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
April 1 to December 31, 2014	$243,340	$174,484
Years Ending December 31:
2015	251,761	94,313
2016	208,178	119,388
2017	72,131	240,476
2018	3,086	149,835
Thereafter	424,412	424,412
Total	$1,202,908	$1,202,908
____________________________________________________________

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.
As of March 31, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.5 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of March 31, 2014, the Company had $21.7 million of net unamortized discount and $8.0 million of net unamortized origination fees and costs.
The Company did not have any non-performing loans (“NPLs”) as of March 31, 2014 and December 31, 2013.
Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$2,880	$156,699
Provision for loan losses, net	1,886	2,336	(1)
Transfers to REO	—	(5,623)
Ending balance	$4,766	$153,412
____________________________________________________________
(1) Includes $4.0 million of reversals of previously recorded provisions for loan losses.

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
The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as a “loan with no loan loss reserve.” The Company categorizes a debt investment as a NPL if it is in maturity default and/or past due at least 90 days on its contractual debt service payments. The Company considers the remaining debt investments to be of weaker credit quality and categorizes such loans as “other loans with a loan loss reserve/non-accrual status.” These loans are not considered NPLs because such loans are performing in accordance with contractual terms but the loans have a loan loss reserve and/or are on non-accrual status. Even if a borrower is currently paying contractual debt service or debt service is not due in accordance with its contractual terms, the Company may still determine that the borrower may not be able to perform under its contractual terms in the future and make full payment upon maturity. The Company’s definition of an NPL may differ from that of other companies that track NPLs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

Credit Quality Indicator:	March 31, 2014	December 31, 2013
Loans with no loan loss reserve:
First mortgage loans	$488,117	$426,850
Mezzanine loans	170,447	116,195
Subordinate interests	262,006	260,886
Term loans	235,705	223,478
Subtotal	1,156,275	1,027,409
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans(1)	1,783	1,783
Mezzanine loans	—	1,886
Subtotal	1,783	3,669
Non-performing loans:	—	—
Total	$1,158,058	$1,031,078
____________________________________________________________

(1)	Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $6.2 million and $6.4 million as of March 31, 2014 and December 31, 2013, respectively.
Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014				December 31, 2013
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	1	$2,782	$1,783	$1,000	1	$2,782	$1,783	$1,000
Mezzanine loans	1	3,766	—	3,766	1	3,766	1,886	1,880
Total	2	$6,548	$1,783	$4,766	2	$6,548	$3,669	$2,880
____________________________________________________________

(1)
Principal amount differs from carrying value due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $6.2 million and $6.4 million as of March 31, 2014 and December 31, 2013, respectively.

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	March 31, 2014			March 31, 2013
	Number	Average Carrying Value	Quarter Ended Income	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	1	$1,783	$—	5	$91,390	$267
Mezzanine loans	1	943	2	8	252,637	140
Subordinate interests	—	—	—	2	22,100	1
Term loans	—	—	—	1	36,508	894
Total/weighted average	2	$2,726	$2	16	$402,635	$1,302
As of March 31, 2014 and December 31, 2013, the Company did not have any loans past due greater than 90 days.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Troubled Debt Restructurings
The Company did not have any CRE debt investments modified that were considered TDRs during the three months ended March 31, 2014. The following table presents CRE debt investments that were modified and considered a TDR for the three months ended March 31, 2013 (dollars in thousands):

	March 31, 2013
Class of Debt:	Number	Carrying Value	Original WA Interest Rate	Modified WA Interest Rate
Mezzanine loan	1	$50,905	10.85%	10.85%	(1)
______________________________________

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
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there was one significant unconsolidated joint venture with respect to PE Investment I as of March 31, 2014.
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
As of March 31, 2014, the carrying value of the investment in PE Investment I was $221.1 million. For the three months ended March 31, 2014 and 2013, the Company recognized $13.6 million and $7.7 million of equity in earnings, respectively. For the three months ended March 31, 2014 and 2013, the Company received $19.0 million and $41.3 million of net distributions, respectively, and made $0.1 million and $19.9 million of contributions, respectively, related to PE Investment I. The three months ended March 31, 2013 represents activity from February 15, 2013 through March 31, 2013. As of March 31,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2014, the Company’s future capital commitments to the fund interests in PE Investment I are estimated to be approximately $14 million.
The Company had one significant unconsolidated joint venture related to PE Investment I as of March 31, 2014. Summarized financial data for such unconsolidated joint venture for the three months ended December 31, 2013, which is the most recent financial information available from the underlying funds, included net investment income of $2.3 million, realized gains of $9.9 million and unrealized losses of $3.3 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
The Company guaranteed all of its funding obligations that may be due and owed under PE Investment I agreements directly to PE Investment I entities. The Company and NorthStar Income each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and NorthStar Income. The Company and NorthStar Income further agreed to indemnify each other for all of the losses that may arise as a result of a default that is solely caused by the Company or NorthStar Income, as the case may be.
PE Investment II
In June 2013, the Company, NorthStar Income and funds managed by Goldman Sachs Asset Management (“Vintage Funds”) (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (“PE II Seller”), to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported net asset value (“NAV”) acquired was $910.0 million as of September 30, 2012. The Company, NorthStar Income and the Vintage Funds each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively. All amounts paid and received are based on each Partner’s proportionate interest.
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45% of the September 30, 2012 NAV (the “Deferred Amount”), by the fourth year of the last day of the fiscal quarter following the closing date of each fund interest. For the three months ended March 31, 2014, PE Investment II paid $2.4 million of the Deferred Amount to PE II Seller of which the Company’s share was $1.7 million. As of March 31, 2014, the Company’s share of the Initial Amount and the Deferred Amount represents $353.4 million and $286.3 million, respectively. The Company funded all of its proportionate share of the Initial Amount at the initial closing (“PE II Initial Closing”) on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
On March 31st of each year, commencing on March 31, 2015 and for a period of two years thereafter, PE Investment II will pay an amount necessary to reduce the Deferred Amount by the greater of 15% of the then outstanding Deferred Amount or 15% of the aggregate distributions received by PE Investment II during the preceding 12 month period.
On the first full calendar quarter after the four-year anniversary of the applicable closing date of each fund interest, PE Investment II will be required to pay to PE II Seller the then outstanding unpaid Deferred Amount. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.
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
As of March 31, 2014, the carrying value of the investment in PE Investment II was $280.0 million. For the three months ended March 31, 2014, the Company recognized $13.1 million of equity in earnings. For the three months ended March 31, 2014, the Company received $23.7 million of net distributions and made no contributions, related to PE Investment II. As of March 31, 2014, the Company’s future capital commitments to the fund interests in PE Investment II are estimated to be approximately $15 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment III
In December 2013, the Company entered into an agreement with The Rockefeller Foundation (the “PE III Seller”) to acquire the entire interest in a portfolio of limited partnership interests in eight real estate private equity funds. PE Investment III paid $39.8 million to the PE III Seller for all of the fund interests, or 50% of the June 30, 2013 NAV, and will pay the remaining $39.8 million, or 50% of the June 30, 2013 NAV, by December 31, 2015 to two third parties. Such amount is included in other liabilities on the consolidated balance sheets. The aggregate reported NAV of PE Investment III as of June 30, 2013 was $80.3 million. PE Investment III’s interests in real estate private equity funds cannot be redeemed. As of March 31, 2014, the Company’s future capital commitments to the fund interests in PE Investment III are $4.9 million, of which $2 million is expected to be funded.
PE Investment III received all cash distributions from June 30, 2013 through the closing on December 31, 2013 and funded all capital contributions from June 30, 2013. The Company guaranteed all of its funding obligations that may be due and owed under PE Investment III agreements directly to PE Investment III entities.
As of March 31, 2014, the carrying value of the investment in PE Investment III was $70.8 million. For the three months ended March 31, 2014, the Company recognized $1.4 million of equity in earnings. For the three months ended March 31, 2014, the Company received $1.4 million of net distributions and made $0.1 million of contributions, related to PE Investment III.

7.	Investments in and Advances to Unconsolidated Ventures
The following is a description of investments in and advances to unconsolidated ventures. All of the below are accounted for under the equity method, except for certain components of the investment in RXR Realty for which the fair value option was elected.
RXR Equity Interest
In December 2013, the Company entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate in the New York Tri-State area. The investment in RXR Realty includes an approximate 30% equity interest (“RXR Equity Interest”) for which the fair value option was elected. As a result, the Company records equity in earnings (losses) for the RXR Equity Interest based on the change in fair value for its share of the projected future cash flow from one period to another. As of March 31, 2014, the carrying value of the approximate 30% RXR Equity Interest was $85.7 million. For the three months ended March 31, 2014, the Company recognized equity in earnings of $1.5 million.
Multifamily Joint Venture
In July 2013, the Company through a joint venture with a private investor, acquired a multifamily property with 498 units, located in Philadelphia, Pennsylvania for an aggregate purchase price of $41.0 million, including all costs, escrows and reserves. The property was financed with a non-recourse mortgage note of $29.5 million and the remainder in cash. The mortgage note matures on July 1, 2023 and bears a fixed interest rate of 3.69%. The Company’s 90% interest in the joint venture was acquired for $10.4 million and as of March 31, 2014, the carrying value was $10.1 million. For the three months ended March 31, 2014, the Company recognized equity in losses of $0.2 million.
LandCap Partners
In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 (“Whitehall”) to form LandCap Partners and LandCap LoanCo. (collectively referred to as “LandCap”). The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. As of March 31, 2014 and December 31, 2013, the carrying value of the 49% interest in LandCap was $14.2 million and $14.1 million, respectively. As of March 31, 2014 and December 31, 2013, LandCap had investments totaling $25.1 million and $25.9 million, respectively. For the three months ended March 31, 2014 and 2013, the Company recognized equity in earnings of $0.1 million and equity in losses of $0.1 million, respectively.
CS Federal Drive, LLC
The Company owns a 50% interest in CS Federal Drive, LLC (“CS/Federal”), which owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and the joint venture financed the transaction with two

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages mature on February 11, 2016 and bear a fixed interest rate of 5.51% and 5.46%, respectively. As of March 31, 2014 and December 31, 2013, the carrying value of the investment in CS/Federal was $5.4 million and $5.5 million, respectively. For the three months ended March 31, 2014 and 2013, the Company recognized equity in losses of $0.1 million and equity in earnings of $0.1 million, respectively.
Sponsored Companies
The Company sponsors NorthStar Income, a CRE debt focused non-traded REIT. As of March 31, 2014 and December 31, 2013, the carrying value of the investment in NorthStar Income was $6.1 million for each period representing an interest of 0.6%. For the three months ended March 31, 2014 and 2013, the Company recognized $0.1 million and an immaterial amount of equity in earnings, respectively.
The Company sponsors NorthStar Healthcare, a healthcare equity and debt focused non-traded REIT. As of March 31, 2014 and December 31, 2013, the carrying value of the investment in NorthStar Healthcare was $2.0 million and $2.1 million, representing an interest of 1.2% and 2.3%, respectively. For the three months ended March 31, 2014, the Company recognized equity in losses of $0.1 million.
The Company sponsors NorthStar Income II, the Company’s second CRE debt focused non-traded REIT. As of March 31, 2014 and December 31, 2013, the carrying value of the investment in NorthStar Income II was $2.1 million for each period, representing an interest of 3.2% and 8.7%, respectively. For the three months ended March 31, 2014, the Company recognized an immaterial amount of equity in earnings.
Meadowlands
The Company owned a 22% interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is currently in the form of a preferred equity interest secured by a retail/entertainment complex located in New Jersey (the “NJ Property”). As a result of the deconsolidation of certain N-Star CDOs, the Company deconsolidated its investment in the NJ Property on September 30, 2013 (refer to Note 3). For the three months ended March 31, 2013, the Company recognized equity in losses of $0.3 million.
Other
In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. As of March 31, 2014 and December 31, 2013, the carrying value of the Company’s investment was $6.5 million and $5.7 million, respectively. For the three months ended March 31, 2014 and 2013, the Company recognized $1.2 million and $0.4 million of equity in earnings, respectively. In April 2014, the loan was repaid at par.
In August 2012, the Company acquired a 33.3% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by an office building in New York. In July 2013, the loan was paid off at par. For the three months ended March 31, 2013, the Company recognized $0.6 million of equity in earnings.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Income acquired an aggregate 35.0% interest in the Milford hotel and retail component of the hotel, of which the Company owns 65% and NorthStar Income owns 35%. There was no carrying value as of December 31, 2013. In March 2014, the retail component of the hotel was sold and for the three months ended March 31, 2014, the Company recognized a $1.2 million gain from this sale in equity in earnings.
In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago. As of March 31, 2014 and December 31, 2013, the carrying value of the investment was $8.5 million for each period. For the three months ended March 31, 2014, the Company did not recognize any equity in earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of March 31, 2014 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	33	$512,040	$223,851	$15,468	$(9,078)	$230,241	28.4%	1.72%	20.77%
N-Star CDO equity(5)	5	154,540	154,540	3,334	(14,966)	142,908	8.6%	NA	18.60%
CMBS and other securities(6)	15	103,255	52,161	12,531	(16,965)	47,727	5.7%	2.81%	6.41%
Subtotal(2)	53	769,835	430,552	31,333	(41,009)	420,876	42.7%	1.90%	18.25%
CRE securities in N-Star CDOs(5)(7)
CMBS	189	837,022	594,647	64,714	(173,171)	486,190	46.5%	3.64%	9.41%
Third-party CDO notes	14	91,584	83,574	66	(59,645)	23,995	5.1%	0.23%	1.18%
Agency debentures	8	87,172	29,354	4,370	(1,778)	31,946	4.9%	NA	4.56%
Unsecured REIT debt	1	8,000	8,476	1,035	—	9,511	0.4%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,362)	5,863	0.4%	2.25%	2.32%
Subtotal	214	1,031,003	723,276	70,185	(235,956)	557,505	57.3%	3.05%	8.15%
Total	267	$1,800,838	$1,153,828	$101,518	$(276,965)	$978,381	100.0%	2.62%	11.92%
____________________________________________________________

(1)	Excludes $102.4 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of March 31, 2014.

(5)	The fair value option was elected for these securities (refer to Note 14).

(6)	The fair value option was elected for $37.7 million carrying value of these securities (refer to Note 14).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
As of March 31, 2014, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of March 31, 2014, contractual maturities of CRE securities investments ranged from five months to 39 years, with a weighted average expected maturity of 3.5 years.
The following table presents CRE securities as of December 31, 2013 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	Losses	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	31	$481,386	$207,547	$1,878	$(4,138)	$205,287	23.0%	1.82%	20.00%
N-Star CDO equity(5)	5	158,274	158,274	—	—	158,274	7.6%	NA	18.42%
CMBS and other securities(6)	17	98,650	58,482	6,457	(18,264)	46,675	4.7%	3.06%	4.98%
Subtotal(2)	53	738,310	424,303	8,335	(22,402)	410,236	35.3%	2.03%	17.34%
CRE securities in N-Star CDOs(5)(7)
CMBS	264	1,140,368	799,126	67,770	(294,595)	572,301	54.5%	3.15%	9.65%
Third-party CDO notes	20	109,651	99,603	—	(74,672)	24,931	5.2%	0.29%	1.17%
Agency debentures	8	87,172	29,031	2,644	(2,135)	29,540	4.2%	NA	4.64%
Unsecured REIT debt	1	8,000	8,502	1,019	—	9,521	0.4%	7.50%	6.00%
Trust preferred securities	2	7,225	7,225	—	(1,434)	5,791	0.4%	2.26%	2.32%
Subtotal	295	1,352,416	943,487	71,433	(372,836)	642,084	64.7%	2.73%	8.51%
Total	348	$2,090,726	$1,367,790	$79,768	$(395,238)	$1,052,320	100.0%	2.52%	11.25%
_________________________________________________________

(1)	Excludes $126.6 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2013.

(5)	The fair value option was elected for these securities (refer to Note 14).

(6)	The fair value option was elected for $30.6 million carrying value of these securities (refer to Note 14).

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
For the three months ended March 31, 2014, proceeds from the sale of CRE securities was $22.2 million, resulting in a net realized gain of $4.6 million. For the three months ended March 31, 2013, proceeds from the sale of CRE securities was $20.1 million, resulting in a net realized gain of $4.4 million.
CRE securities investments, not held in N-Star CDOs, include 35 securities for which the fair value option was not elected. As of March 31, 2014, the aggregate carrying value of these securities was $240.2 million, representing $6.5 million of accumulated net unrealized gains included in OCI. The Company held 13 securities with an aggregate carrying value of $52.2 million with an unrealized loss of $9.1 million as of March 31, 2014 and all were in an unrealized loss position for a period of less than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.	Borrowings
The following table presents borrowings as of March 31, 2014 and December 31, 2013 (dollars in thousands):

				March 31, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Manufactured housing communities
Manufactured Housing Portfolio 1(5)	Non-recourse	Jan-23	4.387%	$236,900	$236,900	$236,900	$236,900
Manufactured Housing Portfolio 2(6)	Non-recourse	May-23	4.016%	639,999	639,999	639,999	639,999
Manufactured Housing Portfolio 3(7)	Non-recourse	Jan-24	4.915%	248,000	248,000	248,000	248,000
Subtotal Manufactured housing communities				1,124,899	1,124,899	1,124,899	1,124,899
Healthcare
Wakefield Portfolio	Non-recourse	Mar-15	LIBOR + 5.95%	55,507	55,507	55,768	55,768
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,426	20,426	20,496	20,496
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%	4,384	4,384	4,399	4,399
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	152,066	152,066	152,772	152,772
Tuscola/Harrisburg, IL	Non-recourse	Jan-17	7.09%	7,511	7,511	7,545	7,545
East Arlington, TX	Non-recourse	May-17	5.89%	3,196	3,196	3,209	3,209
Minnesota Portfolio	Non-recourse	May-18(8)	LIBOR + 3.00%	37,951	37,951	38,175	38,175
Healthcare Preferred(9)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio(9)	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
Subtotal Healthcare				477,171	477,171	478,494	478,494
Net lease
South Portland, ME	Non-recourse	Jun-14	7.34%	3,758	3,758	3,819	3,819
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	2,992	2,992	3,019	3,019
Reading, PA	Non-recourse	Jan-15	5.58%	12,684	12,684	12,765	12,765
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	43,443	43,443	43,682	43,682
Keene, NH	Non-recourse	Feb-16	5.85%	6,203	6,203	6,237	6,237
Green Pond, NJ	Non-recourse	Apr-16	5.68%	16,019	16,019	16,095	16,095
Aurora, CO	Non-recourse	Jul-16	6.22%	31,101	31,101	31,232	31,232
DSG Portfolio	Non-recourse	Oct-16	6.17%	31,576	31,576	31,729	31,729
Indianapolis, IN	Non-recourse	Feb-17	6.06%	26,484	26,484	26,600	26,600
Milpitas, CA	Non-recourse	Mar-17	5.95%	19,905	19,905	20,055	20,055
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC(10)	Non-recourse	Apr-17	6.21%	1,365	1,365	1,464	1,464
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	13,562	13,562	13,689	13,689
Columbus, OH	Non-recourse	Dec-17	6.48%	22,206	22,206	22,300	22,300
Subtotal Net lease				263,998	263,998	265,386	265,386
Multifamily
Memphis, TN	Non-recourse	Apr-23	3.996%	39,600	39,600	39,600	39,600
Multifamily Portfolio 1(11)	Non-recourse	May-23/July-23	4.03%	158,417	158,417	158,417	158,417
Multifamily Portfolio 2(12)	Non-recourse	Jul-23	4.28%	46,538	46,538	46,538	46,538
Subtotal Multifamily				244,555	244,555	244,555	244,555
Subtotal Mortgage and other notes payable				2,110,623	2,110,623	2,113,334	2,113,334
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 4.26%	37,723	35,107	37,754	34,886
N-Star III	Non-recourse	Jun-40	LIBOR + 1.66%	99,814	49,963	100,022	46,090
N-Star V(13)	—	—	—	—	—	202,899	80,897
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%	602,389	334,183	629,544	222,310
Subtotal CDO bonds payable—VIE				739,926	419,253	970,219	384,183

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				March 31, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Securitization bonds payable:
Securitization 2012-1	Non-recourse	Aug-29	LIBOR+1.62% (14)	$82,337	$82,367	$82,337	$82,340
Subtotal Securitization financing transaction				82,337	82,367	82,337	82,340
Credit facilities:
Loan Facility 1	Non-recourse	Jul-18(15)	5.16%(16)	14,850	14,850	14,850	14,850
Loan Facility 2	Partial Recourse(17)	Mar-18(18)	3.36%(19)	47,180	47,180	55,188	55,188
Subtotal Credit facilities				62,030	62,030	70,038	70,038
Senior Notes:
Senior Notes(20)	Recourse	Sept-14	3.00%	481,118	481,118	—	—
Exchangeable senior notes:(21)
7.25% Notes	Recourse	Jun-27(22)	7.25%	12,955	12,955	12,955	12,955
7.50% Notes(20)	—	—	—	—	—	172,500	165,366
8.875% Notes	Recourse	Jun-32(23)	8.875%	3,810	3,734	13,360	13,068
5.375% Notes	Recourse	Jun-33(24)	5.375%	207,974	181,311	345,000	299,584
Subtotal Exchangeable senior notes				224,739	198,000	543,815	490,973
Junior subordinated notes:(25)
Trust I	Recourse	Mar-35	8.15%	41,240	33,198	41,240	31,342
Trust II	Recourse	Jun-35	7.74%	25,780	20,882	25,780	19,722
Trust III	Recourse	Jan-36	7.81%	41,238	33,403	41,238	31,547
Trust IV	Recourse	Jun-36	7.95%	50,100	40,581	50,100	38,327
Trust V	Recourse	Sept-36	LIBOR + 2.70%	30,100	21,070	30,100	19,866
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	17,947	25,100	16,943
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	21,548	31,459	20,290
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	24,571	35,100	23,166
Subtotal Junior subordinated notes				280,117	213,200	280,117	201,203
Grand Total				$3,980,890	$3,566,591	$4,059,860	$3,342,071
____________________________________________________________

(1)	Refer to Note 15 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for N-Star CDO I and the Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 14) and amortized cost with regards to the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	Represents two separate senior mortgage notes both maturing in January 2023 with a weighted average interest rate of 4.387%.

(6)	Represents eight separate senior mortgage notes all maturing in May 2023, with a weighted average interest rate of 4.016%.

(7)	Represents three separate senior mortgage notes all maturing in January 2024, with a weighted average interest rate of 4.915%.

(8)
The initial maturity date is May 31, 2016, subject to two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(9)	Represents borrowings previously eliminated in consolidation that were initially recorded at fair value.

(10)	Represents a mezzanine loan on the net lease property.

(11)	Represents seven separate senior mortgage notes, five maturing in May 2023 and two maturing in July 2023, with a weighted average interest rate of 4.03%.

(12)	Represents two separate senior mortgage notes both maturing in July 2023, with a weighted average interest rate of 4.28%.

(13)	In March 2014, the Company deconsolidated N-Star CDO V which resulted in the deconsolidation of its CDO bonds payable. Refer to Note 3 for further disclosure.

(14)	Contractual interest rate represents a weighted average spread.

(15)
The initial maturity date is July 30, 2015, with three one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(16)	Represents the weighted average contractual interest rate as of March 31, 2014, which varies based on the asset type and characteristics and ranges from one-month LIBOR plus 3.95% to 5.95%.

(17)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(18)	The maturity is March 11, 2015, with three one-year extensions.

(19)	Contractual interest rate varies based on collateral type and ranges from one-month LIBOR plus 2.50% to 5.00%.

(20)	In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481.1 million principal amount of Senior Notes.

(21)	Principal amount differs from carrying value on the consolidated balance sheets due to the unamortized discount associated with the equity component of the notes.

(22)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2014.

(23)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2019.

(24)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2023 and June 15, 2028.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(25)
Junior subordinated notes Trusts I, II, III and IV have a fixed interest rate for periods ranging from June 2015 to September 2016, when the interest rate will change to floating and reset quarterly at rates ranging from three-month LIBOR plus 2.80% to 3.25%.

The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2014 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Securitization Bonds Payable	Credit Facilities	Senior Notes	Exchangeable Senior Notes(1)	Junior Subordinated Notes
April 1 to December 31, 2014	$505,599	$11,526	$—	$—	$—	$481,118	$12,955	$—
Years ending December 31:
2015	130,255	130,255	—	—	—	—	—	—
2016	126,956	126,956	—	—	—	—	—	—
2017	278,048	278,048	—	—	—	—	—	—
2018	119,220	57,190	—	—	62,030	—	—	—
Thereafter	2,820,812	1,506,648	739,926	82,337	—	—	211,784	280,117
Total	$3,980,890	$2,110,623	$739,926	$82,337	$62,030	$481,118	$224,739	$280,117
____________________________________________________________

(1)
The 7.25% Notes, 8.875% Notes and 5.375% Notes have a final maturity date of June 15, 2027, June 15, 2032 and June 15, 2033, respectively. The above table reflects the holders’ repurchase rights which may require the Company to repurchase the 7.25% Notes, 8.875% Notes and 5.375% Notes on June 15, 2014, June 15, 2019 and June 15, 2023, respectively.

Senior Notes and Exchangeable Senior Notes
In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481.1 million principal amount of senior notes due September 30, 2014 (the “Senior Notes”). The Senior Notes are senior unsecured obligations of the Company and may be redeemed in whole or in part with not less than ten or more than 60 days notice. At the stated maturity date, the Senior Notes may be settled in cash or common stock of the Company at the Company’s option. In connection with this exchange, the Company recorded a loss of $22.4 million in realized gain (loss) on investments and other in the consolidated statements of operations.

In January 2014, $9.6 million principal amount of the 8.875% Notes were exchanged for 1.6 million shares of common stock and $137.0 million principal amount of the 5.375% Notes were exchanged for 14.1 million shares of common stock. In connection with these conversions, the Company recorded a loss of $15.4 million in realized gain (loss) on investments and other in the consolidated statements of operations.
The Company’s outstanding senior notes contain unconditional guarantees by the Company. All of the Company’s outstanding exchangeable senior notes contain unconditional guarantees by the Company, the Operating Partnership and/or NRFC Sub-REIT Corp., a subsidiary of the Operating Partnership, on an unsecured and unsubordinated basis.
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
As of March 31, 2014, the Company had $101.6 million carrying value of loans financed with $62.0 million on the loan facilities, with $178.0 million of available borrowing under its loan facilities.
During the initial term, the credit facilities act as revolving credit facilities that can be paid down as assets repay or are sold and re-drawn upon for new investments. As of March 31, 2014, the Company was in compliance with all of its financial covenants.

10.	Related Party and Sponsored Company Arrangements
Asset Management and Other Fees
The Company has agreements with each of its Sponsored Companies to manage their day-to-day operations, including identifying, originating and acquiring investments on their behalf and earning fees for its services. For the three months ended March 31, 2014 and 2013, the Company earned $8.7 million and $4.5 million of fees related to these agreements, respectively. Pursuant to each of the advisory agreements with the current Sponsored Companies, the Company may determine, in its sole discretion, to defer or waive, in whole or in part, certain asset management and other fees incurred. In considering whether to defer or waive any such fees, the Company evaluates the specific facts and circumstances surrounding the incurrence of a particular fee and makes its decision on a case by case basis. From inception through March 31, 2014, the Company deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.
N-Star CDOs
The Company earns collateral management fees from the N-Star CDOs. For the three months ended March 31, 2014 and 2013, the Company earned $1.6 million and $3.1 million in fee income, respectively. For the three months ended March 31, 2014, the Company recorded fee income of $0.8 million in its consolidated statements of operations relating to deconsolidated N-Star CDOs. All remaining amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated prior to the third quarter 2013.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity. For the three months ended March 31, 2014, the Company earned $20.3 million of interest income from such investments in deconsolidated N-Star CDOs.
Selling Commissions and Dealer Manager Fees and Commission Expense
Selling commissions and dealer manager fees represents income earned by selling equity in Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and the Sponsored Companies, the Company receives selling commissions of up to 7% of gross offering proceeds raised. The Company reallows all selling commissions earned to participating broker-dealers. In addition, the Company also receives a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically reallowed to participating broker-dealers. Commission expense represents fees to participating broker-dealers with whom the Company has selling agreements and commissions to employees of NorthStar Securities. The Company earns net commission income through NorthStar Securities for selling equity in the Sponsored Companies which is expected to cover the costs of the Company’s broker-dealer business. Currently, net commission income covers the majority of such costs. For the three months ended March 31, 2014 and 2013, commission expense was $13.6 million and $15.4 million, respectively, of which $1.7 million and $2.1 million, respectively, related to employees of NorthStar Securities.
Sponsored Companies
The Company is entitled to certain expense allocations for costs paid on behalf of its Sponsored Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other associated with the formation and offering of the Sponsored Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries and professional and other costs associated with running the operations of the Sponsored Company. The Company facilitates the payment of organization and offering costs on behalf of the Sponsored Companies and records these costs as receivables, related parties on its consolidated balance sheets until repaid. The Sponsored Companies record these costs as either advisory fees-related party on their consolidated statements of operations or as a cost of capital in their consolidated statements of equity. As of March 31, 2014 and December 31, 2013, the Company had aggregate unreimbursed costs of $24.2 million and $21.0

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

million, respectively, from its Sponsored Companies. These amounts are recorded as receivables, related parties on the consolidated balance sheets. For the three months ended March 31, 2014 and 2013, the Company received $2.9 million and $3.4 million, respectively, of reimbursement from its Sponsored Companies.
The Company committed to purchase up to $10.0 million in shares of each of its Sponsored Companies’ common stock during the two year period from when each offering was declared effective, in the event that Sponsored Company’s distributions to its stockholders exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). With respect to this commitment, the Company purchased the following shares:

•
NorthStar Income - The Company purchased an aggregate of 507,980 shares of NorthStar Income’s common stock for $4.6 million from inception of NorthStar Income through the termination of the agreement which ended on July 19, 2013.

•
NorthStar Healthcare - The Company purchased an aggregate of 255,614 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.3 million. The commitment with NorthStar Healthcare ends in August 2015, unless extended by the Company in its discretion.

•
NorthStar Income II - The Company purchased an aggregate of 245,109 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.2 million. The commitment with NorthStar Income II ends in May 2015, unless extended by the Company in its discretion.

In January 2014, the Company sold a $9.0 million pari passu participation in a first mortgage loan at cost originated by the Company to NorthStar Income II. Additionally, in April 2014, the Company sold a $5.0 million pari passu participation in a first mortgage loan at cost to NorthStar Income II. Such sales were approved by the independent board of directors of NorthStar Income II.
On March 31, 2014, NorthStar/RXR New York Metro Income, Inc., (“NorthStar/RXR New York Metro”), confidentially submitted a registration statement on Form S-11 to the SEC seeking to raise up to $2.0 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by NSAM and RXR Realty. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York City metropolitan area.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty will oversee and seek to grow both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In addition, the partnership is expected to focus on raising institutional capital for funds expected to be managed by NSAM. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 11).
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
Securitization 2012-1
The Company entered into an agreement with NorthStar Income that provides that both the Company and NorthStar Income receive the economic benefit and bear the economic risk associated with the investments each contributed into Securitization 2012-1, a securitization transaction entered into by the Company and NorthStar Income. In both cases, the respective retained equity interest of the Company and NorthStar Income is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of the Company or NorthStar Income. In the event that either the Company or NorthStar Income suffer a complete loss of the retained equity

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by the Company or NorthStar Income, as the case may be, prior to the investment-grade bondholders.
Legacy Fund
The Company has four interests in CRE debt investments, two of which are in deconsolidated N-Star CDOs, with a subsidiary of Legacy Partners Realty Fund I, LLC (the “Legacy Fund”) as borrower. One of the Company’s directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC (“Legacy Partners Commercial”), which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund.
Two loans with an aggregate principal amount of $39.6 million were deconsolidated in September 2013 (refer to Note 3), and as a result, the Company no longer records these loans on the consolidated balance sheets. For the three months ended March 31, 2013, the Company recorded an aggregate $0.5 million of interest income in the consolidated statements of operations related to these loans.
The third loan with a principal amount of $39.0 million matures in October 2016 and has two one-year extension options, at the borrower’s option. In March 2014, the Company originated the fourth loan, a senior mortgage loan with a principal amount of $17.3 million and a mezzanine loan with a principal amount of $8.1 million, both of which mature in April 2021. For the three months ended March 31, 2014, the Company recorded an aggregate $0.8 million of interest income in the consolidated statements of operations related to these loans.
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
An aggregate of 14,472,917 shares of common stock of the Company are currently reserved pursuant to the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. 10,159,855 LTIP Units (net of forfeitures) have been issued, of which 3,540,465 LTIP Units remain subject to vesting.
The following table presents the status of all LTIP Unit grants as of March 31, 2014 and December 31, 2013 (units in thousands):

	March 31, 2014		December 31, 2013
	LTIP Unit Grants(2)	Weighted Average Grant Price	LTIP Unit Grants	Weighted Average Grant Price
Beginning balance(1)	9,217	$7.15	6,228	$6.66
Granted(3)	2,086	15.51	4,332	8.10
Converted to common stock	(1,111)	8.81	(1,341)	7.90
Forfeited	(2)	9.11	(2)	5.38
Ending Balance/Weighted Average	10,190	$8.68	9,217	$7.15
____________________________________________________________

(1)	Reflects the balance as of January 1, 2014 and 2013 for the periods ended March 31, 2014 and December 31, 2013, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	Includes 698,142 LTIP Units issued in connection with the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan of which 667,509 LTIP Units have been converted.

(3)	Represents deferred LTIP Units granted in connection with the Stock Incentive Plan (refer to below).
The Company recognized equity-based compensation expense related to these awards of $7.2 million and $5.3 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the related equity-based compensation expense to be recognized over the remaining vesting period through April 2017 is $38.5 million, provided there are no forfeitures.
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
The incentive pool is expected to be divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit (“Annual Bonus”); (b) a deferred cash bonus, determined based on the same year’s performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant’s continued employment through each payment date (“Deferred Cash Bonus”); and (c) a long-term incentive in the form of RSUs and/or LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles and/or target stock prices established by the Committee for a three- or four-year period, subject to the participant’s continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the “Long-Term Amount Value”). The Long-Term Amount Value, if any, will be paid in the form of shares of common stock or LTIP Units to the extent available under the Company’s equity compensation plans or, if all or a portion of such shares or LTIP Units are not available, in cash (the “Long Term Amount Payout”).
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
In connection with the 2010 Plan, the Company issued 2,209,999 RSUs to executive officers which vested subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2011 the performance hurdle was reached entitling the recipients to 100% of the RSUs granted. In achievement of the performance hurdles, the Company issued 2,209,999 LTIP Units to executive officers in February 2013.
In connection with the 2011 Plan, the Company issued 1,525,797 RSUs to executive officers which vest subject to the Company achieving target stock prices for the four-year period ending December 31, 2014. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three months ended March 31, 2014 and 2013, the Company recognized compensation expense of $0.4 million for both periods. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,525,797 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2015 and which may not be sold prior to January 1, 2015. The Company also granted 606,258 LTIP Units (net of forfeitures) to certain non-executive employees, which vest quarterly over three years beginning April 2012.
In connection with the 2012 Plan, the Company issued 1,409,682 RSUs to executive officers, subject to the Company achieving target stock prices for the four-year period ending December 31, 2015. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three months ended March 31, 2014 and 2013, the Company recognized compensation expense of $0.7 million and $0.4 million, respectively. Upon conclusion of the applicable

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,409,682 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2016 and which may not be sold prior to December 31, 2015. The Company also granted 581,607 LTIP Units (net of forfeitures) to certain non-executive employees, which vest quarterly over three years beginning April 2013.
In February 2014, in connection with the 2013 Plan, the Company issued 1,000,744 RSUs to executive officers, subject to the Company achieving target stock prices for the four-year period ending December 31, 2016. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three months ended March 31, 2014, the Company recognized compensation expense of $0.4 million. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,000,744 deferred LTIP Units to executive officers which vest annually at a rate of four annual installments ending January 29, 2017 and 523,157 deferred LTIP Units which vest on December 31, 2015. The Company also granted 556,767 of deferred LTIP Units (net of forfeitures) to certain non-executive employees, which vest quarterly over three years beginning April 2014. Deferred LTIP Units are equity awards representing the right to receive either LTIP Units in the Operating Partnership or its successor or, if such LTIP Units are not available, upon settlement of the award, shares of common stock of the Company.
Healthcare Strategic Joint Venture
In connection with entering into the Healthcare Strategic Partnership, the Company granted Mr. Flaherty 1,000,000 RSUs, which vest on January 22, 2019, unless certain conditions are met. The RSUs are entitled to dividends and may be settled either in shares of common stock of the Company or in cash at the option of the Company. The Company recognized equity-based compensation expense related to these awards of $0.9 million for the three months ended March 31, 2014. In addition, Mr. Flaherty is entitled to incremental grants of stock subject to certain conditions being met.

12.	Stockholders’ Equity
Common Stock
In January 2014, as part of the consideration for the RXR Investment, the Company issued 1.36 million shares of its common stock in a private offering to an RXR Realty affiliate. Such amount was granted in December 2013 resulting in an increase to additional paid in capital of $17.7 million. This amount is recorded as a premium on the related CRE debt investments and will be amortized to interest income over the life of the debt, using the effective interest method, in the consolidated statements of operations.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 14,279,846 shares of its common stock. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the three months ended March 31, 2014, the Company issued 4,720 shares of its common stock pursuant to the DRP for gross sales proceeds of $0.1 million.
Dividends
The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2014:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C	Series D
February 26	$0.25	January 29	$0.54688	$0.51563	$0.55469	$0.53125

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
The following table presents EPS for the three months ended March 31, 2014 and 2013 (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(134,961)	$36,622
Net income (loss) attributable to LTIP Units non-controlling interest	(3,596)	1,733
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(138,557)	$38,355
Denominator:
Weighted average shares of common stock	321,029	176,675
Weighted average LTIP Units(1)	8,569	8,361
Weighted average shares of common stock and LTIP Units	329,598	185,036
Dilutive securities(2)	—	3,178
Weighted average diluted shares	329,598	188,214
Earnings (loss) per share:
Basic	$(0.42)	$0.21
Diluted	$(0.42)	$0.20
____________________________________________________________

(1)
The EPS calculation takes into account LTIP Units, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes, deferred LTIPs, RSUs and certain warrants outstanding and exercisable that were not dilutive as of March 31, 2014. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

13.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2014 and December 31, 2013, LTIP Units of 8,104,822 and 9,217,518 were outstanding, respectively, representing a 2.4% and 2.9% ownership and non-controlling interest in the Operating Partnership, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended March 31, 2014 and 2013 was a loss of $3.6 million and income of $1.7 million, respectively. Such amounts exclude 2,085,667 deferred LTIP Units issued in connection with the Stock Incentive Plan.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended March 31, 2014 and 2013 was a loss of $0.1 million and an immaterial amount, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents net income (loss) attributable to the Company’s common stockholders for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Income (loss) from continuing operations	$(134,587)	$36,469
Income (loss) from discontinued operations	(374)	153
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(134,961)	$36,622

14.	Fair Value
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
RXR Investment
The Company accounts for the RXR Equity Interest at fair value which is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets and discount rate. Additionally, the Company accounts for the RXR Realty preferred equity investment at fair value, which is determined based on comparing the current yield to the estimated yield for newly originated loans with similar credit risk. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds	$—	$—	$571,903	$571,903
RXR Investment(1)	—	—	194,657	194,657
Real estate securities, available for sale:
N-Star CDO bonds	—	—	230,241	230,241
N-Star CDO equity	—	—	142,908	142,908
CMBS and other securities	—	14,340	33,387	47,727
CRE securities in N-Star CDOs
CMBS	—	411,413	74,777	486,190
Third-party CDO notes	—	—	23,995	23,995
Agency debentures	—	31,946	—	31,946
Unsecured REIT debt	—	9,511	—	9,511
Trust preferred securities	—	—	5,863	5,863
Subtotal real estate securities, available for sale	—	467,210	511,171	978,381
Derivative assets	—	1,925	—	1,925
Total assets	$—	$469,135	$1,277,731	$1,746,866
Liabilities:
CDO bonds payable	$—	$—	$419,253	$419,253
Junior subordinated notes	—	—	213,200	213,200
Derivative liabilities	—	30,717	—	30,717
Total liabilities	$—	$30,717	$632,453	$663,170

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds	$—	$—	$586,018	$586,018
RXR Investment(1)	—	—	192,419	192,419
Real estate securities, available for sale:				—
N-Star CDO bonds	—	—	205,287	205,287
N-Star CDO equity	—	—	158,274	158,274
CMBS and other securities	—	20,694	25,981	46,675
CRE securities in N-Star CDOs				—
CMBS	—	507,725	64,576	572,301
Third-party CDO notes	—		24,931	24,931
Agency debentures	—	29,540	—	29,540
Unsecured REIT debt	—	9,521	—	9,521
Trust preferred securities	—	—	5,791	5,791
Subtotal real estate securities, available for sale	—	567,480	484,840	1,052,320
Derivative assets	—	3,469	—	3,469
Total assets	$—	$570,949	$1,263,277	$1,834,226
Liabilities:
CDO bonds payable	$—	$—	$384,183	$384,183
Junior subordinated notes	—	—	201,203	201,203
Derivative liabilities	—	52,204	—	52,204
Total liabilities	$—	$52,204	$585,386	$637,590
_____________________________________________________________________
(1) Includes the RXR Equity Interest and RXR Realty preferred equity investment for which the fair value option was elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents additional information about financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	March 31, 2014					December 31, 2013
	Investments in Private Equity Funds	RXR Investment(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Investments in Private Equity Funds	RXR Investment(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance(2)	$586,018	$192,419	$484,840	$384,183	$201,203	$—	$—	$338,213	$1,999,470	$197,173
Transfers into Level 3(3)	—	—	13,909	—	—	—	—	7,788	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—	(108,143)	—	—
Purchases / borrowings / amortization / contributions	1,836	759	20,748	—	—	747,564	192,209	23,594	43,983
Sales	—	—	(7,761)	—	—	—	—	(40,328)	—	—
Paydowns / distributions	(44,099)	—	(6,820)	(30,185)	—	(244,138)	—	(54,971)	(647,947)	—
Repurchases	—	—	—	—	—	—	—	—	(44,221)	—
Gains:
Equity in earnings of unconsolidated ventures	28,148	1,479		—	—	82,592	210	—	—	—
Unrealized gains included in earnings	—	—	20,284	—	—	—	—	68,794	—	—
Realized gains included in earnings	—	—	4,252	—	—	—	—	15,179	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	18,397	—	—	—	—	3,098	—	—
Deconsolidation of N-Star CDOs(4)	—	—	830	(78,105)	—	—	—	350,886	(1,656,857)	—
Losses:
Unrealized losses included in earnings	—	—	(16,105)	143,360	11,997	—	—	(19,523)	106,622	4,030
Realized losses included in earnings	—	—	(2,138)	—	—	—	—	(5,601)	26,697	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(9,749)	—	—	—	—	(4,138)	—	—
Deconsolidation of N-Star CDOs(4)	—	—	(9,516)	—	—	—	—	(90,008)	556,436	—
Ending balance	$571,903	$194,657	$511,171	$419,253	$213,200	$586,018	$192,419	$484,840	$384,183	$201,203
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$—	$—	$4,179	$(143,360)	$(11,997)	$—	$—	$20,746	$93,025	$(4,030)
____________________________________________________________

(1)	Includes the RXR Equity Interest and RXR Realty preferred equity investment, for which the fair value option was elected.

(2)	Represents the balance as of January 1, 2014 and 2013 for the periods ended March 31, 2014 and December 31, 2013, respectively.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no transfers, other than those identified in the table above, during the periods ended March 31, 2014 and December 31, 2013.
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
For the three months ended March 31, 2014, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows:

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Range
PE Investments	$571,903	Discounted Cash Flow Model	Discount Rate	18% - 24%
RXR Investment(1)	$194,657	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	7.5% - 12%
N-Star CDO equity	$142,908	Discounted Cash Flow Model	Discount Rate	18% - 20%
_________________________________________
(1) Includes the RXR Equity Interest and RXR Realty preferred equity investment, for which the fair value option was elected.
(2) Includes timing and amount of expected future cash flows.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets and liabilities using such Level 3 inputs.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the fair value of financial instruments for which the fair value option was elected as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Assets:
Investments in private equity funds	$571,903	$586,018
RXR Investment(1)	194,657	192,419
Real estate securities, available for sale:
N-Star CDO equity	142,908	158,274
CMBS and other securities(2)	37,736	30,642
CRE securities in N-Star CDOs
CMBS	486,190	572,301
Third-party CDO notes	23,995	24,931
Agency debentures	31,946	29,540
Unsecured REIT debt	9,511	9,521
Trust preferred securities	5,863	5,791
Subtotal real estate securities, available for sale	738,149	831,000
Total assets	$1,504,709	$1,609,437
Liabilities:
CDO bonds payable	$419,253	$384,183
Junior subordinated notes	213,200	201,203
Total liabilities	$632,453	$585,386
___________________________________________________________

(1)	Includes the RXR Equity Interest and RXR Realty preferred equity investment for which the fair value option was elected.

(2)
March 31, 2014 excludes 35 CRE securities with an aggregate carrying value of $240.2 million for which the fair value option was not elected. December 31, 2013 excludes 36 CRE securities with an aggregate carrying value of $221.3 million for which the fair value option was not elected.

The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of March 31, 2014 (dollars in thousands):

	Fair Value	Amount Due Upon Maturity	Difference
CDO bonds payable	$419,253	$739,926	$(320,673)
Junior subordinated notes	213,200	280,117	(66,917)
Total	$632,453	$1,020,043	$(387,590)
The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.
Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Assets:
Real estate securities, available for sale	$16,189	$96,483
Liabilities:
CDO bonds payable	(143,360)	(72,284)
Junior subordinated notes	(11,997)	(9,621)
Subtotal(1)	(139,168)	14,578
Derivatives	3,953	15,761
Total	$(135,215)	$30,339
____________________________________________________________

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1) Represents financial assets and liabilities for which the fair value option was elected.

The remaining amount of unrealized gains (losses) on investments and other in the consolidated statements of operations relates to net cash payments on interest rate swaps (refer to Note 15).
As the value of the Company’s outstanding CDO bonds payable increase towards par through a change in fair value, it generates an unrealized loss which is recorded in the consolidated statements of operations. For the three months ended March 31, 2014 and 2013, unrealized losses for CDO bonds payable attributable to paydowns at par, including the deconsolidation of N-Star CDO V, were $15.0 million and $44.6 million, respectively. The remaining amount relates to the change in fair value.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$1,202,908	$1,158,058	$1,151,377	$1,085,280	$1,031,078	$1,026,709
Real estate securities, available for sale(2)	1,800,838	978,381	978,381	2,090,726	1,052,320	1,052,320
Derivative assets(2)(3)	478,688	1,925	1,925	478,688	3,469	3,469
Financial liabilities:(1)
Mortgage and other notes payable	$2,110,623	$2,110,623	$2,108,895	$2,133,334	$2,113,334	$2,107,110
CDO bonds payable(2)	739,926	419,253	419,253	970,219	384,183	384,183
Securitization bonds payable	82,337	82,367	82,500	82,337	82,340	82,517
Credit facilities	62,030	62,030	62,030	70,038	70,038	70,038
Senior notes	481,118	481,118	481,118	—	—	—
Exchangeable senior notes	224,739	198,000	369,118	543,815	490,973	909,601
Junior subordinated notes(2)	280,117	213,200	213,200	280,117	201,203	201,203
Derivative liabilities(2)(3)	349,009	30,717	30,717	674,418	52,204	52,204
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to the “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of March 31, 2014 and December 31, 2013.
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
Senior Notes
The senior notes were issued March 31, 2014 and have a maturity date of September 30, 2014. The Company believes the carrying value approximates fair value. These fair value measurements are classified as Level 2 of the fair value hierarchy.
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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR	Range of Maturity
As of March 31, 2014:
Interest rate swaps	17	$349,009	$(30,717)	(2)	4.55% - 5.25%	May 2014 - July 2018
Interest rate caps/floors	3	478,688	1,925		1.64% - 5.00%	July 2014 - January 2015
Total	20	$827,697	$(28,792)
As of December 31, 2013:
Interest rate swaps	19	$674,418	$(52,204)	(2)	4.27% - 5.25%	May 2014 - July 2018
Interest rate caps/floors	3	478,688	3,469		1.64% - 5.00%	July 2014 - January 2015
Total	22	$1,153,106	$(48,735)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of March 31, 2014 and December 31, 2013.

(2)
All of the interest rate swaps were liabilities of consolidated N-Star CDOs at period end and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, a credit valuation adjustment was not recorded.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The change in number and notional amount of interest rate swaps from December 31, 2013 primarily relates to the deconsolidation of N-Star CDO V (refer to Note 3) and contractual notional amortization. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2014 and December 31, 2013.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest rate caps/floors	Derivative assets	$1,925	$3,469
Interest rate swaps	Derivative liabilities	$30,717	$52,204
The following table presents the effect of derivative instruments in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

		Three Months Ended March 31,
	Statements of Operations Location	2014	2013
Amount of gain (loss) recognized in earnings:
Adjustments to fair value interest rate swaps	Unrealized gain (loss) on investments and other	$3,953	$15,761
Net cash payment for interest rate swaps	Unrealized gain (loss) on investments and other	$(6,736)	$(16,754)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense on debt and securities	$(229)	$(1,762)
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of March 31, 2014 and December 31, 2013.
Credit Risk Concentrations
Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company’s investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, two operators in the Company’s healthcare portfolio generated 5% and 10% of the Company’s rental and escalation income for the three months ended March 31, 2014, respectively, which represents 2% and 4% of total revenue, respectively. The Company believes the remainder of its real estate portfolio is reasonably well diversified and does not contain any unusual concentrations of credit risks.

16.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.	Segment Reporting
The Company currently conducts its business through the following segments, which are based on how management reviews and manages its business:

•
The real estate segment concentrates on various types of investments in commercial real estate located throughout the United States that includes manufactured housing communities, healthcare, hotel, net lease and multifamily properties. In addition, the real estate segment includes PE Investments diversified by property type and geography. The manufactured housing communities portfolio focuses on owning pad rental sites located throughout the United States. The healthcare properties are typically leased under net leases to healthcare operators and focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in private-pay assisted living facilities. The net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants. The multifamily portfolio primarily focuses on owning properties located in suburban markets that are best suited to capture the formation of new households.

•
The CRE debt segment is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate interests, mezzanine loans and preferred equity interests. The Company may from time to time take title to collateral in connection with a CRE debt investment as REO which would be included in the CRE debt business.

•
The asset management segment provides asset management and other services to the Sponsored Companies and any other companies the Company may sponsor in the future, through which the Company earns management, incentive and other fees. The Company currently manages NorthStar Income, NorthStar Healthcare and NorthStar Income II. In addition, NorthStar/RXR New York Metro, which intends to make commercial real estate investments in the New York City metropolitan area, confidentially submitted a registration statement on Form S-11 to the SEC on March 31, 2014. In connection with the Sponsored Companies, the Company manages the day to day operations including identifying, originating, acquiring and managing investments on their behalf and earns asset management and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. NorthStar Income successfully completed its $1.1 billion public offering on July 1, 2013. The Company is currently raising capital for NorthStar Healthcare, which has a maximum offering amount of $1.1 billion and NorthStar Income II which has a maximum offering amount of $1.65 billion. In addition, the Company continues to receive collateral management fees related to administrative responsibilities on the Company’s CDO financing transactions.

•
The CRE securities segment is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities which are mostly conduit CMBS. The Company also invests in opportunistic CRE securities such as an investment in a “B-piece” CMBS.

The Company also historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company’s consolidated CDO financing transactions are reported as a separate business segment. All of the Company’s CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of its business today than in the past. As of March 31, 2014, N-Star securities CDOs I, III and IX continue to be consolidated. As of March 31, 2014 and December 31, 2013, all N-Star CRE debt CDOs were deconsolidated. Refer to Note 3 for further disclosure regarding deconsolidated N-Star CDOs.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Statement of Operations:						N-Star CDOs(2)
Three months ended March 31, 2014:	Real Estate		CRE Debt	Asset Management(1)	CRE Securities	CRE Securities	Corporate(3)		Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$736		$30,775	$—	$23,766	$15,662	$4,457	(4)	$—	$75,396
Rental and escalation income	68,141		—	—	—	284	—		—	68,425
Asset management and other fees, related parties	—		—	10,224	—	—	—		(739)	9,485
Income (loss) from operations	(12,650)	(5)	28,630	7,278	23,762	14,609	(31,646)		—	29,983
Equity in earnings (losses) of unconsolidated ventures	28,024		3,768	—	—	—	—		—	31,792
Income (loss) from continuing operations	12,237		32,009	7,278	23,996	(114,976)	(83,266)		—	(122,722)
Net income (loss)	11,853		32,009	7,278	23,996	(114,976)	(83,266)		—	(123,106)

Statement of Operations:						N-Star CDOs(2)
Three months ended March 31, 2013:	Real Estate		CRE Debt	Asset Management(1)	CRE Securities	CRE Debt	CRE Securities	Corporate(3)		Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$188		$6,205	$—	$7,032	$13,517	$17,430	$14,566	(4)	$—	$58,938
Rental and escalation income	28,013		—	—	—	9,761	162	—		—	37,936
Asset management and other fees, related parties	—		—	7,612	—	—	—	—		(3,104)	4,508
Income (loss) from operations	999	(5)	6,144	5,958	6,993	5,653	16,135	(18,326)		—	23,556
Equity in earnings (losses) of unconsolidated ventures	7,717		944	—	—	(348)	—	—		—	8,313
Income (loss) from continuing operations	12,687		5,359	5,958	6,774	(6,306)	53,047	(27,983)		—	49,536
Net income (loss)	12,847		5,359	5,958	6,774	(6,306)	53,047	(27,983)		—	49,696
_______________________________________________

(1)
$1.6 million and $3.1 million of collateral management fees were earned from CDO financing transactions for the three months ended March 31, 2014 and 2013, respectively, of which $0.7 million and $3.1 million, respectively, were eliminated in consolidation. These amounts are recorded as asset management and other fees in the asset management segment and as an expense in the N-Star CDO segments.

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

(5)	Includes depreciation and amortization of $26.2 million and $9.0 million for the three months ended March 31, 2014 and 2013, respectively.

The following table presents total assets by segment as of March 31, 2014 and December 31, 2013 (dollars in thousands):

					N-Star CDOs(1)
Total Assets	Real Estate	CRE Debt	Asset Management	CRE Securities	CRE Securities	Corporate	Consolidated Total
March 31, 2014	$3,272,648	$1,346,492	$43,122	$422,071	$621,399	$507,086	$6,212,818
December 31, 2013	$3,343,402	$1,211,079	$37,421	$418,837	$722,163	$627,148	$6,360,050
______________________________________
(1) Based on CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

18.	Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Senior Notes issued (refer to Note 9)	$481,118	$—
Exchangeable senior notes exchanged for Senior Notes (refer to Note 9)	296,382	—
Conversion of exchangeable senior notes	139,418	—
Reclassification of operating real estate to assets of properties held for sale	21,661	—
Escrow deposit payable related to CRE debt investments	13,467	1,970
Conversion of LTIP Units	9,788	978
Deferred financing costs payable related to Senior Notes	3,919	—
Non-cash related to PE Investments	726	13,378
Dividends payable related to RSUs	381	—
Real estate acquisition(1)	—	31,995
Reduction of CRE debt investments(1)	—	31,995
Increase in restricted cash(1)	—	2,580
____________________________________________________________
(1) Non-cash activity occurred in connection with taking title to collateral.

19.	Subsequent Events
NSAM Registration Statement
In April 2014, NSAM filed Amendment No. 1 to the Registration Statement on Form 10 with the SEC under the Securities Exchange Act of 1934, as amended, to register shares of NSAM common stock. The information statement, which forms a part of the Registration Statement on Form 10, discloses that upon the consummation of the spin-off, holders of record of the Company’s common stock as of the close of business on the relevant record date will receive one share of NSAM common stock for every one share of our common stock held. The information statement also discloses that in connection with and immediately prior to the consummation of the spin-off, the Company expects to effect a 1-for-2 reverse stock split of the Company’s common stock.
Dividends
On May 7, 2014, the Company declared a dividend of $0.25 per share of common stock. The common stock dividend will be paid on May 23, 2014 to stockholders of record as of the close of business on May 19, 2014. On April 30, 2014, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock and $0.53125 per share of Series D Preferred Stock. Dividends will be paid on all series of preferred stock on May 15, 2014 to stockholders of record as of the close of business on May 12, 2014.
Exchangeable Senior Notes
In April 2014, $53.6 million principal amount of the 5.375% Notes were exchanged for 5.5 million shares of common stock.
Healthcare Portfolio
In May 2014, the Company completed its previously announced acquisition of a $1.1 billion healthcare real estate portfolio comprised of over 8,500 beds diversified across assisted living and skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. The Company acquired the portfolio through a joint venture with NorthStar Healthcare and an affiliate of Formation Capital, LLC. The Company contributed $358.2 million for an approximate 86% interest in the joint venture and together with NorthStar Healthcare owns an aggregate approximate 92% interest in the joint venture. The Company will consolidate this portfolio and recorded $7.5 million of transaction costs in the first quarter 2014 in connection with this transaction. The Company is in the process of allocating the purchase price of the real estate assets acquired and the related liabilities associated with this transaction.

The following presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisition and related borrowings as if it occurred on January 1, 2013. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Pro forma total revenues	$210,902	$166,482
Pro forma net income (loss) attributable to common stockholders	$(131,592)	$39,540
Pro forma EPS - basic	$(0.41)	$0.22
Pro forma EPS - diluted	$(0.41)	$0.21
Innkeepers Portfolio
In May 2014, the Company entered into an agreement to acquire a $1.0 billion hotel portfolio consisting of 47 upscale extended stay hotels and premium branded select service hotels with approximately 6,100 rooms (“Innkeepers Portfolio”). The Innkeepers Portfolio is a geographically diverse, bi-coastal portfolio located primarily in top metropolitan markets, with the largest concentration of net operating income from hotels in California. The Company is acquiring the Innkeepers Portfolio through a joint venture with Chatham Lodging Trust (NYSE: CLDT) where the Company expects to contribute approximately $213 million of equity for an approximate 90% ownership interest.
Industrial Portfolio
In May 2014, the Company entered into an agreement to invest $167 million of preferred and common equity in an approximately $406 million, 6.3 million square foot industrial portfolio that is 100% net-leased with a remaining weighted average lease term of over 12 years (the “Industrial Portfolio”).  This portfolio consists of 39 properties across 17 states with the largest concentration of net operating income from properties in California. As part of this investment, the Company is expected to have an approximate 50% ownership interest.
Strategic Investments
In May 2014, the Company entered into an agreement to acquire a minority interest in Aerium Group (“Aerium”) for €50 million and expects to enter a joint venture with Aerium to evaluate and source real estate investments across Europe, including commercial real estate acquisitions, loan originations and acquisitions and other opportunistic investments.
There can be no assurance that the Company will complete the transactions that are under contract described above on the terms contemplated or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “N-Star,” “we,” “us” or “our” refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.
Introduction
NorthStar Realty Finance Corp. is a diversified commercial real estate, or CRE, investment and asset management company. We invest in multiple asset classes across commercial real estate that we expect will generate attractive risk-adjusted returns. Our investments may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally. Our asset management business is focused on raising and managing capital on a fee basis from alternate sources, which currently includes our non-traded real estate investment trusts, or REITs, and sponsoring other companies through joint ventures and partnerships, such as our recent strategic transaction with RXR Realty LLC, or RXR Realty, a leading real estate owner, manager and developer in the New York metropolitan area, and our healthcare partnership, as discussed below. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and growth of our asset management business and in turn build long-term franchise value. We completed our initial public offering in October 2004 and conduct substantially all of our operations and make our investments through NorthStar Realty Finance Limited Partnership, or our Operating Partnership, including its subsidiaries. We conduct our operations so as to continue to qualify as a REIT for federal income tax purposes.
Proposed Spin-off of Asset Management Business
On December 10, 2013, we announced that our board of directors unanimously approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a tax-free distribution. In connection with the spin-off, we formed NorthStar Asset Management Group Inc., or NSAM. Upon completion of the spin-off, we will be externally managed by an affiliate of NSAM through a management contract with an initial term of 20 years. NSAM will also manage our sponsored non-traded REITs: NorthStar Real Estate Income Trust, Inc., or NorthStar Income, NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and NorthStar Real Estate Income II, Inc., or NorthStar Income II, collectively referred to as our Sponsored Companies. NSAM will also own NorthStar Realty Securities, LLC, or NorthStar Securities, our captive broker-dealer platform and perform other asset management-related services. NSAM will be led by our current management team, which has a proven track record in managing and growing both our company and our Sponsored Companies. In addition, NSAM will manage NorthStar/RXR New York Metro Income, Inc., or NorthStar/RXR New York Metro, which confidentially submitted a registration statement on Form S-11 to the Securities and Exchange Commission, or SEC, on March 31, 2014. In connection with and immediately prior to the consummation of the spin-off, we expect to effect a 1-for-2 reverse stock split of our common stock.
We describe in this Quarterly Report on Form 10-Q our asset management business as it exists as of the date of this report. We expect to contribute our asset management business to NSAM in conjunction with the completion of the spin-off. NSAM is a newly-formed entity that will not have conducted any separate operations prior to the spin-off and some of the actions necessary to transfer our assets and liabilities to NSAM have not occurred but will occur prior to the effectiveness of the spin-off.
Summary of Business
Our primary business lines are as follows:

•
Real Estate - Our real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes manufactured housing communities, healthcare, hotel, net lease and multifamily properties. In addition, our real estate business includes investments (directly or indirectly in joint ventures) owning limited partnership interests in real estate private equity funds, or PE Investments, diversified by property type and geography. Our manufactured housing communities portfolio focuses on owning pad rental sites located throughout the United States. Our healthcare properties are typically leased under net leases to healthcare operators and focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in private-pay assisted living facilities which we believe have the most advantageous underlying demographic trends and fundamentals. Our net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants. Our multifamily portfolio primarily focuses on owning properties located in suburban markets that are best suited to capture the formation of new households.

•
Commercial Real Estate Debt - Our CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate interests, mezzanine loans and preferred equity interests. We may from time to time take title to collateral in connection with a CRE debt investment as real estate owned, or REO, which would be included in our CRE debt business.

•
Asset Management - Our asset management business provides asset management and other services to our Sponsored Companies and any other companies we may sponsor in the future, through which we earn management, incentive and other fees. We currently manage NorthStar Income, NorthStar Healthcare and NorthStar Income II. In connection with the Sponsored Companies, we manage the day to day operations including identifying, originating, acquiring and managing investments on their behalf and earn asset management and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. In addition, we continue to receive collateral management fees related to administrative responsibilities on our collateralized debt obligation, or CDO, financing transactions.

•
Commercial Real Estate Securities - Our CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of our deconsolidated N-Star CDOs and includes other securities, which are mostly conduit commercial mortgage-backed securities, or CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invest in opportunistic CRE securities such as an investment in a “B-piece” CMBS.

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
We are also focused on raising capital for our Sponsored Companies through NorthStar Securities, our broker-dealer subsidiary. Our first Sponsored Company, NorthStar Income, a CRE debt focused non-traded REIT, successfully completed its public offering on July 1, 2013 by raising $1.1 billion of capital. Inception to date, NorthStar Income has invested substantially all of its offering proceeds. We are currently raising capital for our second Sponsored Company, NorthStar Healthcare, a healthcare equity and debt focused non-traded REIT, which has a maximum offering amount of $1.1 billion and our third Sponsored Company, NorthStar Income II, our second CRE debt focused non-traded REIT, which has a maximum offering amount of $1.65 billion. From inception through May 7, 2014, NorthStar Healthcare raised approximately $260 million of capital and NorthStar Income II raised approximately $98 million of capital. NorthStar Healthcare and NorthStar Income II picked up momentum in raising capital in 2013, following the execution of a number of selling agreements in June 2013 and October 2013, respectively. The pace at which we have been able to execute selling agreements and therefore raise capital for NorthStar Healthcare and NorthStar Income II has been greater compared to our first non-traded REIT, NorthStar Income. With regard to NorthStar Income II, we believe our ability to obtain selling agreements, and in turn raise capital at a strong pace, has been driven by the success and similarity of its business to NorthStar Income. On March 31, 2014, NorthStar/RXR New York Metro confidentially submitted a registration statement on Form S-11 to the SEC seeking to raise up to $2.0 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by NSAM and RXR Realty. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York City metropolitan area. The public offering is expected to commence after the SEC completes its review process, subject to market and other conditions.
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

In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $240 million to finance loan originations. In November 2012, we and NorthStar Income entered into a securitization financing transaction, or Securitization 2012-1. In August 2013, we, on behalf of NorthStar Income, entered into a securitization financing transaction, Securitization 2013-1. Securitization 2012-1 and Securitization 2013-1 are collectively referred to as the Securitization Financing Transactions. These Securitization Financing Transactions provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments. The CRE debt investments financed by Securitization 2012-1 were previously financed on our credit facilities. Borrowing levels may change for our CRE debt and real estate investments depending upon the nature of the assets and the related financing.
We also historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. In addition, we acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO, or CSE CDO, and the CapLease 2005-1 CDO, or CapLease CDO. All of these CDOs are past their reinvestment period and given the nature of these transactions these CDOs are amortizing over time as the underlying assets paydown or are sold. We have been winding down our legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past. Refer to “Liquidity and Capital Resources” for a further discussion of our legacy CDO business.
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

Our Investments
The following table presents our assets under management as of March 31, 2014, adjusted for our acquisition of a healthcare portfolio in May 2014 and agreements to purchase other investments in May 2014 (refer to Recent Developments) (dollars in thousands):

	Amount(1)(2)%
Real Estate
Healthcare(3)	$1,629,322	13.5%
Manufactured housing communities	1,486,102	12.3%
Hotel(4)	996,000	8.3%
Private equity fund investments	858,166	7.1%
Net lease(5)	781,386	6.5%
Multifamily	367,787	3.1%
RXR Equity Interest	85,690	0.7%
Total real estate	6,204,453	51.5%
CRE Debt
First mortgage loans	502,567	4.2%
Mezzanine loans	163,798	1.4%
Subordinate interests	248,124	2.1%
Term loans	231,864	1.9%
Subtotal	1,146,353	9.6%
CRE debt of consolidated N-Star CDOs	56,555	0.5%
Other(6)	43,361	0.4%
Total CRE debt	1,246,269	10.5%
Asset Management(7)
NorthStar Income	1,770,960	14.7%
NorthStar Healthcare	246,289	2.0%
NorthStar Income II	153,318	1.3%
Total asset management	2,170,567	18.0%
CRE Securities
N-Star CDO bonds(8)	610,514	5.1%
N-Star CDO equity	154,540	1.3%
Other securities	103,255	0.8%
Total CRE securities	868,309	7.2%
Subtotal	10,489,598	87.2%
Assets underlying deconsolidated CRE Debt CDOs(9)	1,553,794	12.8%
Grand total	$12,043,392	100.0%
____________________________________________________________

(1)	Includes assets of deconsolidated CDOs, referred to as N-Star CDOs.

(2)
Based on cost for real estate investments which includes net purchase price allocation related to net intangibles and other assets and liabilities, fair value for our investments (directly or indirectly in joint ventures) owning limited partnership interests in real estate private equity funds, or PE Investments, and includes the deferred purchase price for PE Investment II, principal amount for our CRE debt and securities investments and amortized cost for N-Star CDO equity.

(3)	Includes $1.1 billion healthcare portfolio acquired in May 2014.

(4)	Represents a hotel portfolio for which we entered into an agreement to purchase subsequent to the first quarter 2014 and includes estimated closing costs.

(5)	Includes $406 million industrial portfolio for which we entered into an agreement to invest in subsequent to the first quarter 2014.

(6)	Primarily relates to certain CRE debt investments accounted for as joint ventures.

(7)	Based on consolidated total assets.

(8)	Includes N-Star CDO bonds with a principal amount of $102 million related to CRE securities CDOs that are eliminated in consolidation.

(9)	Based on the respective remittance report issued on date nearest to March 31, 2014. This amount excludes $667 million of aggregate N-Star CDO equity and N-Star CDO bonds included in CRE securities.
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
For financial information regarding our reportable segments, refer to Note 17. “Segment Reporting” in our accompanying consolidated financial statements included in Item 1. “Financial Statements.”

Real Estate
Overview
As part of our real estate strategy, we explore a variety of real estate investments. Opportunities to purchase real estate have been bolstered by attractive long-term, non-recourse, non mark-to-market financing available through CMBS and agency financing markets. Our portfolio is currently comprised of manufactured housing communities, healthcare, hotel, net lease and multifamily properties, other opportunistic real estate investments such as indirect interests in real estate through real estate private equity funds and strategic arrangements and partnerships, such as our recent strategic transaction with RXR Realty and our healthcare partnership.
Our Portfolio
As of March 31, 2014, $6.2 billion, or 51.5%, of our assets under management were invested directly in real estate properties and indirectly through our PE Investments and our approximate 30% equity interest in RXR Realty, or RXR Equity Interest.
Healthcare Properties
Our healthcare properties are typically net leased to third-party healthcare operators, with a focus on the mid-acuity senior housing sector which includes assisted living, skilled nursing and independent living facilities, which we believe have the most advantageous underlying demographic trends and fundamentals. In May 2014, we completed our previously announced acquisition of a $1.1 billion healthcare real estate portfolio comprised of over 8,500 beds diversified across assisted living and skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. We acquired the portfolio through a joint venture with NorthStar Healthcare and an affiliate of Formation Capital, LLC, or Formation Capital. Refer to Recent Developments for further discussion.
As of March 31, 2014, including the above transaction with Formation Capital, $1.6 billion, or 13.5%, of our assets under management were invested in healthcare properties, comprised of 95 assisted living facilities (ALF), 66 skilled nursing facilities (SNF), five independent living facilities (ILF) and one medical office building (MOB). As of March 31, 2014, our healthcare portfolio was 100% leased to third-party operators, with a weighted average lease coverage of 1.2x and a 8.0 year weighted average remaining lease term.
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
Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes and includes an inventory of manufactured homes. As of March 31, 2014, $1.5 billion, or 12.3%, of our assets under management were invested in manufactured housing communities. Our aggregate portfolio includes 119 communities in 11 states totaling approximately 28,000 pad rental sites. The aggregate portfolio also consists of approximately 3,200 homes on the sites with the remaining homes owned by the respective tenants. As of March 31, 2014, our manufactured housing communities were 87% occupied. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.
The following presents a summary of our manufactured housing communities portfolio (dollars in millions):

	Total Portfolio	Net Cash Flow By Geographic Location
Number of communities	119
Number of pad rental sites	27,694
Net cash flow(1)	$103
Cost basis(2)	$1,486
Net cash flow related to:
Pad rental sites	91.0%
Other	9.0%
Weighted average occupancy	87.0%
___________________________________________________________

(1)
Based on trailing twelve month actual rent less operating expenses for communities owned for the full year ended March 31, 2014 and annualized actual from acquisition date through March 31, 2014 for communities owned for less than twelve months. Also includes rent from pad sites and homes and interest from seller financing.

(2)	Excludes pre-funded capital expenditures and our joint venture partner’s subordinate capital.
Hotel Portfolio
In May 2014, we entered into an agreement to acquire a $1.0 billion hotel portfolio consisting of 47 upscale extended stay hotels and premium branded select service hotels with approximately 6,100 rooms, or the Innkeepers Portfolio. The Innkeepers Portfolio is a geographically diverse, bi-coastal portfolio located primarily in top metropolitan markets, with the largest concentration of net operating income from hotels in California. 83% of the Innkeepers Portfolio is affiliated with Marriott or Hilton. We are acquiring the Innkeepers Portfolio through a joint venture with Chatham Lodging Trust (NYSE: CLDT) where we expect to contribute approximately $213 million of equity for an approximate 90% ownership interest. Refer to Recent Developments for further discussion.

The following presents our hotel portfolio’s diversity across geographic location based on rooms:

Hotel Based on Geographic Region

PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, which we refer to as fund interests. As of March 31, 2014, $858 million, or 7.1%, of our assets under management were invested in PE Investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.
The following table presents our indirect investment in real estate through PE Investments as of March 31, 2014 (dollars in thousands):

	Portfolios	Amount(1)%
PE Investment I	1	$221,051	25.8%
PE Investment II	1	566,282	66.0%
PE Investment III	1	70,833	8.2%
Total	3	$858,166	100.0%
___________________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.
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
PE Investment II
On July 3, 2013, we completed the initial closing of our second joint venture that owns limited partnership interests in real estate private equity funds, or PE Investment II. We, NorthStar Income and the funds managed by Goldman Sachs Asset Management, or the Vintage Funds, entered into an agreement to acquire limited partnership interests in real estate private equity funds with an aggregate reported NAV of approximately $910 million as of September 30, 2012. We, NorthStar Income and the Vintage Funds each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively.
PE Investment II paid $505 million to the seller for all of the fund interests, or 55% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $411 million, or 45% of the September 30, 2012 NAV, or the Deferred Amount, by the first full calendar quarter after the four-year anniversary of the applicable closing date of each fund interest. For the three months ended March 31, 2014, PE Investment II paid $2.4 million of the Deferred Amount, of which our share was $1.7 million. We funded all of our proportionate share of the Initial Amount at the initial closing. Our share of the Initial Amount and the Deferred Amount represents $353 million and $286 million, respectively.

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
Summary of PE Investments
The following tables present a summary of our PE Investments (dollars in millions):

PE Investment(1)	Number of Funds	Number of General Partners	Initial NAV	Closing NAV as a Percentage of Cost (2)	Reported NAV Growth (3)	Underlying Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I	49	26	$802.4	66.2%	17.9%	$25,300	48.1%	$14
PE Investment II	24	15	$910.0	73.5%	10.8%	$25,800	33.5%	$15
PE Investment III	8	4	$80.3	119.0%	6.6%	$3,300	49.8%	$2
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of December 31, 2013, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported NAV.

(3)
The reported NAV growth for PE Investment I and II is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV. The reported NAV growth for PE Investment III is annualized based on two quarters of reported income from the Initial NAV.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of March 31, 2014.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (2)	Contributions	Net
PE Investment I
Quarter ended March 31, 2014	$13.6	$5.4	$19.0	$0.1	$18.9
February 15, 2013 to March 31, 2014 (1)	$67.3	$81.9	$149.2	$20.8	$128.4

PE Investment II
Quarter ended March 31, 2014	$13.1	$10.6	$23.7	$—	$23.7
July 3, 2013 to March 31, 2014 (1)	$42.0	$86.6	$128.6	$11.6	$117.0

PE Investment III
Quarter ended March 31, 2014	$1.4	$—	$1.4	$0.1	$1.3
December 31, 2013 to March 31, 2014 (1)	$1.4	$9.0	$10.4	$0.3	$10.1
_______________________________________________________

(1)	Represents activity from the respective initial closing date through March 31, 2014.

(2)	Net of a $9 million reserve for taxes in the aggregate for all PE Investments.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of December 31, 2013:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
Net Lease Properties
Our real estate that is net leased to corporate tenants is primarily comprised of office, industrial and retail properties. These net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance, capital and operating expenses arising from the use of the leased property generally leaving us, as owner, with minimal ongoing operational or expense obligations. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses and capital costs. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation. In May 2014, we entered into an agreement to invest $167 million of preferred and common equity in an approximately $406 million, 6.3 million square foot Industrial Portfolio that is 100% net-leased with a remaining weighted average lease term of over 12 years. This portfolio consists of 39 properties across 17 states with the largest concentration of net operating income from properties in California.  As part of this investment, we are expected to have an approximate 50% ownership interest. Refer to Recent Developments for further discussion.
As of March 31, 2014 and including the Industrial Portfolio, $781 million, or 6.5%, of our total assets under management were invested in 64 net lease properties, including one property with three buildings owned through an unconsolidated joint venture. As of March 31, 2014, our net lease properties total 8.8 million square feet and were 99% leased with a 8.7 year weighted average remaining lease term, including the $406 million industrial portfolio we entered into an agreement to invest in subsequent to the first quarter of 2014.
The following presents our net lease portfolio’s diversity across property type and geographic location based on cost:

Net Lease by Property Type	Net Lease by Geographic Location

Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that are best suited to capture the formation of new households. As of March 31, 2014, $368 million, or 3.1%, of our assets under management were invested in multifamily properties, including one property owned through an unconsolidated joint venture. As of March 31, 2014, our portfolio includes 12 properties in six states totaling approximately 4,500 rental units that were 92% occupied.
The following presents our multifamily portfolio’s diversity across geographic location based on cost:

Multifamily by Geographic Location

RXR Investment
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. The RXR Investment includes a combination of corporate debt, preferred equity and an approximate 30% equity interest.
In connection with the spin-off, the RXR Equity Interest is structured so that NSAM will be entitled to a base management fee. On March 31, 2014, NorthStar/RXR New York Metro confidentially submitted a registration statement on Form S-11 to the SEC, seeking to raise $2.0 billion in a public offering of common stock.  NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by NSAM and RXR Realty.  NorthStar/RXR New York Metro plans to use the net proceeds from its initial public offering to make commercial real estate investments located in the New York City metropolitan area. The public offering is expected to commence after the SEC completes its review process, subject to market and other conditions.
Commercial Real Estate Debt
Overview
Our CRE debt investment strategy is focused on originating, acquiring and asset managing CRE debt investments, including first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests.
We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loan, if desired. Further, it facilitates a more direct relationship with our borrowers which helps us maintain a robust pipeline, provides an opportunity for us to earn origination and other fees and offers us an important advantage when considering any potential future modifications or restructurings.
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
Our Portfolio
As of March 31, 2014, $1.1 billion, or 9.6%, of assets under management were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs and other CRE debt accounted for as joint ventures. This portfolio consists of 37 loans with an average investment size of $31 million and weighted average extended maturity of 4.6 years. We directly originated approximately 91% of our current portfolio of CRE debt investments. The following table presents a summary of our CRE debt investments as of March 31, 2014 (dollars in thousands):

					Weighted Average(5)			Floating Rate as % of Principal Amount(5)
	Number(2)	Principal Amount	Carrying Value(3)	Allocation by Investment Type(4)	Fixed Rate	Spread Over LIBOR	Yield
Asset Type:
First mortgage loans	17	$502,567	$468,652	43.8%	13.20%	6.60%	10.63%	80.7%
Mezzanine loans	8	163,798	159,473	14.3%	13.44%	13.47%	13.70%	80.0%
Subordinate interests	8	248,124	254,562	21.7%	12.41%	12.33%	12.76%	33.1%
Term loans(1)	4	231,864	231,829	20.2%	12.44%	—	12.94%	—
Total/Weighted average	37	$1,146,353	$1,114,516	100.0%	12.62%	8.62%	11.97%	53.1%
____________________________________________________________

(1)	Term loans include one revolver of $25 million, of which $15 million is outstanding as of March 31, 2014.

(2)	Excludes amounts related to joint ventures and CRE debt underlying our CDOs.

(3)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $134 million for securitization financing transactions and $102 million for credit facilities. The remainder is unleveraged.

(4)	Based on principal amount.

(5)	Excludes three CRE debt investments with an aggregate principal amount of $35 million that were originated prior to 2008.

The following presents our $1.1 billion CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

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

The following table presents a summary of our Sponsored Companies (dollars in millions):

Sponsored Company	Primary Strategy	Offering Period	Offering Amount	Total Equity Raised(1)
NorthStar Income	CRE Debt	Completed July 2013	$1,100	$1,171
NorthStar Healthcare	Healthcare Equity and Debt	Ends August 2015(2)	1,100	260
NorthStar Income II	CRE Debt	Ends May 2015(3)	1,650	98
NorthStar/RXR New York Metro	New York Commercial Real Estate	(4)	2,000	(4)
Total			$5,850	$1,529
___________________

(1)	Represents equity raised from inception through May 7, 2014 and includes proceeds from dividend reinvestment plans of each respective Sponsored Company.

(2)	In April 2014, the board of directors of NorthStar Healthcare extended the term of its initial public offering of common stock to August 2015.

(3)	Offering period subject to extension, as determined by the board of directors.

(4)	Offering period will commence upon its registration statement being declared effective with the SEC.
In addition, we continue to receive collateral management fees as named collateral manager or collateral manager delegate in connection with certain CDOs. With regard to certain CDOs that have been deconsolidated in accordance with accounting principles accepted in the United States, or U.S. GAAP, we retained administrative responsibilities and delegated certain collateral management responsibilities to a third-party collateral manager who is entitled to a percentage of the senior and subordinate collateral management fees of such CDOs. Refer to “Liquidity and Capital Resources” for a discussion of our legacy CDO business.
CRE Securities
We historically originated or acquired CRE debt and securities investments that were predominately financed through permanent, non-recourse CDOs. We sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. In addition, we acquired the equity interests of two CRE debt focused CDOs, the CSE CDO, and the CapLease CDO. We refer to those CRE debt and securities investments that serve as collateral for N-Star CDO financing transactions as legacy CRE debt and securities, respectively. At the time of issuance of the N-Star CDOs, we retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, since the initial issuance of the N-Star CDOs, we repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds. All of the N-Star CDOs are amortizing over time as the underlying assets paydown or are sold. We have been winding down our legacy CDO business, and as a result, such legacy business is a significantly smaller portion of our business today than in the past.
In March 2014, N-Star CDO V was deconsolidated from our consolidated balance sheets. Additionally, in 2013, our CRE debt CDOs were deconsolidated from our consolidated balance sheets. N-Star CDOs I, III and IX continue to be consolidated. Refer to “Liquidity and Capital Resources” for further discussion of our legacy CDO business.
Our CRE securities portfolio is predominately comprised of N-Star CDO bonds and N-Star CDO equity of our deconsolidated N-Star CDOs and includes other securities, mostly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invest in opportunistic CRE securities such as an investment in a “B-piece” CMBS.
The following table presents our interest in the N-Star CDOs as of March 31, 2014 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)	44	$610,514
N-Star CDO equity (3)	5	154,540
Total	49	$765,054
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity.

(2)	Includes 11 N-Star CDO bonds with a principal amount of $102 million related to our securities CDOs that are eliminated in consolidation.

(3)	Represents our equity interests in the CRE debt N-Star CDOs.

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
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in both 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively. However, non-agency CMBS issuance of $19 billion in the first quarter 2014 was down 12% when compared to $22 billion issued in the same period 2013. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. This change in policy has led to and may continue in the future to result in an increase in interest rates on U.S. government and other sovereign government bonds as well as interest rates more generally. However, the U.S. Federal Reserve has indicated that it intends to keep short-term interest rates near zero while monitoring employment and inflation, but there can be no assurance that these policies will remain unchanged.
Partly as a result of this stimulus, the commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels. However, a range of economic and political headwinds remain, including a weak labor market recovery, legislative gridlock, potential conflict over budget deficits and the debt ceiling, the impact of the Affordable Care Act, uncertain U.S. Federal Reserve policy, concern with emerging market economies and Eastern European strife, among other matters. We expect that this dynamic, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, will continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2017. While there is an increased supply of liquidity in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, NorthStar Realty began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue volume is still below historic levels. Industry experts are currently predicting approximately $90 billion of non-agency CMBS issuance in 2014.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. The commercial real estate debt, equity and securities investments of our Managed Companies could be negatively impacted by weak real estate markets and economic conditions. Weak economic conditions could reduce a tenant’s/operator’s ability to make rent payments in accordance with the contractual terms of the leases and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow is negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
After showing considerable resiliency during the economic downturn between 2007 and 2010, the non-traded industry has experienced rapid growth with approximately $20 billion of total capital raised in 2013, which is more than double compared to the year ended 2012. As we continue to expand our alternative products distribution channel through NorthStar Securities with a focus on offering non-traded products, we expect to continue to leverage our expertise and proven track record in this competitive capital raising market seeking to offer retail investors direct access to investment opportunities in commercial real estate.
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
In 2012 and 2013, we took advantage of improved market conditions in terms of both capital raising and investment activity. We issued $1.9 billion of capital in 2013 and $724 million of capital in 2012. In addition, as of March 31, 2014, we have two credit facilities with an aggregate of $240 million to finance the origination of CRE first mortgage loans. In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into Securitization Financing Transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities.
We actively invested across our businesses in 2014. The following table presents our gross investments and equity invested, including commitments, through May 9, 2014 (dollars in millions):

Investment	Number	Gross Investments	Invested Equity
Healthcare portfolio(1)	80 properties	$1,065	$358
Hotel portfolio(2)	47 properties	996	213
Industrial portfolio(3)	39 properties	406	167
CRE debt	6 loans	176	166
European joint venture	1 joint venture	69	69
N-Star CDO bonds	2 bonds	10	7
Total		$2,722	$980
____________________________________________________________

(1)	Represents 80 healthcare properties held through a joint venture (refer to Recent Developments).

(2)	Represents 47 hotel properties held through a joint venture (refer to Recent Developments).

(3)	Represents a preferred and common equity investment in 39 industrial properties (refer to Recent Developments).

The weighted average initial (first year) expected yield on invested equity for these investments is 14%. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
In addition, we made investments on behalf of our Sponsored Companies. The following table presents gross investment activity related to these Sponsored Companies we made in 2014 (dollars in millions):

	NorthStar Income		NorthStar Healthcare		NorthStar Income II
Asset Type:	Number	Principal/Purchase Price	Number	Principal/Purchase Price	Number	Principal/Purchase Price
Healthcare portfolio(1)	—	$—	1	$23	—	$—
CRE debt	3	262	1	15	2	114
Real estate equity	1	20	3	84	—	—
Total	4	$282	5	$122	2	$114
___________________________________________________

(1)	Represents a joint venture interest in 80 healthcare properties.

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
Borrowing levels for CRE investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our CRE debt investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread. We use secured term credit facilities to partially finance our CRE debt and securities investments. As of March 31, 2014, our credit facilities provide for an aggregate of up to $240 million to finance first mortgage loans and senior loan participations secured by commercial real estate. We, and on behalf of NorthStar Income, use securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments that were previously financed on credit facilities. In November 2012 and in August 2013, we and on behalf of NorthStar Income, entered into Securitization 2012-1 and Securitization 2013-1. As of March 31, 2014, we had $82 million issued as part of Securitization 2012-1 and $62 million outstanding with $178 million available borrowing under our credit facilities.
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
Our portfolio management process related to CRE debt and securities underlying our deconsolidated CDOs is limited to monitoring the CDO bonds and equity interests in such CDO financing transactions. A more detailed discussion of our CDO financing transactions and our delegation of collateral management rights for the deconsolidated N-Star CRE debt CDOs is provided in “Liquidity and Capital Resources.”
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

Operating Real Estate
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. We evaluate whether real estate acquired in connection with a REO constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.

Operating real estate, including REO, which has met the criteria to be classified as held for sale, is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.
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

We may decide to not elect the fair value option for certain CRE securities due to the nature of the particular instrument. For those CRE securities for which the fair value option was not elected, any unrealized gains (losses) from the change in fair value is recorded as a component of accumulated other comprehensive income, or OCI, in the consolidated statements of equity, to the extent impairment losses are considered temporary.
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
Selling Commissions and Dealer Manager Fees
Selling commissions and dealer manager fees represent income earned from selling equity in Sponsored Companies through NorthStar Securities while such companies are raising capital for their respective public offerings. Selling commissions and dealer manager fees and commission expense are accrued on a trade date basis. We are currently raising capital for NorthStar Healthcare and NorthStar Income II. NorthStar Income, our first sponsored company, successfully completed its $1.1 billion public offering on July 1, 2013.
Asset Management and Other Fees
Asset management and other fees include asset management, incentive and other fees, such as acquisition and disposition fees, earned from the Sponsored Companies. Base asset management and other fees are recognized based on contractual terms specified in the underlying governing documents in the periods during which the related services are performed and the amounts have been contractually earned. Incentive fees and payments are recognized subject to the achievement of return hurdles in accordance with the respective terms set forth in each respective governing agreement of the Sponsored Companies.
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
An allowance for a doubtful account for a tenant/operator receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
Other
Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a complete discussion of our critical accounting policies.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update that changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The requirements of this accounting update will be effective for us for the annual period beginning after December 15, 2014, however, early adoption is permitted but only for disposals or classifications as held for sale that have not been reported in financial statements previously issued or available for issue. We early adopted this accounting pronouncement effective January 1, 2014 and the update did not have a material impact on our consolidated financial statements.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 to March 31, 2013 (Dollars in Thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$78,679	$70,335	$8,344	11.9%
Interest expense on debt and securities	3,283	11,397	(8,114)	(71.2)%
Net interest income on debt and securities	75,396	58,938	16,458	27.9%
Other revenues
Rental and escalation income	68,425	37,936	30,489	80.4%
Selling commissions and dealer manager fees, related parties	14,548	16,940	(2,392)	(14.1)%
Asset management and other fees, related parties	9,485	4,508	4,977	110.4%
Other revenue	1,789	452	1,337	295.8%
Total other revenues	94,247	59,836	34,411	57.5%
Expenses
Other interest expense	39,033	25,780	13,253	51.4%
Real estate properties—operating expenses	21,958	8,665	13,293	153.4%
Commission expense	13,560	15,369	(1,809)	(11.8)%
Other expenses	776	1,254	(478)	(38.1)%
Transaction costs	8,110	3,753	4,357	116.1%
Provision for loan losses, net	1,886	2,336	(450)	(19.3)%
General and administrative expenses
Salaries and equity-based compensation	20,863	18,330	2,533	13.8%
Other general and administrative expenses	6,425	5,026	1,399	27.8%
Total general and administrative expenses	27,288	23,356	3,932	16.8%
Depreciation and amortization	27,049	14,705	12,344	83.9%
Total expenses	139,660	95,218	44,442	46.7%
Income (loss) from operations	29,983	23,556	6,427	27.3%
Equity in earnings (losses) of unconsolidated ventures	31,792	8,313	23,479	282.4%
Unrealized gain (loss) on investments and other	(141,951)	13,585	(155,536)	(1,144.9)%
Realized gain (loss) on investments and other	(45,901)	4,082	(49,983)	(1,224.5)%
Gain (loss) from deconsolidation of N-Star CDOs	3,355	—	3,355	NA
Income (loss) from continuing operations	(122,722)	49,536	(172,258)	(347.7)%
Income (loss) from discontinued operations	(384)	160	(544)	(340.0)%
Net income (loss)	$(123,106)	$49,696	$(172,802)	(347.7)%
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

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Three Months Ended March 31,
	2014				2013
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,094,568	$35,118	12.83%		$1,812,442	$30,766	6.79%
CRE securities investments	1,260,809	43,561	13.82%		1,757,823	39,569	9.00%
	$2,355,377	78,679	13.36%		$3,570,265	70,335	7.88%
Interest-bearing liabilities:(1)
CDO bonds payable	$855,073	1,813	4.00%	(5)	$3,082,293	9,791	3.44%	(5)
Securitization bonds payable	82,354	702	3.41%		98,029	801	3.27%
Credit facilities	66,034	768	4.65%		58,297	664	4.56%
Secured term loan	—	—	—%		14,644	141	3.85%
	$1,003,461	3,283	3.99%		$3,253,263	11,397	3.46%
Net interest income		$75,396				$58,938
____________________________________________________________

(1)
Excludes $36.2 million and $192.0 million average carrying value of REO and investments in and advances to unconsolidated ventures, net of related financing as of March 31, 2014 and 2013, respectively.

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

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $6.7 million and $16.8 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.

Interest income increased $8.3 million, primarily attributable to increased income related to CRE debt and securities investments ($27.9 million) and an investment in our CDO bonds ($13.8 million), offset by decreased interest income on CRE debt and securities investments in N-Star CDOs ($33.4 million) primarily related to the deconsolidation of certain CDOs in the third and fourth quarter of 2013.
Interest expense decreased $8.1 million, primarily attributable to lower interest expense related to repurchases, paydowns and deconsolidation of CDO bonds payable ($7.6 million) and reduced borrowings on CRE debt and securities investments through credit facilities and Securitization 2012-1 ($0.5 million).
Other Revenues
Rental and Escalation Income
Rental and escalation income increased $30.5 million, primarily attributable to new manufactured housing and multifamily investments ($38.9 million) and higher income on our net lease and healthcare properties ($1.6 million) in our real estate segment, offset by lower income related to REOs that were deconsolidated in our N-Star CDO CRE debt segment ($10.0 million).
Selling Commissions and Dealer Manager Fees, Related Parties
Selling commissions and dealer manager fees are generated in our asset management business and represents income earned for selling equity in our Sponsored Companies through NorthStar Securities. The decrease of $2.4 million in commission income is attributable to completing our offering of NorthStar Income on July 1, 2013 and commencing selling in NorthStar Healthcare and NorthStar Income II at the end of the third quarter 2013.
Asset Management and Other Fees—Related Parties
Asset management and other fees are generated in our asset management business and increased $5.0 million primarily due to increased fees from managing our Sponsored Companies and fees from N-Star CDOs that are now deconsolidated.
Other Revenue
Other revenue increased $1.3 million due to increases in various fees such as special servicing fees, draw fees and late fees.

Expenses
Other Interest Expense
Other interest expense increased $13.3 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new manufactured housing and multifamily investments in our real estate segment ($12.3 million) and exchangeable senior notes issued in June 2013, at the corporate level ($0.7 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $13.3 million, primarily attributable to new manufactured housing and multifamily investments in our real estate segment ($18.2 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($5.0 million).
Commission Expense
Commission expense is incurred in our asset management business and represents commission expense paid to broker-dealers with whom we have distribution agreements to raise capital for our Sponsored Companies and commission expense to employees of NorthStar Securities. The decrease of $1.8 million in commission expense corresponds with the decreased commission income.
Other Expenses
Other expenses decreased $0.5 million related to managing the N-Star debt CDOs now deconsolidated, and recorded as part of the N-Star CDO segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. For the three months ended March 31, 2014, transaction costs of $8.1 million primarily related to our acquisition of the healthcare portfolio in May 2014. For the three months ended March 31, 2013, transaction costs of $3.8 million related to our acquisition of PE Investment I and real estate properties in our real estate segment.
Provision for Loan Losses, Net
Provision for loan losses, net on our CRE debt investments decreased $0.5 million. For the three months ended March 31, 2014, provision for loan losses, net of $1.9 million related to a provision for loan loss for a mezzanine loan. For the three months ended March 31, 2013, provision for loan losses, net of $2.3 million related to a provision for loan loss for a mezzanine loan ($6.3 million), offset by a reversal of provision for loan loss for a mezzanine loan for which we contemporaneously took title to the collateral ($4.0 million).
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer, which is part of our asset management segment.
General and administrative expenses increased $3.9 million primarily attributable to the following:
Salaries and equity-based compensation expense increased $2.5 million primarily due to compensation from higher staffing levels to accommodate our new business activities ($1.2 million), equity compensation in the form of limited partnership interests in the Operating Partnership and deferred limited partnership interests ($2.0 million), equity compensation for the 2012 long-term incentive plan ($0.4 million), equity compensation for the 2013 long-term incentive plan and certain restricted stock units issued in connection with transactions ($1.3 million), offset by an allocation of costs to our Sponsored Companies.
Other general and administrative expenses increased $1.4 million at the corporate level primarily due to increased legal fees related to general corporate work, offset by the allocation of costs to our Sponsored Companies.
Depreciation and Amortization
Depreciation and amortization expense increased $12.3 million, primarily related to new acquisitions in our real estate segment ($17.3 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($5.1 million).

Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $23.5 million, primarily attributable to increased earnings from PE Investments ($20.5 million) and the RXR Investment ($1.4 million), all in our real estate segment and earnings from equity investments in our CRE debt segment ($1.9 million).
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. Any change in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments on interest rate swaps is primarily part of our N-Star CDO segments while any change in fair value and net cash payments on interest rate swaps related to junior subordinated notes are at the corporate level (dollars in thousands):

	Three months ended March 31, 2014				Three months ended March 31, 2013
		N-Star CDOs				N-Star CDOs
	CRE Securities	CRE Securities	Corporate	Total	CRE Securities	CRE Debt	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$(775)	$16,964	$—	$16,189	$712	$28,604	$67,167	$—	$96,483
CDO bonds payable, at fair value	—	(143,360)	—	(143,360)	—	(33,301)	(38,983)	—	(72,284)
Junior subordinated notes, at fair value	—	—	(11,997)	(11,997)	—	—	—	(9,621)	(9,621)
Derivative liabilities, at fair value	—	3,953	—	3,953	—	6,748	9,013	—	15,761
Net cash payments on interest rate swaps	—	(6,736)	—	(6,736)	—	(3,183)	(13,571)	—	(16,754)
Total unrealized gain (loss) on investments and other	$(775)	$(129,179)	$(11,997)	$(141,951)	$712	$(1,132)	$23,626	$(9,621)	$13,585
Realized Gain (Loss) on Investments and Other
Realized losses of $45.9 million for the three months ended March 31, 2014 primarily related to losses on exchangeable senior notes ($37.8 million) in the corporate segment, loss on the sale of manufactured homes ($3.5 million) in the real estate segment, foreign currency remeasurement loss ($0.4 million) in the CRE debt segment, offset by net gains from the sale of investments ($4.3 million) in the CRE securities segment and net realized gains from the sale of timeshare units ($0.3 million) in our real estate segment. The remaining change related to the N-Star CDO CRE securities segment and primarily included losses related to certain CRE securities investments ($8.9 million), offset by gains from the sale of CRE securities investments ($0.3 million).
Realized gains of $4.1 million for the three months ended March 31, 2013 consisted primarily of net realized gains from the sale of timeshare units ($3.9 million) in our real estate segment, offset by foreign currency remeasurement loss ($1.7 million) in the CRE debt segment and losses related to certain CRE securities investments ($0.1 million) in the CRE securities segment. The remaining change related to the N-Star CDO segments and primarily included net realized gains from the sale of CRE debt and securities investments ($4.4 million), offset by losses on the repurchases of CDO bonds ($2.4 million) and losses related to certain CRE securities investments ($0.1 million).
Gain (Loss) from Deconsolidation of N-Star CDOs
The gain of $3.4 million primarily related to the deconsolidation of N-Star CDO V, which was predominately due to the reversal of prior unrealized gains on CDO liabilities recorded in prior periods due to the election of the fair value option.
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations represents the operations of properties classified as held for sale during the period. For the three months ended March 31, 2014 and 2013, income (loss) from discontinued operations of $(0.4) million and $0.2 million respectively, related to five healthcare properties classified as held for sale in our real estate segment.

Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as senior term loans, senior notes, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock.
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
As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. In the past, we maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, REIT qualification requirements, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of May 7, 2014 was approximately $140 million.
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
Securitization 2013-1
In August 2013, we bifurcated three first mortgage loans with an aggregate principal amount of $142 million into senior loans of $79 million and subordinate interests of $63 million to facilitate the financing of the senior loans in Securitization 2013-1, a securitization financing transaction entered into by NorthStar Income. We transferred the senior loans at cost to Securitization 2013-1. We did not retain any interest in such senior loans and retained the subordinate interests on an unleveraged basis.
Credit Facilities
We maintain two separate credit facilities that provide up to an aggregate of $240 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend on asset type and characteristic. Maturity dates for these facilities range from March 2015 to July 2015 and both have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018.

Our loan facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our credit facilities.
Senior Notes and Exchangeable Senior Notes
In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481.1 million principal amount of senior notes due September 30, 2014, or Senior Notes. The Senior Notes are our senior unsecured obligations. The Senior Notes may be redeemed in whole or in part with not less than ten or more than 60 days notice. At the stated maturity date, the Senior Notes may be settled in cash or our common stock at our option. In connection with this exchange, we recorded a loss of $22.4 million in realized gain (loss) on investments and other in the consolidated statements of operations.

In January 2014, $9.6 million principal amount of the 8.875% Notes were exchanged for 1.6 million shares of common stock and $137.0 million principal amount of the 5.375% Notes were exchanged for 14.1 million shares of common stock. In connection with these conversions, we recorded a loss of $15.4 million in realized gain (loss) on investments and other in the consolidated statements of operations.
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
N-Star CDO Equity
Substantially all of our N-Star CDO equity is invested in our CRE debt CDOs which currently have large OC cushions compared to our CRE securities CDOs. In fact, our CRE debt CDOs have distributed regular cash flow since their inception. Currently, all of our CRE debt CDOs are in compliance with their OC and IC tests. Currently, two CRE securities CDOs (N-Star CDOs II and VII) have been liquidated and one has been deconsolidated (N-Star CDO V). Two of the remaining three CRE securities CDOs (N-Star CDOs I and III) are out of compliance with their respective OC test. We historically consolidated these CDO financing transactions under U.S. GAAP. More recently, we have been winding down our legacy CDO business resulting in liquidation and deconsolidation of certain of our N-Star CDOs.
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
In March 2014, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of N-Star CDO V due to the ability of a single party to remove us as collateral manager as a result of an existing event of default. As a result, N-Star CDO V was deconsolidated in March 2014.
N-Star CDOs I, III and IX continue to be consolidated.
The following table presents our deconsolidated N-Star CRE debt CDOs as of March 31, 2014 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of March 31, 2014(1)
Assets, principal amount	$303,466	$381,670	$877,685	$141,615		$737,802		$2,442,238
CDO bonds, principal amount(2)	190,215	310,403	685,531	127,234		666,302		1,979,685
Net assets	$113,251	$71,267	$192,154	$14,381		$71,500		$462,553

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$890	$1,652	$2,681	$656		$5,291		$11,170
Collateral management and other fees	202	356	775	67		336		1,736
Interest coverage cushion(1)	1,068	2,062	3,515	496		5,623
Overcollateralization cushion(1)	58,326	31,291	106,158	8,358		85,808
At offering	19,808	17,412	42,193	5,987	(4)	(151,595)	(5)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to March 31, 2014.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(5)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of all CRE debt in N-Star CDOs based on principal amount:

CRE Debt in N-Star CDOs by Property Type	CRE Debt in N-Star CDOs by Geographic Location

The following table presents our CRE securities CDO financing transactions as of March 31, 2014, all of which are consolidated on our balance sheets (dollars in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star III Mar-05	N-Star IX Feb-07	Total
Balance sheet as of March 31, 2014(1)
Assets, principal amount	$63,915	$170,980	$894,441	$1,129,336
CDO bonds, principal amount(2)	62,644	114,736	667,429	844,809
Net assets	$1,271	$56,244	$227,012	$284,527

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$—	$—	$1,807	$1,807
Collateral management and other fees	26	46	692	$764
Interest coverage cushion(1)	NEG	4,212	2,944
Overcollateralization cushion(1)	NEG	NEG	5,955
At offering	8,687	13,610	24,516
____________________________________________________________

(1)	Based on remittance report issued on date nearest to March 31, 2014.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.
Repurchased N-Star CDO Bonds
The following table presents our N-Star CDO bonds owned as of March 31, 2014 (dollars in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$63,712
AA through BBB	386,212
Below investment grade	160,590
Total(2)(3)	$610,514
Weighted average original credit rating of repurchased N-Star CDO bonds	A / A2
Weighted average purchase price of repurchased N-Star CDO bonds	33%
____________________________________________________________

(1)	Represents the maximum amount of principal proceeds that could be received. There is no assurance we will receive the maximum amount of principal proceeds.

(2)	Unencumbered N-Star CDO bonds are owned by us, of which $477 million were repurchased at a discount to par.

(3)	$102 million are eliminated in our consolidated financial statements.

Repurchased N-Star CDO bonds that are consolidated are not presented as an investment but rather are eliminated in our consolidated financial statements and, as a result, the interest and realization of any discount will generally not be recorded as income in our consolidated statements of operations under U.S. GAAP. These amounts are recorded as inter-segment revenues and expense as disclosed in Note 17. Segment Reporting in Item 1. “Financial Statements.” We generate cash flow in future periods through the interest paid on these bonds, as well as realize (in cash) the discount if and when the bonds repay.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2014	2013
Operating activities	$53,696	$42,239
Investing activities	(60,979)	(307,509)
Financing activities	(124,580)	214,052
Net increase (decrease) in cash and cash equivalents	$(131,863)	$(51,218)
Three Months Ended March 31, 2014 Compared to March 31, 2013
Net cash provided by operating activities was $54 million for the three months ended March 31, 2014 compared to $42 million for the three months ended March 31, 2013. The increase was primarily due to new investment activity.

Net cash used in investing activities was $61 million for the three months ended March 31, 2014 compared to $308 million for the three months ended March 31, 2013. The decrease in net cash used was primarily due to a decrease in new investment activity in the first quarter 2014.
Net cash used in financing activities was $125 million for the three months ended March 31, 2014 compared to net cash provided from financing activities of $214 million for the three months ended March 31, 2013. The primary cash outflows for the three months ended March 31, 2014 was $11 million of net new borrowings, $13 million for net repurchase/repayment of CDO bonds and $97 million for the payment of dividends (common and preferred). The primary cash inflows for the three months ended March 31, 2013 was $282 million of net new capital and $94 million of net new borrowings, offset by $100 million for net repurchase/repayment of CDO bonds, $10 million for net swap activities and $47 million for the payment of dividends (common and preferred).
Off-Balance Sheet Arrangements
As of March 31, 2014, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 3. “Variable Interest Entities” in Item 1. “Financial Statements” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Additionally, we have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 6. “Investments in Private Equity Funds” and Note 7. “Investments in and Advances to Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party and Sponsored Company Arrangements
Asset Management and Other Fees
We have agreements with each of our Sponsored Companies to manage their day-to-day operations, including identifying, originating and acquiring investments on their behalf and earning fees for our services. For the three months ended March 31, 2014, we earned $9 million of fees related to these agreements. Pursuant to each of the advisory agreements with our current Sponsored Companies, we may determine, in our sole discretion, to defer or waive, in whole or in part, certain asset management and other fees incurred. In considering whether to defer or waive any such fees, we evaluate the specific facts and circumstances surrounding the incurrence of a particular fee and make our decision on a case by case basis. From inception through March 31, 2014, we deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.
N-Star CDOs
We earn collateral management fees from the N-Star CDOs. For the three months ended March 31, 2014, we earned $2 million in fee income. For the three months ended March 31, 2014, we recorded fee income of $0.8 million in our consolidated statements of operations relating to deconsolidated N-Star CDOs. All remaining amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated prior to the third quarter 2013.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity. For the three months ended March 31, 2014, we earned $20.3 million of interest income from such investments in deconsolidated N-Star CDOs.
Selling Commissions and Dealer Manager Fees and Commission Expense
Selling commissions and dealer manager fees represents income earned by selling equity in Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and the Sponsored Companies, we receive selling commissions of up to 7% of gross offering proceeds raised. We reallow all selling commissions earned to participating broker-dealers. In addition, we also receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically reallowed to participating broker-dealers. Commission expense represents fees to participating broker-dealers with whom we have selling agreements and commissions to employees of NorthStar Securities. We earn net commission income through NorthStar Securities for selling equity in the Sponsored Companies which is expected to cover the costs of our broker-dealer business. Currently, net commission income covers the majority of such costs. For the three months ended March 31, 2014, commission expense was $14 million of which $2 million related to employees of NorthStar Securities.

Sponsored Companies
We are entitled to certain expense allocations for costs paid on behalf of our Sponsored Companies which include: (i) reimbursement for organization and offering costs such as professional fees and other associated with the formation and offering of the Sponsored Company; and (ii) reimbursement for direct and indirect operating costs such as certain salaries and professional and other costs associated with running the operations of the Sponsored Company. We facilitate the payment of organization and offering costs on behalf of our Sponsored Companies and record these costs as receivables, related parties on our consolidated balance sheets until repaid. Our Sponsored Companies record these costs as either advisory fees-related party on their consolidated statements of operations or as a cost of capital in their consolidated statements of equity. As of March 31, 2014, we had aggregate unreimbursed costs of $24 million from our Sponsored Companies. This amount is recorded as receivables, related parties on our consolidated balance sheets. For the three months ended March 31, 2014, we received $3 million of reimbursement from our Sponsored Companies.
We committed to purchase up to $10.0 million in shares of each of its Sponsored Companies’ common stock during the two year period from when each offering was declared effective, in the event that distributions to its stockholders exceeds its modified funds from operations, or MFFO, as defined in accordance with the current practice guidelines issued by the Investment Program Association. With respect to this commitment, we purchased the following shares:

•
NorthStar Income - We purchased an aggregate of 507,980 shares of NorthStar Income’s common stock for $4.6 million from inception of NorthStar Income through the termination of the agreement which ended on July 19, 2013.

•
NorthStar Healthcare - We purchased an aggregate of 255,614 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.3 million. The commitment with NorthStar Healthcare ends in August 2015, unless extended by us at our discretion.

•
NorthStar Income II - We purchased an aggregate of 245,109 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.2 million. The commitment with NorthStar Income II ends in May 2015, unless extended by us at our discretion.

In January 2014, we sold a $9.0 million pari passu participation in a first mortgage loan at cost originated by the Company to NorthStar Income II. Additionally, in April 2014, we sold a $5 million pari passu participation in a first mortgage loan at cost to NorthStar Income II. Such sales were approved by the independent board of directors of NorthStar Income II.
Legacy Fund
We have interests in four CRE debt investments, two of which are in deconsolidated N-Star CDOs, with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. One of our directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, or Legacy Partners Commercial, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund.
Two loans with an aggregate principal amount of $39.6 million were deconsolidated in September 2013, and as a result, we no longer record these loans on our consolidated balance sheets. For the three months ended March 31, 2013, we recorded an aggregate $0.5 million of interest income in our consolidated statements of operations related to these loans.
The third loan with a principal amount of $39 million matures in October 2016 and has two one-year extension options, at the borrower’s option. In March 2014, we originated the fourth loan, a senior mortgage loan with a principal amount of $17.3 million and a mezzanine loan with a principal amount of $8.1 million, both of which mature in April 2021. For the three months ended March 31, 2014, we recorded an aggregate $0.8 million of interest income in our consolidated statements of operations related to these loans.
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
Recent Developments
NSAM Registration Statement
In April 2014, NSAM filed Amendment No. 1 to the Registration Statement on Form 10 with the SEC under the Securities Exchange Act of 1934, as amended, to register shares of NSAM common stock. The information statement, which forms a part of the Registration Statement on Form 10, discloses that upon the consummation of the spin-off, holders of record of the our common stock as of the close of business on the relevant record date will receive one share of NSAM common stock for every one share of our common stock held. The information statement also discloses that in connection with and immediately prior to the consummation of the spin-off, we expect to effect a 1-for-2 reverse stock split of our common stock.
Dividends
On May 7, 2014, we declared a dividend of $0.25 per share of common stock. The common stock dividend will be paid on May 23, 2014 to stockholders of record as of the close of business on May 19, 2014. On April 30, 2014, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock and $0.53125 per share of Series D Preferred Stock. Dividends will be paid on all series of preferred stock on May 15, 2014 to stockholders of record as of the close of business on May 12, 2014.
Exchangeable Senior Notes
In April 2014, $53.6 million principal amount of the 5.375% Notes were exchanged for 5.5 million shares of common stock.
Healthcare Portfolio
In May 2014, we completed our previously announced acquisition of a $1.1 billion healthcare real estate portfolio comprised of over 8,500 beds diversified across assisted living and skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. We acquired the portfolio through a joint venture with NorthStar Healthcare and an affiliate of Formation Capital, LLC. We contributed $358 million for an approximate 86% interest in the joint venture and together with NorthStar Healthcare own an aggregate approximate 92% interest in the joint venture.
Innkeepers Portfolio
In May 2014, we entered into an agreement to acquire a $1.0 billion hotel portfolio consisting of 47 upscale extended stay hotels and premium branded select service hotels with approximately 6,100 rooms. The Innkeepers Portfolio is a geographically diverse, bi-coastal portfolio located primarily in top metropolitan markets, with the largest concentration of net operating income from hotels in California. 83% of the Innkeepers Portfolio is affiliated with Marriott or Hilton. We are acquiring the Innkeepers Portfolio through a joint venture with Chatham Lodging Trust (NYSE: CLDT) where we expect to contribute approximately $213 million of equity for an approximate 90% ownership interest.
Industrial Portfolio
In May 2014, we entered into an agreement to invest $167 million of preferred and common equity in an approximately $406 million, 6.3 million square foot Industrial Portfolio that is 100% net-leased with a remaining weighted average lease term of over 12 years. This portfolio consists of 39 properties across 17 states with the largest concentration of net operating income from properties in California.  As part of this investment, we are expected to have an approximate 50% ownership interest.
Strategic Investments
In May 2014, we entered into an agreement to acquire a minority interest in Aerium Group, or Aerium, for €50 million, the Aerium GP Interest and expects to enter a joint venture with Aerium to evaluate and source real estate investments across Europe, including commercial real estate acquisitions, loan originations and acquisitions and other opportunistic investments. Aerium is an established pan-European real estate investment manager specializing in commercial real estate properties and is headquartered in Luxembourg with additional offices located across Europe in key geographic markets. Aerium currently manages approximately €6.2 billion of real estate assets across 12 countries and employs over 180 professionals, some of whom will be providing services to NSAM following the spin-off as part of the acquisition of the Aerium GP Interest.

There can be no assurance that we will complete the transactions that we have under contract described above on the terms contemplated or at all.

Annual Meeting of Stockholders
On May 7, 2014, our board of directors determined that the 2014 annual meeting of our stockholders will be held on September 5, 2014 at our offices at 399 Park Avenue, 18th Floor, New York, New York 10022, at 10:00 a.m. Eastern time.
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
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measure
Cash Available for Distribution
In 2013, we began using CAD as a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability. We also believe that CAD is useful because it adjusts for a variety of non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for (reversal of) loan losses and non-cash interest income and expense items). Furthermore, CAD adjusts N-Star CDO bond discounts to record such investments on an effective yield basis over the expected weighted average life of the investment. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interest attributable to the Operating Partnership and the following items: depreciation and amortization items including depreciation and amortization, straight-line rental income or expense, amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; cash flow related to N-Star CDO equity interests; accretion of unconsolidated N-Star CDO bond discounts; non-cash net interest income in consolidated N-Star CDOs; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other, excluding accelerated amortization related to sales of CDO bonds or other investments; provision for (reversal of) loan losses; impairment on depreciable property; acquisition gains or losses; distributions to joint venture partners; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; gains (losses) on sales; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. For example, CAD has been adjusted to exclude non-recurring gain (loss) from deconsolidation of certain N-Star CDOs. These items, if applicable, include any adjustments for unconsolidated ventures.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended March 31, 2014 (dollars in thousands):

Net income (loss) attributable to common stockholders	$(134,961)
Non-controlling interest attributable to the Operating Partnership	(3,596)
(Gain) loss from deconsolidation of N-Star CDOs	(3,355)
Subtotal	(141,912)

Adjustments:
Depreciation and amortization items(1)	41,749
N-Star CDO bond discounts(2)	4,457
Non-cash net interest income in consolidated N-Star CDOs	(8,042)
Unrealized (gain) loss from fair value adjustments / Provision for loan losses	137,101
Realized (gain) loss on investments(3)	45,901
Distributions to joint venture partners	(673)
Other(4)	12,875
CAD	$91,456
____________________________________________________________

(1)
The three months ended March 31, 2014 includes depreciation and amortization of $27.5 million including $0.5 million related to unconsolidated ventures, straight-line rental income of $(0.3) million, amortization of above/below market leases of $(0.3) million, amortization of deferred financing costs of $1.6 million, amortization of discount on financings and other of $3.6 million and amortization of equity based compensation of $9.6 million.

(2)
For CAD, realized discounts on CDO bonds are accreted on an effective yield basis based on expected maturity. For CDOs that were deconsolidated, CDO bond accretion is included in net income attributable to common stockholders from the date of deconsolidation.

(3)	The three months ended March 31, 2014 includes $37.8 million of non-cash loss from extinguishment and exchange of debt.

(4)
The three months ended March 31, 2014 includes transaction costs in connection with real estate related acquisitions of $8.1 million and $4.8 million of cash flow related to N-Star CDO equity interests.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse securitization financing transactions or non-recourse mortgage notes. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. As of March 31, 2014, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including derivatives) would result in an increase in net interest income of approximately $1 million annually.
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
We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of March 31, 2014, our counterparties do not hold any cash margin as collateral against our swap contracts. As of March 31, 2014, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.

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
Most of our CMBS investments are generally junior in right of payment of interest and principal to one or more senior classes but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt we invest in generally reflects comparable credit risk. Our CRE debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include taking title to collateral. We describe many of the options available to us in this situation in the “Portfolio Management” section of this Quarterly Report on Form 10-Q. To the extent the value of our collateral exceeds the amount of our debt (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our debt amount. To the extent the amount of our debt investments plus all senior debt to our position exceeds the realizable value to our collateral (net of expenses), then we would incur a loss.
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
Item 5. Other
Completion of $1.1 billion Healthcare Real Estate Portfolio Acquisition
On May 7, 2014, the Company, through a subsidiary, completed its previously announced acquisition of a $1.1 billion healthcare real estate portfolio comprised of over 8,500 beds across 43 senior housing facilities and 37 skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. The Company structured the acquisition, together through a joint venture with a subsidiary of NorthStar Healthcare (the “NorthStar Member”), as a joint venture with an affiliate of Formation Capital, LLC (“Formation”), which was the prior controlling and minority owner of the portfolio. The Company contributed approximately $358 million for an approximate 86% interest in the joint venture and together with NorthStar Healthcare owns an approximate 92% interest in the joint venture with Formation. For the remainder of the purchase price, the joint venture assumed in-place, non-recourse mortgage financing weighted average current interest rate of 4.31% and weighted average final maturity of five years. The joint venture purchased the portfolio from a joint venture between Formation and Safanad Limited, a third party, and its $9 million deposit was applied to the aggregate purchase price at closing. The Company is managing member and controls the venture, subject to Formation and NorthStar Healthcare’s consent with respect to certain major decisions. Formation will continue as the day-to-day asset manager of the portfolio.
Concurrently with the closing, the NorthStar Member and Formation entered into a limited liability company agreement containing customary terms and conditions and will provide for distributions of all ordinary cash flow on a priority basis to the NorthStar Member as follows: (i) first, to the NorthStar Member and Formation, pari passu in proportion to their respective percentage interests until the NorthStar Member has received a 12% internal rate of return; (ii) second, 20% to Formation and 80% to the NorthStar Member and Formation, pari passu in proportion to their respective percentage interests until the NorthStar Member has received a 25% internal rate of return and (iii) third, the balance, if any, 30% to Formation and 70% to the NorthStar Member and Formation, pari passu in proportion to their respective percentage interests. Distributions received by the NorthStar Member will be allocated to the Company and NorthStar Healthcare pro rata based on their respective contributions in the NorthStar Member.
The financial statements and pro forma financial information required by Item 9.01 of Form 8-K will be filed by a Current Report on Form 8-K no later than 71 calendar days after May 13, 2014.
Innkeepers Portfolio
On May 8, 2014, the Company, through its subsidiary, NewINK, LLC, as purchaser (the “Purchaser”), certain entities affiliated with Cerberus Real Estate Capital Management, Inc., as sellers (the “Sellers”), Chatham Lodging L.P. and certain individual owners and operating lessees entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) contemplating the sale by the Sellers to the Purchaser of certain entities that collectively own 47 upscale extended stay hotels and premium branded select service hotels with approximately 6,100 rooms (the “Innkeepers Portfolio”), on the terms and conditions set forth in the Purchase and Sale Agreement. The Innkeepers Portfolio is a geographically diverse, bi-coastal portfolio located primarily in top metropolitan markets, with the largest concentration of net operating income from hotels in California. The purchase price for the Portfolio is approximately $1.0 billion, including certain closing and other costs, and will consist of approximately $237 million of equity contributed by the Purchaser, of which approximately $213 million is to be contributed by the Company. Approximately $840 million of non-recourse mortgage financing will be incurred by the Purchaser.
The Company is indirectly acquiring the Portfolio through a joint venture with Chatham Lodging L.P. (the “Joint Venture”) in which the Company and Chatham Lodging L.P. are expected to indirectly hold approximately 90% and 10%, respectively, of the interests in the Joint Venture. Chatham Lodging L.P. is the current minority owner of the Portfolio. The closing of the acquisition of the Portfolio (the “Closing”) is expected to occur in the second quarter of 2014. On May 8, 2014, the Company also funded a non-refundable deposit of $30 million, which will be held in escrow and applied to the purchase price at the Closing. Pursuant to the terms of the Purchase and Sale Agreement, the Purchaser’s obligation to close remains subject to certain customary closing conditions.
The Purchase and Sale Agreement contains representations, warranties and conditions customary for transactions of this type, including Seller’s satisfaction of certain U.S. federal income tax conditions. Seller has also agreed to various customary covenants and agreements. Subject to certain limitations, the Purchaser, on the one hand, and Seller, on the other hand, have also agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters.
There can be no assurance that the Company will complete the transaction described above on the terms contemplated or at all.
Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp.’s Registration Statement on Form S-11 (File No. 333-114675))

3.2
Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

3.3
Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated September 14, 2006)

3.4
Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated February 7, 2007)

3.5
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.’s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.6
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.’s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2012)

3.7
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.’s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share and 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 13, 2012)

3.8
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.’s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 13, 2012)

3.9
Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.875% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated October 5, 2012)

3.10
Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.500% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated April 5, 2013)

4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp.’s Registration Statement on Form S-3 (File No. 333-146679))

4.2
Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 22, 2007)

4.3
Registration Rights Agreement relating to the 8.875% Exchangeable Senior Notes due 2032 of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.4
Indenture dated as of June 12, 2012, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.5
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.6
Indenture, dated as of June 19, 2013, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.7
Indenture, dated as of March 31, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust, National Association, as Trustee (including the Form of Security) (incorporated by reference to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 31, 2014.)

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

Exhibit Number		Description of Exhibit
10.21	+
Executive Employment Agreement, dated as of April 18, 2012, between NorthStar Realty Finance Corp. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.22
Eighth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 11, 2012 (incorporated by reference to Exhibit 10.28 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.23
Subscription Agreement dated as of December 10, 2012, by and among NRFC PE Fund Investor LLC, NRFC Inception, LP, Inception GP, LLC, Teachers Insurance and Annuity Association of America and NRFC PE Fund GP, LLC, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K/A for the year ended December 31, 2013)

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
Second Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s Definitive Proxy Statement on Schedule 14A filed April 19, 2013)

10.31
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.32
Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement dated as of March 14, 2014, by and among Seller (as defined therein) Eclipse Health Holdings-T, LLC, as Purchaser, Formation Capital Asset Management III LLC and Safanad, Inc., as Stakeholder Representatives and Madison Title Agency, LLC, as Escrow Agent (solely for the purposes of Sections 4(b), 11(l) and 34(c)) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.33
Limited Liability Company Agreement of Eclipse Investment, LLC, dated as of May 7, 2014, by and between FC Eclipse Investment, LLC and Eclipse Health Holdings-T, LLC (incorporated by reference to Exhibit A to the Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement filed as Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

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
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 (unaudited) and year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	May 9, 2014	By:	/s/ DAVID T. HAMAMOTO
David T. Hamamoto
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer