Form 10-Q
period 2014-06-30
NORTHSTAR REALTY FINANCE CORP.
filed 2014-08-11
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission File Number: 001-32330
NORTHSTAR REALTY FINANCE CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	02-0732285 (IRS Employer Identification No.)
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
The Company has one class of common stock, $0.01 par value per share, 197,862,409 shares outstanding as of August 8, 2014.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities, our ability to grow following the spin-off of our asset management business and the entry into a long-term management contract with an affiliate of NorthStar Asset Management Group Inc., or NSAM, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	The proposed merger with Griffin-American Healthcare REIT II, Inc. may not have the full strategic and financial benefits that we expect or may not materialize at all;

•	adverse economic conditions and the impact of the commercial real estate industry;

•	access to debt and equity capital and our liquidity;

•	our use of leverage, including our recently announced $500 million revolving credit facility and our ability to comply with the terms thereof;

•	our ability to obtain mortgage financing on our real estate portfolio;

•	the effect of economic conditions on the valuation of our investments;

•	our ability to acquire attractive investment opportunities;

•	the spin-off of our asset management business may not have the full or any strategic and financial benefits that we expect or such benefits may not materialize at all;

•
our performance pursuant to a long-term management contract with an affiliate of NSAM, as our manager, and the effects of becoming an externally-managed company, including the payment of substantial base and potential incentive fees to our manager, the allocation of investments by our manager among us and the manager’s other managed companies and various conflicts of interest in our relationship with NSAM;

•	our ability to grow and profit from our commercial real estate origination activities;

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

•
the impact of economic conditions on the tenants/operators/residents/guests of the real property that we own as well as on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest;

•	tenant/operator or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•
our ability to realize the value of the bonds and equity we purchased and/or retained in our collateralized debt obligations, or CDO, financing transactions and other securitization financing transactions and our ability to complete securitization financing transactions on terms that are acceptable to us, if at all;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, including Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.  Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2014 (Unaudited)	December 31, 2013

Assets
Cash and cash equivalents	$452,149	$635,990
Restricted cash	265,160	166,487
Operating real estate, net	4,276,135	2,370,183
Real estate debt investments, net (refer to Note 5)	1,236,221	1,031,078
Investments in private equity funds, at fair value (refer to Note 6)	550,141	586,018
Investments in unconsolidated ventures (refer to Note 7)	208,434	142,340
Real estate securities, available for sale (refer to Note 8)	956,628	1,052,320
Receivables, net of allowance of $761 as of June 30, 2014	45,918	59,895
Receivables, related parties	1,997	25,262
Unbilled rent receivable	16,303	15,006
Derivative assets, at fair value	2,068	3,469
Deferred costs and intangible assets, net	154,180	96,886
Assets of properties held for sale	51,809	30,063
Other assets	151,703	145,053
Total assets(1)	$8,368,846	$6,360,050
Liabilities
Mortgage and other notes payable	$3,606,585	$2,113,334
CDO bonds payable, at fair value	399,772	384,183
Securitization bonds payable	82,372	82,340
Credit facilities	101,168	70,038
Senior notes	481,118	—
Exchangeable senior notes	151,750	490,973
Junior subordinated notes, at fair value	221,445	201,203
Accounts payable and accrued expenses	113,404	74,547
Escrow deposits payable	109,049	90,929
Derivative liabilities, at fair value	23,807	52,204
Liabilities of properties held for sale	28,962	28,962
Other liabilities	92,188	73,874
Total liabilities(2)	5,411,620	3,662,587
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $986,640 and $736,640 aggregate liquidation preference as of June 30, 2014 and December 31, 2013, respectively	939,166	697,352
Common stock, $0.01 par value, 500,000,000 shares authorized, 188,596,952 and 154,403,414 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively(3)	1,886	1,544
Additional paid-in capital	2,939,195	2,649,450
Retained earnings (accumulated deficit)	(1,067,970)	(685,936)
Accumulated other comprehensive income (loss)	40,985	(4,334)
Total NorthStar Realty Finance Corp. stockholders’ equity	2,853,262	2,658,076
Non-controlling interests	103,964	39,387
Total equity	2,957,226	2,697,463
Total liabilities and equity	$8,368,846	$6,360,050

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		June 30, 2014 (Unaudited)	December 31, 2013

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$11,795	$24,411
	Operating real estate, net	4,895	4,945
	Real estate debt investments, net	25,942	44,298
	Real estate securities, available for sale	481,267	644,015
	Receivables	2,563	4,476
	Other assets	566	269
	Total assets of consolidated VIEs	$527,028	$722,414
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable, at fair value	$399,772	$384,183
	Accounts payable and accrued expenses	1,655	2,686
	Derivative liabilities, at fair value	23,553	52,204
	Other liabilities	2,411	2,993
	Total liabilities of consolidated VIEs	$427,391	$442,066
_______________________________

(3)	Adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 13. “Stockholders’ Equity” for additional disclosure related to the reverse stock split.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net interest income
Interest income (refer to Note 11)	$75,867	$73,148	$154,546	$143,483
Interest expense on debt and securities	3,106	11,588	6,389	22,985
Net interest income on debt and securities	72,761	61,560	148,157	120,498
Other revenues
Rental and escalation income	78,776	64,253	147,201	102,189
Resident fee and hotel income	37,586	—	37,586	—
Other revenue	2,995	961	5,479	1,306
Total other revenues	119,357	65,214	190,266	103,495
Expenses
Other interest expense	44,880	34,344	83,913	60,124
Real estate properties—operating expenses	51,671	18,069	73,629	26,734
Other expenses	154	1,423	930	2,659
Transaction costs	31,650	6,750	39,760	10,503
Provision for loan losses, net	833	—	2,719	2,336
General and administrative expenses
Salaries and related expense	17,392	6,075	20,720	12,894
Equity-based compensation expense	7,879	1,970	11,784	6,688
Other general and administrative expenses	3,580	4,341	8,102	7,863
Total general and administrative expenses	28,851	12,386	40,606	27,445
Depreciation and amortization	33,672	21,526	60,721	36,231
Total expenses	191,711	94,498	302,278	166,032
Income (loss) from operations	407	32,276	36,145	57,961
Equity in earnings (losses) of unconsolidated ventures	31,380	15,119	63,172	23,432
Unrealized gain (loss) on investments and other	(56,605)	(57,834)	(198,945)	(45,978)
Realized gain (loss) on investments and other	(320)	12,133	(45,832)	17,944
Gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	(34,778)	—	(31,423)	—
Income (loss) from continuing operations	(59,916)	1,694	(176,883)	53,359
Income (loss) from discontinued operations (refer to Note 10)(1)	(572)	(2,240)	(6,711)	(4,209)
Net income (loss)	(60,488)	(546)	(183,594)	49,150
Net (income) loss attributable to non-controlling interests	2,512	913	6,248	(820)
Preferred stock dividends	(15,590)	(12,993)	(31,181)	(24,334)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(73,566)	$(12,626)	$(208,527)	$23,996
Earnings (loss) per share:(2)
Income (loss) per share from continuing operations	$(0.42)	$(0.10)	$(1.21)	$0.30
Income (loss) per share from discontinued operations	—	(0.03)	(0.04)	(0.04)
Basic	$(0.42)	$(0.13)	$(1.25)	$0.26
Diluted	$(0.42)	$(0.13)	$(1.25)	$0.26
Weighted average number of shares:(2)
Basic	174,180,959	99,424,114	167,385,527	93,911,477
Diluted	178,190,300	104,318,411	171,531,801	100,108,570
Dividends per share of common stock(2)	$0.50	$0.40	$1.00	$0.78
______________________

(1)
The three months ended June 30, 2014 and 2013 include $8.0 million and $2.2 million, respectively, of equity-based compensation included in discontinued operations. The six months ended June 30, 2014 and 2013 include $13.7 million and $3.5 million, respectively, of equity-based compensation included in discontinued operations.

(2)	Adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 13. “Stockholders’ Equity” for additional disclosure related to the reverse stock split.

 Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(60,488)	$(546)	$(183,594)	$49,150
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	37,451	2,079	46,902	3,769
Reclassification of unrealized (gain) loss on real estate securities, available for sale to realized gain (loss) on investments and other	—	—	(967)	—
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 16)	229	1,722	458	3,484
Total other comprehensive income (loss)	37,680	3,801	46,393	7,253
Comprehensive income (loss)	(22,808)	3,255	(137,201)	56,403
Comprehensive (income) loss attributable to non-controlling interests	1,664	735	4,552	(1,154)
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(21,144)	$3,990	$(132,649)	$55,249

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock(1)		Additional Paid-in Capital(1)	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	21,466	$504,018	81,804	$818	$1,195,949	$(376,685)	$(22,179)	$1,301,921	$28,943	$1,330,864
Net proceeds from offering of common stock	—	—	66,125	661	1,304,958	—	—	1,305,619	—	1,305,619
Net proceeds from offering of preferred stock	8,000	193,334	—	—	—	—	—	193,334	—	193,334
Common stock related to transactions (refer to Note 13)	—	—	—	—	17,712	—	—	17,712	—	17,712
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	19,774	19,774
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(1,403)	(1,403)
Dividend reinvestment plan	—	—	14	—	249	—	—	249	—	249
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	16,961	16,961
Equity component of exchangeable senior notes	—	—	—	—	45,740	—	—	45,740	—	45,740
Conversion of exchangeable senior notes	—	—	5,791	58	74,719	—	—	74,777	—	74,777
Other comprehensive income (loss)	—	—	—	—	—	—	17,845	17,845	803	18,648
Conversion of Old LTIP Units	—	—	670	7	10,123	—	—	10,130	(10,130)	—
Dividends on common stock, Old LTIP Units and RSUs	—	—	—	—	—	(171,798)	—	(171,798)	(9,588)	(181,386)
Dividends on preferred stock	—	—	—	—	—	(55,516)	—	(55,516)	—	(55,516)
Net income (loss)	—	—	—	—	—	(81,937)	—	(81,937)	(5,973)	(87,910)
Balance as of December 31, 2013	29,466	$697,352	154,404	$1,544	$2,649,450	$(685,936)	$(4,334)	$2,658,076	$39,387	$2,697,463
Net proceeds from offering of common stock	—	—	17,250	173	519,025	—	—	519,198	—	519,198
Net proceeds from offering of preferred stock	10,000	241,814	—	—	—	—	—	241,814	—	241,814
Common stock related to transactions (refer to Note 13)	—	—	886	9	6,794	—	—	6,803	—	6,803
Issuance of common stock in connection with exercise of warrants (refer to Note 13)	—	—	799	8	8	—	—	16	—	16
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	80,084	80,084
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(2,166)	(2,166)
Dividend reinvestment plan	—	—	5	—	155	—	—	155	—	155
Amortization of equity-based compensation	—	—	—	—	8,706	—	—	8,706	16,322	25,028
Exchangeable senior notes exchanged for Senior Notes (refer to Note 9)	—	—	—	—	(296,382)	—	—	(296,382)	—	(296,382)
Conversion of exchangeable senior notes	—	—	10,646	106	191,311	—	—	191,417	—	191,417
Other comprehensive income (loss)	—	—	—	—	—	—	45,319	45,319	1,074	46,393
Conversion of Old LTIP Units (refer to Note 12)	—	—	4,607	46	18,565	—	—	18,611	(18,611)	—
Spin-off of NSAM (refer to Note 10)	—	—	—	—	(158,437)	—	—	(158,437)	—	(158,437)
Dividends on common stock, Old LTIP Units, Deferred LTIP Units and RSUs (refer to Note 12)	—	—	—	—	—	(173,507)	—	(173,507)	(5,878)	(179,385)
Dividends on preferred stock	—	—	—	—	—	(31,181)	—	(31,181)	—	(31,181)
Net income (loss)	—	—	—	—	—	(177,346)	—	(177,346)	(6,248)	(183,594)
Balance as of June 30, 2014 (unaudited)	39,466	$939,166	188,597	$1,886	$2,939,195	$(1,067,970)	$40,985	$2,853,262	$103,964	$2,957,226
_______________________

(1)	Adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 13. “Stockholders’ Equity” for additional disclosure related to the reverse stock split.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(183,594)	$49,150
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(57,296)	(22,041)
Equity in (earnings) losses of unconsolidated ventures	(5,876)	(1,391)
Depreciation and amortization	60,721	36,923
Amortization of premium/accretion of discount on investments	(35,526)	(23,811)
Interest accretion on investments	(9,338)	(713)
Amortization of deferred financing costs	5,589	2,966
Amortization of equity-based compensation	25,028	10,195
Unrealized (gain) loss on investments and other	188,251	13,304
Realized (gain) loss on investments and other	45,832	(17,944)
(Gain) loss on deconsolidation of N-Star CDOs	31,423	—
Impairment from discontinued operations	287	—
Distributions from PE Investments (refer to Note 6)	57,296	22,041
Distributions from unconsolidated ventures	1,020	1,645
Distributions from equity investments	7,589	—
Amortization of capitalized above/below market leases	(413)	(823)
Straight-line rental income, net	(1,320)	(1,198)
Provision for loan losses, net	2,719	2,336
Allowance for uncollectible accounts	761	665
Other	—	93
Discount received	176	6,278
Changes in assets and liabilities:
Restricted cash	(10,340)	(3,256)
Receivables	(9,602)	(901)
Other assets	(10,063)	(2,981)
Receivables, related parties	6,613	(1,714)
Accounts payable and accrued expenses	35,196	26,032
Other liabilities	(581)	4,645
Net cash provided by (used in) operating activities	144,552	99,500
Cash flows from investing activities:
Acquisition of operating real estate, net	(1,313,058)	(1,267,910)
Improvements of operating real estate	(6,960)	(5,933)
Deferred costs and intangible assets	(1,835)	(464)
Origination of real estate debt investments, net	(249,528)	(218,154)
Acquisition of real estate debt investments	—	(1,398)
Proceeds from sale of real estate debt investments (refer to Note 11)	13,952	—
Repayment on real estate debt investments	40,262	99,460
Investment in PE Investments (refer to Note 6)	(13,155)	(297,376)
Distributions from PE Investments (refer to Note 6)	81,855	36,415
Investment in unconsolidated ventures	(67,076)	(9,735)
Distributions from unconsolidated ventures	7,250	166
Acquisition of real estate securities, available for sale	(21,801)	—
Proceeds from the sale of real estate securities, available for sale	25,929	170,397
Repayment on real estate securities, available for sale	15,922	125,465
Change in restricted cash	(91,194)	(24,959)
Other assets	(32,007)	6,484
Net cash provided by (used in) investing activities	(1,611,444)	(1,387,542)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Borrowings from mortgage notes	$855,097	$992,836
Repayment of mortgage notes	(5,767)	(4,968)
Repayment of CDO bonds	(43,704)	(443,437)
Repurchases of CDO bonds	—	(6,543)
Repayment of securitization bonds payable	—	(182)
Borrowings from credit facilities	47,540	92,560
Repayment of credit facilities	(16,410)	(14,529)
Repayment of secured term loan	—	(69)
Repurchases and repayment of exchangeable senior notes	—	300,000
Proceeds from exchangeable senior notes	—	(36,710)
Payment of deferred financing costs	(17,978)	(25,097)
Purchase of derivative instruments	(510)	(9,585)
Change in restricted cash	9,346	145,265
Net proceeds from common stock offering	519,198	280,184
Net proceeds from preferred stock offering	241,814	193,334
Proceeds from dividend reinvestment plan	155	120
Spin-off of NSAM (refer to Note 10)	(118,728)	—
Dividends (common and preferred)	(204,688)	(97,848)
Contributions from non-controlling interests	24,968	12,562
Distributions to non-controlling interests	(7,282)	(4,168)
Net cash provided by (used in) financing activities	1,283,051	1,373,725
Net increase (decrease) in cash and cash equivalents	(183,841)	85,683
Cash and cash equivalents—beginning of period	635,990	444,927
Cash and cash equivalents—end of period	$452,149	$530,610

  Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Realty Finance Corp. is a diversified commercial real estate investment company (the “Company”). The Company invests in multiple asset classes across commercial real estate (“CRE”) that it expects will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally. Effective June 30, 2014, the Company is externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). The Company is a Maryland corporation and completed its initial public offering in October 2004. The Company conducts its operations so as to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
Spin-off of Asset Management Business
On June 30, 2014, the Company completed the previously announced spin-off of its asset management business into a separate publicly-traded company, NSAM, in the form of a tax-free distribution (the “Distribution”). In connection with the Distribution, each of the Company’s common stockholders received shares of NSAM’s common stock on a one-for-one basis, after giving effect to a one-for-two reverse stock split of the Company’s common stock (the “Reverse Split”). Upon completion of the spin-off, the asset management business of the Company is owned and operated by NSAM and the Company is externally managed by an affiliate of NSAM through a management contract with an initial term of 20 years. Subsequent to the spin-off, the Company will continue to operate its commercial real estate debt origination business. Most of the employees of the Company at the time of the spin-off became employees of NSAM and executive officers, employees engaged in the Company’s existing loan origination business and certain other employees became co-employees of both the Company and NSAM. Affiliates of NSAM also manage the Company’s previously sponsored non-traded REITs: NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”), NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) (herein collectively referred to as the “NSAM Sponsored Companies”). In addition, NSAM owns NorthStar Realty Securities, LLC (“NorthStar Securities”), the Company’s previously owned captive broker-dealer platform, and performs other asset management-related services. Refer to Note 10. “Spin-off of Asset Management Business” for further disclosure.
Prior to the Distribution, the Company completed an internal corporate reorganization (the “Reorganization”) whereby the Company collapsed its three tier holding company structure into a single tier. The Company previously conducted substantially all of its operations and made its investments through NorthStar Realty Finance Limited Partnership (the “Operating Partnership”). Limited partnership units structured as profits interests previously issued by the Operating Partnership (“Old LTIP Units”) as equity-based compensation were recorded as non-controlling interests on the consolidated balance sheets and were exchanged for shares of the Company’s common stock in the Reorganization. Refer to Note 12. “Equity-Based Compensation” and Note 14. “Non-controlling Interests” for further disclosure. The accompanying notes to these consolidated financial statements are presented after giving effect to the Reorganization, the Reverse Split and the spin-off.
All references herein to the Company refer to NorthStar Realty Finance Corp. and its consolidated subsidiaries after giving effect to the Reorganization, the Reverse Split and the spin-off, unless the context otherwise requires.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
The Company evaluates its CRE debt and securities, investments in unconsolidated ventures and securitization financing transactions, such as its collateralized debt obligations (“CDOs”) and its liabilities to subsidiary trusts issuing preferred securities (“junior subordinated notes”) to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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
Investments in Unconsolidated Ventures
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments (directly or indirectly in joint ventures) that own limited partnership interests in real estate private equity funds (“PE Investments”), certain components of the Company’s investment in RXR Realty LLC (“RXR Realty”) and its investment in the Aerium Group (“Aerium”). PE Investments are recorded as investments in private equity funds, at fair value. Investments in RXR Realty and Aerium are recorded as investments in unconsolidated ventures on the consolidated balance sheets. The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
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
Operating Real Estate
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as goodwill. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.  Ordinary repairs and maintenance are expensed as incurred.  Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.  Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations. The Company evaluates whether real estate acquired in connection with a

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to collateral) (“REO”) constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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
Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014 (Unaudited)		December 31, 2013

Other assets:
Manufactured homes	$70,130		$69,217
Notes receivable	40,263		38,418
Investment-related reserves and deposits	18,089		11,127
Furniture, fixtures and equipment, net	—	(1)	6,977
Prepaid expenses	10,826		5,361
Other	12,395		13,953
Total	$151,703		$145,053

	June 30, 2014 (Unaudited)		December 31, 2013

Other liabilities:
PE Investment III deferred purchase price (refer to Note 6)	$39,760		$39,760
Below-market leases	28,604		8,700
Unearned revenue	4,299		2,029
Tenant security deposits	16,508		9,294
Other	3,017		14,091
Total	$92,188		$73,874
__________________________________________________
(1)Distributed to NSAM in connection with the spin-off.

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
The Company generates operating income from healthcare and hotel properties permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Revenue related to healthcare properties includes resident room and care charges and other resident charges. Revenue related to operating hotel properties primarily consists of room and food and beverage sales. Revenue is recognized when such services are provided, generally defined as the date upon which a guest occupies a room or uses the hotel services and is recorded in resident fee and hotel income in the consolidated statements of operations.
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
An allowance for a doubtful account for a tenant/operator receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator/resident/guest credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Real Estate Debt Investments
Loans are considered impaired when based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.
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
Investments in Unconsolidated Ventures
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of June 30, 2014, the Company did not have any OTTI recorded on its CRE securities.
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
Equity-Based Compensation
The Company accounts for equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For service-based awards, the Company recognizes compensation expense over the vesting period on a straight-line basis. For awards with performance or market measures, the Company recognizes compensation expense over the requisite service period, using the accelerated attribution expense method. For performance-based measures, the Company recognizes compensation expense, net of estimated forfeitures, based on an estimate of the probable achievement of such measures. For market-based measures, the Company recognizes compensation expense based on the initial estimate of the fair value of the award using a binomial model.
For awards with a combination of performance or market measures, the Company estimates the fair value as if it were two separate awards. First, the Company estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company records the compensation expense based on the fair value of the market measure. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, the Company records compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. The awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest.
Foreign Currency Remeasurement
Assets and liabilities denominated in non-U.S. dollar currencies are remeasured at a rate of exchange prevailing on the reporting date and revenues and expenses are remeasured at the average rate of exchange for the period. The Company’s functional currency of its non-U.S. denominated assets and liabilities is the U.S. dollar. Therefore, any gains or losses from the remeasurement of foreign currency to U.S. dollars are recognized in earnings.
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding, including restricted stock. Diluted EPS reflects the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock, including Deferred LTIP Units (refer to Note 12), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and Deferred LTIP Units is calculated assuming all units are converted to common stock.
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
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial statements and related disclosures.

3.	Variable Interest Entities
As of June 30, 2014, the Company has identified the following consolidated and unconsolidated VIEs.
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
Consolidated N-Star CDOs
As of June 30, 2014, the Company serves as collateral manager and/or special servicer for N-Star CDOs I and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs and therefore continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of these consolidated VIEs, however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the six months ended June 30, 2014 and 2013.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Unconsolidated N-Star CDOs
The Company delegated the collateral management rights for N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013 to a third-party collateral manager/collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company evaluated the reconsideration event and determined that these CDOs were still VIEs as the equity investors do not have the characteristics of a controlling financial interest. The Company evaluated the fees paid to the third-party collateral manager/collateral manager delegate and concluded that the third party was acting as a principal. The Company no longer has the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to selling collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company deconsolidated the assets and liabilities for N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013.
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
In May 2014, the Company determined it no longer had the power to direct the activities that most significantly impact the economic performance of N-Star CDO III due to the ability of a single party to remove the Company as collateral manager as a result of an existing event of default. The Company was no longer the primary beneficiary of N-Star CDO III, and as a result, in the second quarter 2014, the Company deconsolidated the assets and liabilities of this CDO.
Similar events of default in the future, if they occur, could cause the Company to deconsolidate additional CDO financing transactions.
For the three months ended June 30, 2014, the deconsolidation of N-Star CDO III resulted in a non-cash realized loss on deconsolidation of $34.8 million recorded in the consolidated statement of operations, which was the result of the deconsolidation of an aggregate of $98.4 million of assets, $60.6 million of liabilities, net of $8.0 million of fair value of N-Star CDO bonds recorded that no longer eliminated in consolidation and the reclassification of $5.0 million of unrealized loss to gain from deconsolidation. For the six months ended June 30, 2014, the deconsolidation of N-Star CDOs III and V resulted in an aggregate non-cash realized loss on deconsolidation of $31.4 million recorded in the consolidated statement of operations, which was the result of the deconsolidation of an aggregate $192.5 million of assets, $149.0 million of liabilities, net of $8.8 million of fair value of N-Star CDO bonds recorded that no longer eliminated in consolidation and the reclassification of $3.3 million of unrealized gain to loss from deconsolidation.
Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of June 30, 2014. These unconsolidated VIEs are summarized as follows:
Real Estate Debt Investments
The Company identified three CRE debt investments with an aggregate carrying value of $59.8 million as variable interests in a VIE. The Company determined that it is not the primary beneficiary of such VIEs, and as such, the VIEs are not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified two CRE securities with an aggregate fair value of $38.1 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization it did not sponsor. For one of these securitizations, an affiliate of NSAM was appointed as special servicer. The special servicing business for certain securitizations was transferred to NSAM. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In February 2013, NorthStar Income, acquired a “B-piece” in a new $1.2 billion securitization. An affiliate of NSAM was appointed as special servicer for the securitization. The Company determined such securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary.
NorthStar Realty Finance Trusts
The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the “Trusts”). The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of June 30, 2014, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in unconsolidated ventures in the consolidated balance sheets.
Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2014 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$59,760	$—	$59,760	$59,760
Investments in unconsolidated ventures	3,742	—	—	3,742	3,742
Real estate securities, available for sale:
N-Star CDO bonds	—	—	284,960	284,960	284,960
N-Star CDO equity	—	—	140,133	140,133	140,133
CMBS	—	—	38,111	38,111	38,111
Subtotal real estate securities, available for sale	—	—	463,204	463,204	463,204
Total assets	3,742	59,760	463,204	526,706	526,706
Junior subordinated notes, at fair value	221,445	—	—	221,445	NA
Total liabilities	221,445	—	—	221,445	NA
Net	$(217,703)	$59,760	$463,204	$305,261	$526,706
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of June 30, 2014 would not exceed the carrying value of its investment.
The Company is not contractually required to provide financial support to any of its unconsolidated VIEs during the six months ended June 30, 2014 and 2013 however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer of the deconsolidated CDOs, may in its sole discretion provide support such as protective and other advances it deems appropriate. As of June 30, 2014, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

4.	Operating Real Estate
Real Estate Acquisitions
In May 2014, the Company, through a subsidiary, acquired a $1.1 billion healthcare real estate portfolio comprised of over 8,500 beds across 38 senior housing facilities and 42 skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas (“Formation Portfolio”), including all costs, escrows and reserves. The Company acquired the Formation Portfolio through a general partnership with a subsidiary of NorthStar Healthcare and a joint venture with an affiliate of Formation Capital, LLC (“Formation”). The Company contributed $357.6 million for an approximate 86% interest in the joint venture and together with NorthStar Healthcare owns an aggregate approximate 92% interest in the joint venture. The Formation Portfolio was financed with seven separate senior mortgage notes assumed and modified in connection with the acquisition, with a weighted average interest rate of LIBOR plus 3.91% and maturities ranging from 2017 to 2019. The Company recorded $7.5 million of transaction costs for the six months ended June 30, 2014 in connection with this transaction.
In June 2014, the Company, through a subsidiary, acquired a $1.1 billion hotel portfolio consisting of 47 upscale extended stay hotels and premium branded select service hotels with approximately 6,100 rooms (“Innkeepers Portfolio”), including all costs,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

escrows and reserves. The Innkeepers Portfolio is a geographically diverse, bi-coastal portfolio located primarily in major metropolitan markets, with the largest concentration of net operating income from hotels in California. 83% of the Innkeepers Portfolio is affiliated with Marriott International Inc. or Hilton Worldwide Holdings Inc. The Company acquired the Innkeepers Portfolio through a joint venture with Chatham Lodging Trust (NYSE: CLDT) by contributing $193.1 million for an approximate 90% ownership interest. The Innkeepers Portfolio was financed with a senior mortgage note with a variable interest rate of one month LIBOR plus 2.23% and two separate mezzanine notes with a variable interest rate of one month LIBOR plus 6.98%, all maturing in 2016 with three one-year extension options at the Company’s option, subject to satisfaction of certain conditions. The Company recorded $19.7 million of transaction costs for the six months ended June 30, 2014 in connection with this transaction.
In December 2013 and May 2014, the Company, through a joint venture with a private investor, acquired a portfolio of manufactured housing communities comprised of 16 communities containing approximately 5,900 pad rental sites located throughout three states (“Manufactured Housing Portfolio”) for an aggregate purchase price of $402.4 million, including all costs, escrows and reserves. The Manufactured Housing Portfolio was financed with six separate new and assumed, ten-year, non-recourse mortgages in the aggregate amount of $264.5 million at a weighted average fixed interest rate of 5.01% and maturities ranging from 2021 to 2024.  The Company structured the acquisition as a joint venture with the same third-party operating partner that is currently managing the Company’s other manufactured housing portfolios. The Company contributed $126.5 million of equity for an approximate 93% interest in the Manufactured Housing Portfolio.
The following table presents the initial allocation of the purchase price of the assets acquired and the liabilities issued or assumed upon the closing of the Formation Portfolio, Innkeepers Portfolio and Manufactured Housing Portfolio that continue to be subject to refinement upon receipt of all information (dollars in thousands):

	Formation Portfolio	Innkeepers Portfolio	Manufactured Housing Portfolio
Assets:
Land and improvements	$138,017	$165,990	$324,511
Buildings	826,302	683,958	8,456
Other assets acquired	96,361	205,252	69,394
Total assets acquired	$1,060,680	$1,055,200	$402,361

Liabilities:
Mortgage notes payable	$638,201	$840,000	$267,020
Other liabilities assumed	8,550	—	—
Total liabilities	646,751	840,000	267,020
Total NorthStar Realty Finance Corp. stockholders’ equity	357,587	193,082	126,513
Non-controlling interests	56,342	22,118	8,828
Total equity	413,929	215,200	135,341
Total liabilities and equity	$1,060,680	$1,055,200	$402,361

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Discontinued Operations
Discontinued operations relates to five healthcare properties held for sale or sold as of June 30, 2014. The following table presents income (loss) from discontinued operations related to such properties for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014		2013	2014		2013
Revenue
Rental and escalation income	$—		$960	$—		$1,920
Other revenue	85		—	85		92
Total revenue	85		960	85		2,012
Expenses
Other interest expense	—		471	—		941
Real estate properties—operating expenses	26		11	376		11
Other expenses	25		47	59		100
Impairment of operating real estate	287	(1)	—	287	(1)	—
Depreciation and amortization	—		323	—		692
Total expenses	338		852	722		1,744
Income (loss) from operating real estate discontinued operations	$(253)		$108	$(637)		$268
__________________

(1)	Includes an immaterial loss from the sale of two healthcare properties classified as held for sale.
5.Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2014, excluding CRE debt underlying deconsolidated N-Star CDOs (dollars in thousands):

					Weighted Average(6)			Floating Rate as % of Principal Amount(6)
	Number	Principal Amount	Carrying Value(4)	Allocation by Investment Type(5)	Fixed Rate	Spread Over LIBOR(7)	Yield(8)
Asset Type:
First mortgage loans	18	$538,762	$505,690	42.4%	13.21%	7.49%	11.26%	82.0%
Mezzanine loans	8	155,840	155,958	12.2%	13.44%	13.46%	13.81%	80.0%
Subordinate interests(1)	9	302,728	310,549	23.9%	12.60%	12.33%	12.92%	27.1%
Term loans(2)	4	230,343	238,082	18.2%	12.45%	—	12.94%	—
Subtotal/Weighted average(3)	39	1,227,673	1,210,279	96.7%	12.68%	9.13%	12.31%	52.2%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	11,607	2.1%	—	1.27%	3.01%	100.0%
Mezzanine loans	1	11,000	10,982	0.9%	8.00%	—	8.33%	—
Term loans	6	3,353	3,353	0.3%	6.74%	—	6.74%	—
Subtotal/Weighted average	9	41,310	25,942	3.3%	7.71%	1.27%	5.75%	65.3%
Total	48	$1,268,983	$1,236,221	100.0%	12.56%	8.80%	12.16%	52.6%
____________________________________________________________

(1)	Includes a $100.0 million preferred equity investment for which the Company elected the fair value option. As of June 30, 2014, carrying value represents fair value with respect to this investment.

(2)	Term loans include one revolver of $25.0 million, of which $19.2 million is outstanding as of June 30, 2014.

(3)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $135.3 million for Securitization 2012-1 and $163.5 million for credit facilities. The remainder is unleveraged. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $16.0 million.

(4)
There are no loans on non-accrual status except for one first mortgage loan acquired with deteriorated credit quality with a carrying value of $5.9 million as of June 30, 2014. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Such loans represent an aggregate $3.2 million carrying value where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(5)	Based on principal amount.

(6)	Excludes three CRE debt investments with an aggregate principal amount of $27.1 million that were originated prior to 2008.

(7)	$519.5 million principal amount has a weighted average LIBOR floor of 0.94%. Includes one first mortgage loan with a principal amount of $6.8 million with a spread over prime rate.

(8)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of June 30, 2014, and for CRE debt with a LIBOR floor, using such floor.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Year to date through June 30, 2014, the Company originated six loans with an aggregate principal amount of $230.6 million.
The following table presents CRE debt investments as of December 31, 2013, excluding CRE debt underlying deconsolidated N-Star CDOs (dollars in thousands):

					Weighted Average(6)			Floating Rate as % of Principal Amount(6)
	Number	Principal Amount	Carrying Value(4)	Allocation by Investment Type(5)	Fixed Rate	Spread Over LIBOR(7)	Yield(8)
Asset Type:
First mortgage loans	15	$441,750	$407,202	40.7%	10.98%	6.59%	9.90%	90.2%
Mezzanine loans	6	109,215	107,116	10.1%	13.96%	12.09%	12.97%	74.2%
Subordinate interests(1)	8	246,652	253,113	22.7%	12.41%	12.33%	12.77%	33.3%
Term loans(2)	4	230,343	219,349	21.1%	12.45%	—	12.96%	—
Subtotal/Weighted average(3)	33	1,027,960	986,780	94.6%	12.36%	8.04%	11.58%	53.8%
CRE debt in N-Star CDOs
First mortgage loans	2	34,418	21,431	3.2%	—	2.22%	3.68%	100.0%
Mezzanine loans	1	11,000	10,965	1.0%	8.00%	—%	8.33%	—
Subordinate interests	1	7,773	7,773	0.8%	—	6.75%	6.92%	100.0%
Term loans	7	4,129	4,129	0.4%	6.95%	—	6.95%	—
Subtotal/Weighted average	11	57,320	44,298	5.4%	7.71%	3.05%	5.70%	73.6%
Total	44	$1,085,280	$1,031,078	100.0%	12.21%	7.68%	11.31%	54.9%
____________________________________________________________

(1)
Includes a $100.0 million preferred equity investment for which the Company elected the fair value option. As of December 31, 2013, carrying value represents fair value with respect to this investment.

(2)	Term loans include one revolver of $25.0 million, of which $3.5 million was outstanding as of December 31, 2013.

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

(5)	Based on principal amount.

(6)	Excludes three CRE debt investments with an aggregate principal amount of $37.0 million that were originated prior to 2008.

(7)	$426.1 million principal amount has a weighted average LIBOR floor of 0.99%. Includes one first mortgage loan with a principal amount of $7.4 million with a spread over prime rate.

(8)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2013, and for CRE debt with a LIBOR floor, using such floor.
The following table presents maturities of CRE debt investments based on principal amount as of June 30, 2014 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
July 1 to December 31, 2014	$243,359	$190,150
Years Ending December 31:
2015	275,292	86,173
2016	262,691	190,089
2017	62,728	230,909
2018	2,925	149,674
Thereafter	421,988	421,988
Total	$1,268,983	$1,268,983
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.
As of June 30, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.1 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The principal amount of CRE debt investments differs from the carrying value primarily due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of June 30, 2014, the Company had $20.8 million of net unamortized discount and $7.6 million of net unamortized origination fees and costs.
The Company did not have any non-performing loans (“NPLs”) as of June 30, 2014 and December 31, 2013.
Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Beginning balance	$4,766	$153,412		$2,880	$156,699
Provision for loan losses, net	833	—		2,719	2,336	(1)
Transfers to REO	—	—		—	(5,623)
Write-offs / payoffs	—	(20,210)	(2)	—	(20,210)	(2)
Ending balance	$5,599	$133,202		$5,599	$133,202
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
The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as a “loan with no loan loss reserve.” The Company categorizes a debt investment as an NPL if it is in maturity default and/or past due at least 90 days on its contractual debt service payments. The Company considers the remaining debt investments to be of weaker credit quality and categorizes such loans as “other loans with a loan loss reserve/non-accrual status.” These loans are not considered NPLs because such loans are performing in accordance with contractual terms but the loans have a loan loss reserve and/or are on non-accrual status. Even if a borrower is currently paying contractual debt service or debt service is not due in accordance with its contractual terms, the Company may still determine that the borrower may not be able to perform under its contractual terms in the future and make full payment upon maturity. The Company’s definition of an NPL may differ from that of other companies that track NPLs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

Credit Quality Indicator:	June 30, 2014	December 31, 2013
Loans with no loan loss reserve:
First mortgage loans	$516,597	$426,850
Mezzanine loans	166,940	116,195
Subordinate interests	310,549	260,886
Term loans	241,435	223,478
Subtotal	1,235,521	1,027,409
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans(1)	700	1,783
Mezzanine loans	—	1,886
Subtotal	700	3,669
Non-performing loans:	—	—
Total	$1,236,221	$1,031,078
____________________________________________________________

(1)	Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $5.9 million and $6.4 million as of June 30, 2014 and December 31, 2013, respectively.
Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014				December 31, 2013
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	1	$2,533	$700	$1,833	1	$2,533	$1,783	$1,000
Mezzanine loans	1	3,766	—	3,766	1	3,766	1,886	1,880
Total	2	$6,299	$700	$5,599	2	$6,299	$3,669	$2,880
____________________________________________________________

(1)
Principal amount differs from carrying value primarily due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $5.9 million and $6.4 million as of June 30, 2014 and December 31, 2013, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	June 30, 2014			June 30, 2013
	Number	Average Carrying Value	Three Months Ended Income	Number	Average Carrying Value	Three Months Ended Income
Class of Debt:
First mortgage loans	1	$1,241	$—	5	$78,884	$343
Mezzanine loans	1	—	1	7	117,792	143
Subordinate interests	—	—	—	2	—	1
Term loans	—	—	—	1	21,758	904
Total/weighted average	2	$1,241	$1	15	$218,434	$1,391
The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	June 30, 2014			June 30, 2013
	Number	Average Carrying Value	Six Months Ended Income	Number	Average Carrying Value	Six Months Ended Income
Class of Debt:
First mortgage loans	1	$1,422	$—	5	$81,219	$684
Mezzanine loans	1	629	3	7	130,921	280
Subordinate interests	—	—	—	2	—	2
Term loans	—	—	—	1	21,758	1,798
Total/weighted average	2	$2,051	$3	15	$233,898	$2,764
As of June 30, 2014 and December 31, 2013, the Company did not have any loans past due greater than 90 days.
Troubled Debt Restructurings
The Company did not have any CRE debt investments modified that were considered TDRs for the three months ended June 30, 2014 and 2013 or for the six months ended June 30, 2014. The following table presents CRE debt investments that were modified and considered a TDR for the six months ended June 30, 2013 (dollars in thousands):

	June 30, 2013
Class of Debt:	Number	Carrying Value	Original WA Interest Rate	Modified WA Interest Rate
Mezzanine loan	1	$50,905	10.85%	0.00%	(1)
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE investments either through unconsolidated ventures (“PE Investment I” and “PE Investment II” ) or directly (“PE Investment III” and “PE Investment IV”), which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered voting interest entities. PE Investment I and II are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. PE Investments III and IV are not consolidated as the Company does not own a majority voting interest.
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there were four significant unconsolidated joint ventures with respect to PE Investment I and PE Investment II as of June 30, 2014. Summarized financial data for such unconsolidated joint ventures for the three months ended March 31, 2014, which is the most recent financial information available from the underlying funds, included net investment income of $8.3 million, realized losses of $22.3 million and unrealized gains of $32.5 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
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
As of June 30, 2014 and December 31, 2013, the carrying value of the investment in PE Investment I was $207.4 million and $226.3 million, respectively. For the three months ended June 30, 2014 and 2013, the Company recognized $14.1 million and $14.4 million of equity in earnings, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized $27.7 million and $22.0 million of equity in earnings, respectively. For the six months ended June 30, 2014 and 2013, the Company received $46.7 million and $56.5 million of net distributions, respectively, and made $0.1 million and $17.9 million of contributions, respectively, related to PE Investment I. The six months ended June 30, 2013 represents activity from February 15, 2013 through June 30, 2013. As of June 30, 2014, the Company’s future capital commitments to the fund interests in PE Investment I are estimated to be approximately $14 million.
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
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. The Company funded $353.4 million, all of its proportionate share of the Initial Amount, at the initial closing on July 3, 2013. For the six months ended June 30, 2014, PE Investment II paid $2.4 million of the Deferred Amount to PE II Seller of which the Company’s share was $1.7 million. As of June 30, 2014, the Company’s share of the Deferred Amount was $286.3 million. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
On March 31st of each year, commencing on March 31, 2015 and for a period of two years thereafter, PE Investment II will pay an amount necessary to reduce the Deferred Amount by the greater of 15% of the then outstanding Deferred Amount or 15% of the aggregate distributions received by PE Investment II during the preceding 12 month period.
On the last day of the fiscal quarter after the four-year anniversary of the applicable closing date of each fund interest, PE Investment II will be required to pay to PE II Seller the then outstanding unpaid Deferred Amount. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.
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
As of June 30, 2014 and December 31, 2013, the carrying value of the investment in PE Investment II was $270.7 million and $288.9 million, respectively. For the three and six months ended June 30, 2014, the Company recognized $13.3 million and $26.4 million of equity in earnings. For the six months ended June 30, 2014, the Company received $49.5 million of net distributions and made $4.9 million of contributions, related to PE Investment II. As of June 30, 2014, the Company’s future capital commitments to the fund interests in PE Investment II are estimated to be approximately $10 million.
Other PE Investments
PE Investment III
In December 2013, the Company entered into an agreement with The Rockefeller Foundation (the “PE III Seller”) to acquire the entire interest in a portfolio of limited partnership interests in eight real estate private equity funds. PE Investment III paid $39.8 million to the PE III Seller for all of the fund interests, or 50% of the June 30, 2013 NAV, and will pay the remaining $39.8 million, or 50% of the June 30, 2013 NAV, by December 31, 2015 to two third parties. Such amount is included in other liabilities on the consolidated balance sheets. The aggregate reported NAV of PE Investment III as of June 30, 2013 was $80.3 million. PE Investment III’s interests in real estate private equity funds cannot be redeemed. As of June 30, 2014, the Company’s future capital commitments to the fund interests in PE Investment III are $4.8 million, of which $1 million is expected to be funded.
PE Investment III received all cash distributions from June 30, 2013 through the closing on December 31, 2013 and funded all capital contributions from June 30, 2013. The Company guaranteed all of its funding obligations that may be due and owed under PE Investment III agreements directly to PE Investment III entities.
As of June 30, 2014 and December 31, 2013, the carrying value of the investment in PE Investment III was $63.9 million and $70.8 million, respectively. For the three and six months ended June 30, 2014, the Company recognized $1.6 million and $3.0 million of equity in earnings. For the six months ended June 30, 2014, the Company received $19.1 million of net distributions and made $0.5 million of contributions, related to PE Investment III.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment IV
On May 30, 2014, the Company purchased an interest in a real estate private equity fund for $8.0 million (“PE Investment IV”), which represented a purchase price equal to 90.5% of the NAV as of December 31, 2013. The Company owns an additional interest in the same real estate private equity fund through PE Investment I.
As of June 30, 2014, the carrying value of PE Investment IV was $8.1 million. For the three and six months ended June 30, 2014, the Company recognized $0.1 million of equity in earnings. For the three and six months ended June 30, 2014, the Company received no distributions and made no contributions, related to PE Investment IV.

7.	Investments in Unconsolidated Ventures
The following is a description of investments in unconsolidated ventures. All of the below are accounted for under the equity method, except for certain components of the investment in RXR Realty and the investment in Aerium for which the fair value option was elected.
RXR Equity Interest
In December 2013, the Company entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate in the New York Tri-State area. The investment in RXR Realty includes an approximate 30% equity interest (“RXR Equity Interest”) for which the fair value option was elected. As a result, the Company records equity in earnings (losses) for the RXR Equity Interest based on the change in fair value for its share of the projected future cash flow from one period to another. The carrying value of the RXR Equity Interest was $87.0 million and $84.1 million as of June 30, 2014 and December 31, 2013, respectively. For the three and six months ended June 30, 2014, the Company recognized equity in earnings of $1.5 million and $3.0 million, respectively. The Company’s equity interest in RXR Realty is structured so that NSAM is entitled to certain fees in connection with RXR Realty’s investment management business.  Refer to Note 11. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.
Aerium Interest
In June 2014, the Company acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties and is headquartered in Luxembourg with additional offices in London, Paris, Istanbul, Geneva, Düsseldorf and Bahrain. As of June 30, 2014, Aerium managed approximately €6.1 billion of real estate assets across 12 countries and employed over 180 professionals, some of whom provide services to NSAM following the spin-off. The investment in Aerium was acquired for €50 million ($68.8 million), subject to adjustment and excluding $3.6 million of transaction costs, funded with €45 million ($62.2 million) of cash and €5 million from the issuance of the Company’s common stock (refer to Note 13). The Company elected the fair value option to account for the Aerium investment and as a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. The carrying value of the investment in Aerium was $68.8 million as of June 30, 2014. For the three months ended June 30, 2014, no equity in earnings was recorded associated with this investment. The Company’s equity interest in Aerium is structured so that NSAM is entitled to certain fees in connection with Aerium’s asset management business.  Refer to Note 11. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.
Multifamily Joint Venture
In July 2013, the Company through a joint venture with a private investor, acquired a multifamily property with 498 units, located in Philadelphia, Pennsylvania for an aggregate purchase price of $41.0 million, including all costs, escrows and reserves. The property was financed with a non-recourse mortgage note of $29.5 million and the remainder in cash. The mortgage note matures on July 1, 2023 and bears a fixed interest rate of 3.69%. The Company’s 90% interest in the joint venture was acquired for $10.4 million. The carrying value of the Company’s investment was $10.0 million as of June 30, 2014 and December 31, 2013. For the three and six months ended June 30, 2014, the Company recognized equity in losses of $0.1 million and $0.3 million, respectively.
LandCap Partners
In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 (“Whitehall”) to form LandCap Partners and LandCap LoanCo. (collectively referred to as “LandCap”). The joint venture is

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. The carrying value of the 49% interest in LandCap was $14.5 million and $14.1 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, LandCap had investments totaling $23.5 million and $25.9 million, respectively. For the three months ended June 30, 2014 and 2013, the Company recognized equity in earnings of $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized equity in earnings of $0.5 million and $0.2 million, respectively.
CS Federal Drive, LLC
The Company owns a 50% interest in CS Federal Drive, LLC (“CS/Federal”), which owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and the joint venture financed the transaction with two separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages mature on February 11, 2016 and bear a fixed interest rate of 5.51% and 5.46%, respectively. The carrying value of the investment in CS/Federal was $5.5 million as of June 30, 2014 and December 31, 2013. For the three months ended June 30, 2014 and 2013, the Company recognized an immaterial amount of equity in earnings and $0.1 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized an immaterial amount of equity in losses and $0.2 million of equity in earnings, respectively.
NSAM Sponsored Companies
The Company committed to purchase up to $10.0 million in shares of each of NSAM’s Sponsored Companies’ common stock during the two year period from when each offering was declared effective, in the event that NSAM Sponsored Companies’ distributions to its stockholders, on a quarterly basis, exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In addition, the Company will commit up to $10.0 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year. With respect to this commitment, the Company purchased the following shares in the NSAM Sponsored Companies:

•
NorthStar Income - The Company purchased an aggregate 645,847 shares of NorthStar Income’s common stock for $5.8 million from inception of NorthStar Income, a CRE debt focused non-traded REIT, through the expiration of this commitment on July 19, 2013. The carrying value of the investment in NorthStar Income was $6.1 million, representing an interest of 0.6% as of June 30, 2014 and December 31, 2013. For the three months ended June 30, 2014 and 2013, the Company recognized $0.1 million of equity in earnings for both periods. For the six months ended June 30, 2014 and 2013, the Company recognized $0.2 million and $0.1 million of equity in earnings, respectively.

•
NorthStar Healthcare - The Company purchased an aggregate 265,330 shares of NorthStar Healthcare’s common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.4 million. The commitment to NorthStar Healthcare ends in August 2015, unless extended at the Company’s discretion. The carrying value of the investment in NorthStar Healthcare was $1.9 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively, representing an interest of 0.8% and 2.3%, respectively. For the three and six months ended June 30, 2014, the Company recognized equity in losses of $0.1 million and $0.2 million, respectively.

•
NorthStar Income II - The Company purchased an aggregate 269,937 shares of NorthStar Income II’s common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.4 million. The commitment to NorthStar Income II ends in May 2015, unless extended at the Company’s discretion. As of June 30, 2014 and December 31, 2013, the carrying value of the investment in NorthStar Income II was $2.3 million and $2.2 million, respectively, representing an interest of 1.9% and 8.7%, respectively. For the three and six months ended June 30, 2014, the Company recognized an immaterial amount of equity in earnings for both periods.

On June 26, 2014, NorthStar/RXR New York Metro Income, Inc. (“NorthStar/RXR New York Metro”) confidentially submitted Amendment 1 to its registration statement on Form S-11 to the SEC seeking to raise up to $2.0 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by NSAM and RXR Realty. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York City metropolitan area. The distribution support agreement related to NorthStar/RXR New York Metro is expected to be an obligation of both the Company and RXR Realty, where each is expected to agree to purchase

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with the Company and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
Other
The Company owned a 22% interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is currently in the form of a preferred equity interest secured by a retail/entertainment complex located in New Jersey (the “NJ Property”). As a result of the deconsolidation of certain N-Star CDOs, the Company deconsolidated its investment in the NJ Property on September 30, 2013 (refer to Note 3). For the three and six months ended June 30, 2013, the Company recognized equity in losses of $0.4 million and $0.7 million, respectively.
In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. In April 2014, the loan was repaid at par. As of December 31, 2013, the carrying value of the Company’s investment was $5.7 million. For the three months ended June 30, 2014 and 2013, the Company recognized $0.3 million and $0.4 million of equity in earnings, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized $1.5 million and $0.8 million of equity in earnings, respectively.
In August 2012, the Company acquired a 33.3% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by an office building in New York. In July 2013, the loan was paid off at par. For the three and six months ended June 30, 2013, the Company recognized $0.6 million and $1.2 million of equity in earnings, respectively.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Income acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component , of which the Company owns 65% and NorthStar Income owns 35%. There was no carrying value as of June 30, 2014 and December 31, 2013. For the three and six months ended June 30, 2013, the Company recognized $0.3 million of equity in losses. In March 2014, the retail component of the hotel was sold and for the three and six months ended June 30, 2014, the Company recognized a $1.2 million gain from this sale in equity in earnings.
In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago. As of June 30, 2014 and December 31, 2013, the carrying value of the investment was $8.5 million for each period. For the three and six months ended June 30, 2013, the Company recognized $0.1 million of equity in earnings. For the three and six months ended June 30, 2014, the Company did not recognize any equity in earnings.

8.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of June 30, 2014 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	36	$526,403	$241,132	$51,481	$(7,653)	$284,960	32.0%	1.69%	20.54%
N-Star CDO equity(5)	5	152,284	152,284	8,398	(20,549)	140,133	9.2%	NA	18.31%
CMBS and other securities(6)	14	109,411	65,114	11,349	(24,234)	52,229	6.6%	2.72%	5.27%
Subtotal(2)	55	788,098	458,530	71,228	(52,436)	477,322	47.8%	1.87%	17.63%
CRE securities in N-Star CDOs(5)(7)
CMBS	153	672,853	475,341	53,750	(124,447)	404,644	40.9%	3.77%	9.97%
Third-party CDO notes	11	83,139	75,296	66	(50,656)	24,706	5.1%	0.24%	1.17%
Agency debentures	8	87,172	29,689	5,876	(1,171)	34,394	5.3%	NA	4.56%
Unsecured REIT debt	1	8,000	8,450	1,104	—	9,554	0.5%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,217)	6,008	0.4%	2.25%	2.25%
Subtotal	175	858,389	596,001	60,796	(177,491)	479,306	52.2%	3.07%	8.44%
Total	230	$1,646,487	$1,054,531	$132,024	$(229,927)	$956,628	100.0%	2.56%	12.44%
____________________________________________________________

(1)	Excludes $88.0 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of June 30, 2014.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5)	The fair value option was elected for these securities (refer to Note 15).

(6)	The fair value option was elected for $42.3 million carrying value of these securities (refer to Note 15).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
As of June 30, 2014, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of June 30, 2014, contractual maturities of CRE securities investments ranged from two months to 38 years, with a weighted average expected maturity of 3.9 years.
The following table presents CRE securities as of December 31, 2013 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	Losses	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	31	$481,386	$207,547	$1,878	$(4,138)	$205,287	23.0%	1.82%	20.00%
N-Star CDO equity(5)	5	158,274	158,274	—	—	158,274	7.6%	NA	18.42%
CMBS and other securities(6)	17	98,650	58,482	6,457	(18,264)	46,675	4.7%	3.06%	4.98%
Subtotal(2)	53	738,310	424,303	8,335	(22,402)	410,236	35.3%	2.03%	17.34%
CRE securities in N-Star CDOs(5)(7)
CMBS	264	1,140,368	799,126	67,770	(294,595)	572,301	54.5%	3.15%	9.65%
Third-party CDO notes	20	109,651	99,603	—	(74,672)	24,931	5.2%	0.29%	1.17%
Agency debentures	8	87,172	29,031	2,644	(2,135)	29,540	4.2%	NA	4.64%
Unsecured REIT debt	1	8,000	8,502	1,019	—	9,521	0.4%	7.50%	6.00%
Trust preferred securities	2	7,225	7,225	—	(1,434)	5,791	0.4%	2.26%	2.32%
Subtotal	295	1,352,416	943,487	71,433	(372,836)	642,084	64.7%	2.73%	8.51%
Total	348	$2,090,726	$1,367,790	$79,768	$(395,238)	$1,052,320	100.0%	2.52%	11.25%
_________________________________________________________

(1)	Excludes $126.6 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2013.

(5)	The fair value option was elected for these securities (refer to Note 15).

(6)	The fair value option was elected for $30.6 million carrying value of these securities (refer to Note 15).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
For the three and six months ended June 30, 2014, proceeds from the sale of CRE securities was $3.7 million and $25.9 million, respectively, resulting in a net realized gain of $7.3 million and $11.8 million, respectively. For the three and six months ended June 30, 2013, proceeds from the sale of CRE securities was $150.3 million and $170.4 million, respectively, resulting in a net realized gain of $24.0 million and $28.4 million, respectively.
CRE securities investments, not held in N-Star CDOs, include 38 securities for which the fair value option was not elected. As of June 30, 2014, the aggregate carrying value of these securities was $294.9 million, representing $43.9 million of accumulated net unrealized gains included in OCI. The Company held 13 securities with an aggregate carrying value of $38.0 million with an unrealized loss of $7.7 million as of June 30, 2014 and all were in an unrealized loss position for a period of less than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.Borrowings
The following table presents borrowings as of June 30, 2014 and December 31, 2013 (dollars in thousands):

				June 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Manufactured housing communities
Manufactured Housing Portfolio 1(5)	Non-recourse	Jan-23	4.387%	$236,900	$236,900	$236,900	$236,900
Manufactured Housing Portfolio 2(6)	Non-recourse	May-23	4.016%	639,999	639,999	639,999	639,999
Manufactured Housing Portfolio 3(7) (21)	Non-recourse	Dec-21/Jan-24	5.013%	264,542	266,993	248,000	248,000
Subtotal Manufactured housing communities				1,141,441	1,143,892	1,124,899	1,124,899
Healthcare
Wakefield Portfolio	Non-recourse	Mar-15	LIBOR + 5.95%	55,253	55,253	55,768	55,768
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,360	20,360	20,496	20,496
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%	4,369	4,369	4,399	4,399
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	151,378	151,378	152,772	152,772
Tuscola/Harrisburg, IL	Non-recourse	Jan-17	7.09%	7,477	7,477	7,545	7,545
East Arlington, TX	Non-recourse	May-17	5.89%	3,183	3,183	3,209	3,209
Minnesota Portfolio	Non-recourse	May-18(8)	LIBOR + 3.00%	37,724	37,724	38,175	38,175
Healthcare Preferred	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
Formation Portfolio(9) (21)	Non-recourse	Dec-17/Jul-18/May-19	LIBOR + 3.91%	647,865	639,596	—	—
Subtotal Healthcare				1,123,739	1,115,470	478,494	478,494
Hotel
Innkeepers Portfolio - Senior Mortgage(10)	Non-recourse	Jun-19	LIBOR + 2.23%	635,000	635,000	—	—
Innkeepers Portfolio - Mezzanine(10)	Non-recourse	Jun-19	LIBOR + 6.98%	205,000	205,000	—	—
Subtotal Hotel				840,000	840,000	—	—
Net lease
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	2,964	2,964	3,019	3,019
Reading, PA	Non-recourse	Jan-15	5.58%	12,603	12,603	12,765	12,765
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	43,213	43,213	43,682	43,682
Keene, NH	Non-recourse	Feb-16	5.85%	6,172	6,172	6,237	6,237
Green Pond, NJ	Non-recourse	Apr-16	5.68%	15,949	15,949	16,095	16,095
Aurora, CO	Non-recourse	Jul-16	6.22%	30,977	30,977	31,232	31,232
DSG Portfolio	Non-recourse	Oct-16	6.17%	31,431	31,431	31,729	31,729
Indianapolis, IN	Non-recourse	Feb-17	6.06%	26,376	26,376	26,600	26,600
Milpitas, CA	Non-recourse	Mar-17	5.95%	19,760	19,760	20,055	20,055
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC - Mezzanine	Non-recourse	Apr-17	6.21%	1,272	1,272	1,464	1,464
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	13,437	13,437	13,689	13,689
Columbus, OH	Non-recourse	Dec-17	6.48%	22,118	22,118	22,300	22,300
South Portland, ME	Non-recourse	Jul-23	LIBOR + 2.15%	3,696	3,696	3,819	3,819
Subtotal Net lease				262,668	262,668	265,386	265,386
Multifamily
Memphis, TN	Non-recourse	Apr-23	3.996%	39,600	39,600	39,600	39,600
Southeast Portfolio(11)	Non-recourse	May-23/July-23	4.03%	158,417	158,417	158,417	158,417
Scottsdale, AZ(12)	Non-recourse	Jul-23	4.28%	46,538	46,538	46,538	46,538
Subtotal Multifamily				244,555	244,555	244,555	244,555
Subtotal Mortgage and other notes payable				3,612,403	3,606,585	2,113,334	2,113,334

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				June 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 4.26%	$37,558	$35,854	$37,754	$34,886
N-Star III(13)	—	—	—	—	—	100,022	46,090
N-Star V(13)	—	—	—	—	—	202,899	80,897
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%	590,537	363,918	629,544	222,310
Subtotal CDO bonds payable—VIE				628,095	399,772	970,219	384,183
Securitization bonds payable:
Securitization 2012-1	Non-recourse	Aug-29	LIBOR+1.62% (14)	82,337	82,372	82,337	82,340
Subtotal Securitization financing transaction				82,337	82,372	82,337	82,340
Credit facilities:
Loan Facility 1	Non-recourse	Jul-18(15)	5.16%(16)	14,850	14,850	14,850	14,850
Loan Facility 2	Partial Recourse(17)	Mar-18(18)	3.36%(19)	86,318	86,318	55,188	55,188
Subtotal Credit facilities				101,168	101,168	70,038	70,038
Senior Notes:
Senior Notes(20)	Recourse	Sept-14	3.00%	481,118	481,118	—	—
Exchangeable senior notes:(21)
7.25% Notes	Recourse	Jun-27(22)	7.25%	12,955	12,955	12,955	12,955
7.50% Notes(20)	—	—	—	—	—	172,500	165,366
8.875% Notes	Recourse	Jun-32(23)	8.875%	3,810	3,737	13,360	13,068
5.375% Notes	Recourse	Jun-33(24)	5.375%	154,384	135,058	345,000	299,584
Subtotal Exchangeable senior notes				171,149	151,750	543,815	490,973
Junior subordinated notes:(25)
Trust I	Recourse	Mar-35	8.15%	41,240	34,229	41,240	31,342
Trust II	Recourse	Jun-35	7.74%	25,780	21,526	25,780	19,722
Trust III	Recourse	Jan-36	7.81%	41,238	34,434	41,238	31,547
Trust IV	Recourse	Jun-36	7.95%	50,100	41,834	50,100	38,327
Trust V	Recourse	Sept-36	LIBOR + 2.70%	30,100	21,973	30,100	19,866
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	18,825	25,100	16,943
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	22,649	31,459	20,290
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	25,975	35,100	23,166
Subtotal Junior subordinated notes				280,117	221,445	280,117	201,203
Grand Total				$5,356,387	$5,044,210	$4,059,860	$3,342,071
____________________________________________________________

(1)	Refer to Note 16 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for N-Star CDO I and the Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 15) and amortized cost with regards to the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	Represents two separate senior mortgage notes both maturing in January 2023, with a weighted average interest rate of 4.387%.

(6)	Represents eight separate senior mortgage notes all maturing in May 2023, with a weighted average interest rate of 4.016%.

(7)
Represents six separate senior mortgage notes, three with a total principal amount of $16.5 million maturing in December 2021 and three with a total principal amount of $248.0 million maturing in January 2024, all with a weighted average interest rate of 5.013%.

(8)
The initial maturity date is May 31, 2016, subject to two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(9)
Represents seven separate senior mortgage notes, three with a total principal amount of $222.9 million maturing in May 2019, two with a total principal amount of $134.7 million maturing in December 2017 and two with a total principal balance of $290.3 million maturing in July 2018, all with a weighted average interest rate of LIBOR plus 3.91%.

(10)
Represents one senior mortgage note with an interest rate of LIBOR plus 2.23% and two separate mezzanine notes with a weighted average interest rate of LIBOR plus 6.98%, all maturing in 2016, with three one-year extension options.

(11)	Represents seven separate senior mortgage notes, five maturing in May 2023 and two maturing in July 2023, with a weighted average interest rate of 4.03%.

(12)	Represents two separate senior mortgage notes both maturing in July 2023, with a weighted average interest rate of 4.28%.

(13)	In March 2014 and May 2014, the Company deconsolidated N-Star CDOs V and III, respectively, which resulted in the deconsolidation of its CDO bonds payable. Refer to Note 3 for further disclosure.

(14)	Contractual interest rate represents a weighted average spread.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(15)
The initial maturity date is July 30, 2015, with three one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(16)	Represents the weighted average contractual interest rate as of June 30, 2014, which varies based on the asset type and characteristics and ranges from one-month LIBOR plus 3.95% to 5.95%.

(17)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(18)	The maturity is March 11, 2015, with three one-year extensions.

(19)	Contractual interest rate varies based on collateral type and ranges from one-month LIBOR plus 2.50% to 5.00%.

(20)	In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481.1 million principal amount of Senior Notes.

(21)	Principal amount differs from carrying value due to the unamortized premium or discount associated with assumed mortgage notes or the equity component of the exchangeable senior notes.

(22)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2017.

(23)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2019.

(24)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2023 and June 15, 2028.

(25)
Junior subordinated notes Trusts I, II, III and IV have a fixed interest rate for periods ranging from June 2015 to September 2016, when the interest rate will change to floating and reset quarterly at rates ranging from three-month LIBOR plus 2.80% to 3.25%.

The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2014 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Securitization Bonds Payable	Credit Facilities	Senior Notes	Exchangeable Senior Notes(1)	Junior Subordinated Notes
July 1 to December 31, 2014	$489,940	$8,822	$—	$—	$—	$481,118	$—	$—
Years ending December 31:
2015	137,985	137,985	—	—	—	—	—	—
2016	135,134	135,134	—	—	—	—	—	—
2017	299,896	286,941	—	—	—	—	12,955	—
2018	441,752	340,584	—	—	101,168	—	—	—
Thereafter	3,851,680	2,702,937	628,095	82,337	—	—	158,194	280,117
Total	$5,356,387	$3,612,403	$628,095	$82,337	$101,168	$481,118	$171,149	$280,117
____________________________________________________________

(1)
The 7.25% Notes, 8.875% Notes and 5.375% Notes have a final maturity date of June 15, 2027, June 15, 2032 and June 15, 2033, respectively. The above table reflects the holders’ repurchase rights which may require the Company to repurchase the 7.25% Notes, 8.875% Notes and 5.375% Notes on June 15, 2017, June 15, 2019 and June 15, 2023, respectively.

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
In January 2014, $9.6 million principal amount of the 8.875% Notes were exchanged for 0.8 million shares of common stock, adjusted to reflect the Reverse Split, and $137.0 million principal amount of the 5.375% Notes were exchanged for 7.0 million shares of common stock, adjusted to reflect the Reverse Split. In April 2014, $53.6 million principal amount of the 5.375% Notes were exchanged for 2.8 million shares of common stock, adjusted to reflect the Reverse Split. In connection with these conversions, the Company recorded a loss of $6.8 million and $44.7 million in realized gain (loss) on investments and other in the consolidated statements of operations for the three and six months ended June 30, 2014, respectively.
In July 2014, $78.3 million principal amount of the 5.375% Notes were exchanged for 8.7 million shares of common stock and $2.8 million principal amount of the 8.875% Notes were exchanged for 0.5 million shares of common stock.
Loan Facilities
In July 2012, a subsidiary of the Company entered into a credit and security agreement (“Loan Facility 1”) of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 1, the Company agreed to guarantee interest payments and the customary obligations under Loan Facility 1 if either the Company or its affiliates engage in certain customary bad acts. In addition, the the Company pledged its interests in its borrowing subsidiary as collateral. Loan Facility 1 and related agreements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash, or other eligible investments, at all times during the term of Loan Facility 1.
In March 2013, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 2”) of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 2, the Company entered into a guaranty agreement under which the Company guaranteed certain of the obligations under Loan Facility 2. Loan Facility 2 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 2. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 2 if the Company or an affiliate of the Company engage in certain customary bad acts.
As of June 30, 2014, the Company had $163.5 million carrying value of loans financed with $101.2 million on the loan facilities, with $138.8 million of available borrowing under its loan facilities.
During the initial term, the credit facilities act as revolving credit facilities that can be paid down as assets repay or are sold and re-drawn upon for new investments. As of June 30, 2014, the Company was in compliance with all of its financial covenants.

10.	Spin-off of Asset Management Business
In connection with the spin-off of the Company’s asset management business, certain assets were transferred and liabilities were assumed by NSAM. The following table presents the NSAM balance sheet as of June 30, 2014, the date of the Distribution (dollars in thousands):

Assets
Cash	$118,728	(1)
Restricted cash	3,132
Investments in unconsolidated ventures	4,000	(2)
Receivables, related parties	16,907	(3)
Deferred costs and intangible assets	27,220	(4)
Other assets	9,548	(5)
Total assets	179,535
Liabilities
Accounts payable and accrued expenses	$21,098	(4)
Total liabilities	21,098
Equity	158,437
Total liabilities and equity	$179,535
__________________

(1)
Represents the initial capitalization amount of NSAM upon completion of the spin-off, including an amount related to transaction costs to be paid by NSAM. Such transaction costs were expensed by NSAM upon completion of the spin-off and included legal, accounting, tax and other professional services and relocation and start-up costs.

(2)	Represents NSAM’s acquisition of a 50% interest in a crowd funding company in June 2014.

(3)
The Company was historically entitled to certain expense allocations for costs paid on behalf of the NSAM Sponsored Companies. As of June 30, 2014, the Company had aggregate unreimbursed operating costs of $16.9 million from the NSAM Sponsored Companies recorded as receivables, related parties on the consolidated balance sheets. For the six months ended June 30, 2014, the Company received $8.5 million of reimbursement from the NSAM Sponsored Companies.

(4)	Includes $25.6 million of transaction costs related to the NSAM spin-off, of which $11.5 million was paid by the Company on behalf of NSAM as of June 30, 2014.

(5)	Includes fixed assets, tenant improvements and deposits related to leased offices that was transferred to NSAM of $7.5 million and other assets of $2.2 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the consolidated statements of operations for NSAM included in discontinued operations in the Company’s consolidated statements of operations and excludes the effect of any fees that NSAM will earn in connection with the management agreement (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$32,675	$38,591	$56,013	$60,146
Total expenses	32,994	40,939	62,087	64,623
NSAM income (loss) in discontinued operations	$(319)	$(2,348)	$(6,074)	$(4,477)

Total revenues include asset management and other fee income from NSAM Sponsored Companies. In connection with the Distribution, the advisory agreements between the Company and each of the NSAM Sponsored Companies were terminated and affiliates of NSAM entered into new advisory agreements with each of the NSAM Sponsored Companies on substantially the same terms as those in effect at the time of the spin-off.
Total revenues also include selling commissions and dealer manager fees earned by selling equity in the NSAM Sponsored Companies through NorthStar Securities. As part of the Distribution to NSAM, NorthStar Securities became a subsidiary of NSAM. Pursuant to dealer manager agreements between NorthStar Securities and the NSAM Sponsored Companies, the Company received selling commissions of up to 7% of gross offering proceeds raised. The Company reallowed all selling commissions earned to participating broker-dealers. In addition, the Company also received a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically reallowed to participating broker-dealers. Total expenses include commission expense representing fees to participating broker-dealers with whom NorthStar Securities has selling agreements and commissions to employees of NorthStar Securities.
In addition, total expenses primarily included an allocation of indirect expenses of the Company to NSAM related to managing the NSAM Sponsored Companies and owning NorthStar Securities, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had the asset management business been an independent entity.

11.	Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the Distribution, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to the supervision of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM will perform services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries other that the Company’s CRE loan origination business.
Effective June 30, 2014, the Company will pay an annualized base management fee to NSAM of $148 million and the fee will increase subsequent to June 30, 2014 by 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by the Company;

•	equity issued by the Company in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by the Company of common equity, preferred equity or other forms of equity, including but not limited to units in an operating partnership (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”) of the Company in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after completion of the spin-off.

Additionally, the Company’s equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NSAM is entitled to an incentive fee, calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.39 per share but less than $0.45 per share; plus

•
the product of: (a) 25% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is equal to or in excess of $0.45 per share;

•	multiplied by the Company’s weighted average shares outstanding for the calendar quarter.
In addition, NSAM may also earn an incentive fee from the Company’s healthcare investments in connection with NSAM’s Healthcare Strategic Partnership (refer to below).
Weighted average shares represents the number of shares of the Company’s common stock, LTIP units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all issuances shall be allocated on a daily weighted average basis during the fiscal quarter of issuances.
Furthermore, if the Company were to spin-off any asset or business in the future, such entity would be managed by NSAM on terms substantially similar to those set forth in the management agreement between the Company and NSAM. The management agreement further provides that the aggregate base management fee in place immediately after the spin-off will not be less than the aggregate base management fee in place at the Company immediately prior to the spin-off.
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on its behalf. In addition to the Company’s costs and expenses, following the Distribution, the Company shall reimburse NSAM for additional costs and expenses incurred by NSAM for an amount not to exceed the following: (i) 20% of the combined total of: (a) the Company’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses from the Company (“NorthStar Realty G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM, less (ii) the NorthStar Realty G&A.
Investment Opportunities
Under the management agreement, the Company agreed to make available to NSAM for the benefit of NSAM and its managed companies, including the Company, all investment opportunities sourced by the Company. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including the Company and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, the Company will be entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by it, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate.
NSAM will provide services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to the Company as it relates to its loan origination business for CRE debt.
Credit Agreement
In connection with the Distribution, the Company entered into a revolving credit agreement with NSAM pursuant to which the Company will make available to NSAM, on an “as available basis,” up to $250 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may also use the proceeds to acquire assets on behalf of its managed companies, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that the Company’s obligation to advance proceeds to NSAM will be dependent upon the Company and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In addition, the partnership is expected to focus on raising institutional capital for funds expected to be managed by NSAM. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 12). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company.
N-Star CDOs
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the three months ended June 30, 2014 and 2013, the Company earned $1.6 million and $3.1 million in fee income, respectively, of which $0.7 million and $3.1 million, respectively, were eliminated in consolidation. For the six months ended June 30, 2014 and 2013, the Company earned $3.1 million and $6.2 million in fee income, respectively, of which $1.4 million and $6.2 million, respectively, were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by the Company.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three and six months ended June 30, 2014, the Company earned $15.7 million and $31.0 million of interest income from such investments in deconsolidated N-Star CDOs.
Securitization 2012-1
The Company entered into an agreement with NorthStar Income that provides that both the Company and NorthStar Income receive the economic benefit and bear the economic risk associated with the investments each contributed into Securitization 2012-1, a securitization transaction entered into by the Company and NorthStar Income. In both cases, the respective retained equity interest of the Company and NorthStar Income is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of the Company or NorthStar Income. In the event that either the Company or NorthStar Income suffer a complete loss of the retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by the Company or NorthStar Income, as the case may be, prior to the investment-grade bondholders.
Legacy Commercial
The Company is in the process of making a $30.0 million investment in the form of senior debt, preferred equity and common equity (collectively referred to as the “Legacy Investment”) into Legacy Partners Commercial, LLC (“Legacy Commercial”) and certain new entities affiliated with Legacy Commercial (collectively referred to as the “Legacy Commercial Entities”). C. Preston Butcher, currently one of the Company’s directors, holds certain preferred and other significant interests in Legacy Commercial and is the chairman of the board of directors and chief executive officer of Legacy Commercial. $14.8 million of the proceeds from the Legacy Investment will be used by the Legacy Commercial Entities for future investments, subject to certain approval rights held by the Company and $15.2 million of the proceeds of the Legacy Investment will be used by the Legacy Commercial Entities to redeem the majority of the interests held by Mr. Butcher and a family limited partnership controlled by Mr. Butcher in the Legacy Commercial Entities. The Legacy Investment will be made on a pari passu basis with the investment held by the two remaining partners in Legacy Commercial, Mr. Butcher and certain employees of Legacy Commercial. Upon consummation of the transaction, the Company will own 75% of the senior debt and preferred equity and 40% of the common equity issued by the applicable Legacy Commercial Entities. Mr. Butcher and a family limited partnership controlled by Mr. Butcher will receive total consideration of $30.0 million, of which $14.8 million will be in the form of a cash distribution from the Legacy Commercial Entities and $15.2 million will be funded from the Legacy Investment upon closing. Upon consummation of the foregoing transactions, Mr. Butcher will retain a 15.3% indirect interest in the senior debt and 15.3% indirect interest in the preferred equity issued by the applicable Legacy Commercial Entities. In addition, a family limited partnership controlled by Mr. Butcher will indirectly own 10% of the common equity issued by the applicable Legacy Commercial Entities. The transaction also contemplates up to an additional $10 million in future preferred investments from the Company for additional real estate investments, subject to the Company’s approval. In connection with the closing of the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

transaction, Mr. Butcher will step down as chairman and chief executive officer of Legacy Commercial and will retain no ongoing voting or decision making rights.  Subject to certain approval rights held by the Company, Mr. Butcher will be hired as an employee of a Legacy Commercial Entity and Legacy Commercial will be controlled by the two remaining principals going forward. Mr. Butcher will retain his ownership interests in Legacy Partners Residential, Inc. and certain other related entities and companies that are not owned by Legacy Commercial or any Legacy Commercial Entity in which the Company is making investments.
In addition, the Company has an interest in four CRE debt investments, two of which are in deconsolidated N-Star CDOs, with a subsidiary of Legacy Partners Realty Fund I, LLC (the “Legacy Fund”) as borrower. Legacy Commercial indirectly owns an equity interest in, and owns the manager of, the Legacy Fund.
Two loans with an aggregate principal amount of $39.6 million were deconsolidated in September 2013 (refer to Note 3), and as a result, the Company no longer records these loans on the consolidated balance sheets. For the three and six months ended June 30, 2013, the Company recorded an aggregate $0.5 million and $1.1 million, respectively, of interest income in the consolidated statements of operations related to these loans.
The third loan with a principal amount of $38.8 million matures in October 2016 and has two one-year extension options, at the borrower’s option. In March 2014, the Company originated the fourth loan, a senior mortgage loan with a principal amount of $17.3 million and a mezzanine loan with a principal amount of $8.1 million, both of which mature in April 2021. For the three and six months ended June 30, 2014, the Company recorded an aggregate $1.1 million and $1.9 million, respectively, of interest income in the consolidated statements of operations related to these loans.
Furthermore, in February 2013, NorthStar Income made a $91.0 million loan to the Legacy Fund. In connection with this loan, the Company, acting in its capacity as the former advisor to NorthStar Income, received a customary 1.0% origination fee and further earned an annual asset management fee of 1.25% through June 30, 2014, the time of the spin-off. In addition, prior to the spin-off, the Company leased office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.2 million through December 31, 2016. NSAM assumed the lease in connection with the spin-off.
NorthStar Income II
In January 2014, the Company sold a $9.0 million pari passu participation in a first mortgage loan at cost originated by the Company to NorthStar Income II. Additionally, in April 2014, the Company sold a $5.0 million pari passu participation in a first mortgage loan at cost to NorthStar Income II. Such sales were approved by the independent board of directors of NorthStar Income II.
West Point Partners
In June 2014, the Company paid $0.8 million to West Point Partners in connection with its services facilitating the acquisition of the Innkeepers Portfolio for an aggregate purchase price of approximately $1.1 billion, including all costs, reserves and escrows. West Point Partners is a real estate investment and advisory firm based in New York. Sridhar Sambamurthy, who was a member of the board of directors of the Company at the time of such payment, is Managing Principal and Co-Founder of West Point Partners and owns a 50% interest in that company and consequently ceased to be independent at that time. Mr. Sambamurthy is no longer a member of the Company’s board of directors.

12.	Equity-Based Compensation
Impact of the Reorganization and Spin-off
The Company has issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the “Stock Plan”) and the NorthStar Realty Executive Incentive Bonus Plan, as amended (the “Plan” and collectively the “NorthStar Realty Equity Plans”). All of the vested and unvested equity-based awards granted by the Company prior to the spin-off remain outstanding following the Reorganization and the spin-off. Appropriate adjustments were made to all awards to reflect the Reorganization, the Reverse Split and the spin-off. Pursuant to the Reorganization, Old LTIP Units were converted into an equal number of shares of common stock of NRFC Sub-REIT Corp. (refer to Note 14) and holders of such shares received an equal number of shares of NSAM’s common stock in connection with the spin-off, all of which generally remain subject to the same vesting and other terms that applied prior to the spin-off. Old LTIP Units that remain subject to vesting are herein referred to as restricted stock. Deferred LTIP Units are equity awards representing the right to receive either LTIP units in the Company’s successor operating partnership or, if such

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

LTIP units are not available upon settlement of the award, shares of common stock of the Company. Other equity and equity-based awards relating to the Company’s common stock, such as RSUs and Deferred LTIP Units, were adjusted to also relate to an equal number of shares of NSAM’s common stock, but otherwise generally remain subject to the same vesting and other terms that applied prior to the spin-off. Vesting conditions for outstanding awards have been adjusted to reflect the impact of NSAM in terms of employment for service based on awards and total stockholder return in terms of performance-based awards with respect to periods after the spin-off.
Following the spin-off, the Company and the compensation committee of its board of directors (the “Committee”) will continue to administer all awards issued under the NorthStar Realty Equity Plans but NSAM will be obligated to issue shares of NSAM’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of NSAM’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under the NorthStar Realty Equity Plans.
All of the adjustments made in connection with the Reorganization, Reverse Split and the spin-off were deemed to be equitable adjustments pursuant to anti-dilution provisions in accordance with the terms of the NorthStar Realty Equity Plans. As a result, there was no incremental value attributed to these adjustments and these adjustments do not impact the amount recorded for equity-based compensation expense for the three and six months ended June 30, 2014 and 2013.
The following summarizes the equity-based compensation plans and related aggregate expenses for the Company.
All share amounts disclosed below have been retrospectively adjusted to reflect the Reverse Split.
Omnibus Stock Incentive Plan
In September 2004, the board of directors of the Company adopted the Stock Plan, and such plan, as amended and restated, was further adopted by the board of directors of the Company on April 17, 2013 and approved by the stockholders on May 29, 2013. The Stock Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, in the form of restricted shares and other equity-based awards such as LTIP units or any combination of the foregoing. The eligible participants in the Stock Plan include directors, officers, employees, consultants and advisors of the Company.
As of June 30, 2014, 3,883,238 shares of common stock remain available for issuance pursuant to the Stock Plan, which includes shares reserved for issuance upon settlement of outstanding Deferred LTIP Units and RSUs and 781,187 shares of restricted stock, after giving effect to the Reverse Split. As noted above, in connection with the spin-off, each outstanding Old LTIP Unit received an equal number of shares of NSAM’s common stock and each Deferred LTIP Unit award was adjusted to also relate to an equal number of Deferred LTIP Units in NSAM. Holders of shares of restricted stock or Deferred LTIP Units are entitled to receive dividends or dividend equivalents with respect to both the Company and NSAM on shares of restricted stock and vested and unvested Deferred LTIP Units for as long as such shares and Deferred LTIP Units remain outstanding.
The following table presents the status as of June 30, 2014 and December 31, 2013 of all grants of Old LTIP Units and Deferred LTIP Units. The balance as of June 30, 2014 represents unvested Old LTIP Units (representing shares of restricted stock) and Deferred LTIP Units that are outstanding, whether vested or not (grants in thousands):

	June 30, 2014		December 31, 2013
	Grants	Weighted Average Grant Price	Grants	Weighted Average Grant Price
Beginning balance(1)(2)	4,609	$14.31	3,114	$13.32
Granted(3)	1,137	31.13	2,166	16.20
Converted to common stock	(647)	17.31	(670)	15.80
Forfeited	(4)	21.64	(1)	10.76
Vested Old LTIP Units converted to common stock in the Reorganization(4)	(3,178)	14.52	—	—
Ending Balance/Weighted Average(5)	1,917	$22.91	4,609	$14.31
____________________________________________________________

(1)	Reflects the balance as of January 1, 2014 and 2013 for the periods ended June 30, 2014 and December 31, 2013, respectively.

(2)
Includes 349,071 Old LTIP Units issued in connection with the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan of which 333,755 Old LTIP Units have been converted. The remaining 15,316 Old LTIP Units were converted to common stock in the spin-off.

(3)	Awards were grants in the form of Old LTIP Units for the year ended December 31, 2013 and Deferred LTIP Units for the six months ended June 30, 2014.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4)	Represents vested Old LTIP Units that were converted to the Company’s common stock in connection with the Reorganization.

(5)	Includes 781,187 shares of restricted stock, 152,622 vested Deferred LTIP Units and 982,977 unvested Deferred LTIP Units as of June 30, 2014.
Incentive Compensation Plan
In July 2009, the Committee approved the material terms of the Plan for the Company’s executive officers and other employees. Pursuant to the Plan, an incentive pool was established each calendar year through 2013. The size of the incentive pool was calculated as the sum of: (a) 1.75% of the Company’s “adjusted equity capital” for the year; and (b) 25% of the Company’s adjusted funds from operations, as adjusted, above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is or was subject to achievement of additional performance and/or time-based goals summarized below.
The portion of the incentive pool for the executive officers was divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit (“Annual Bonus”); (b) a deferred bonus, determined based on the same year’s performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant’s continued employment through each payment date (“Deferred Bonus”); and (c) a long-term incentive in the form of RSUs, LTIP units and/or Deferred LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles and/or total stockholder return hurdles established by the Committee for a three- or four-year period, subject to the participant’s continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the “Long-Term Amount Value”). The Long-Term Amount Value, if any, will be paid in the form of shares of common stock or LTIP units in the Company’s successor operating partnership to the extent available under the NorthStar Realty Equity Plans and, pursuant to adjustments made in connection with the spin-off, an equal number of shares of NSAM’s common stock or, if all or a portion of such shares or LTIP units are not available, in cash (the “Long Term Amount Payout”). These performance based RSUs were adjusted to refer to combined total stockholder return of the Company and NSAM with respect to periods after the spin off. Old LTIP Units (converted into common stock of the Company in the Reorganization) or Deferred LTIP Units granted as a portion of the long-term incentive are subject to vesting based on continued employment during the performance period, but are not subject to performance-based vesting hurdles. Deferred LTIPS that vest cannot be converted until March 31, 2015.
In connection with the 2010 incentive pool under the Plan, the Company issued 1,104,999 RSUs to executive officers, after giving effect to the Reverse Split, which vested subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2012 the performance hurdle was reached entitling the recipients to 100% of the RSUs granted. In achievement of the performance hurdles, the Company issued 1,104,999 Old LTIP Units to executive officers in February 2013.
In connection with the incentive pool under the 2011 Plan, the Company issued 762,898 RSUs to executive officers, after giving effect to the Reverse Split, which vest subject to continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2014. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 762,898 Old LTIP Units to executive officers, after giving effect to the Reverse Split, which were subject to vesting in four annual installments ending on January 29, 2015, subject to the executive officer’s continued employment through the applicable vesting date, and may not be sold prior to December 31, 2014. The Company also granted 302,692 Old LTIP Units (net of forfeitures), after giving effect to the Reverse Split, to certain non-executive employees, which vest quarterly over three years beginning April 2012, subject to continued employment through the applicable vesting date.
In connection with the incentive pool under the 2012 Plan, the Company issued 704,839 RSUs to executive officers, after giving effect to the Reverse Split, subject to continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2015. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 704,839 Old LTIP Units to executive officers, after giving effect to the Reverse Split, which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date, and which may not be sold prior to December 31, 2015. The Company also granted 289,975 Old LTIP Units (net of forfeitures) to certain

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

non-executive employees, after giving effect to the Reverse Split, which vest quarterly over three years beginning April 2013, subject to continued employment through the applicable vesting date.
In connection with the incentive pool under the 2013 Plan, the Company issued 500,371 RSUs to executive officers, after giving effect to the Reverse Split, subject to continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2016. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 500,371 Deferred LTIP Units to executive officers, after giving effect to the Reverse Split, which vest in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date, and may not be sold prior to December 31, 2016, and 261,577 Deferred LTIP Units, after giving effect to the Reverse Split, which are subject to vesting based on continued employment through December 31, 2015. The Company also granted 276,980 of Deferred LTIP Units (net of forfeitures) to certain non-executive employees, after giving effect to the Reverse Split, which vest quarterly over three years beginning April 2014, subject to continued employment through the applicable vesting date.
Healthcare Strategic Joint Venture
In connection with entering into the Healthcare Strategic Partnership, the Company granted Mr. Flaherty 500,000 RSUs, after giving effect to the Reverse Split, which vest on January 22, 2019, unless certain conditions are met. In connection with the spin-off, the RSUs granted to Mr. Flaherty were adjusted to also relate to an equal number of shares of NSAM’s common stock. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of the Company and NSAM or in cash at the option of the Company. Mr. Flaherty is also entitled to incremental grants of NSAM’s common stock subject to certain conditions being met pursuant to a separate contractual arrangement entered into in connection with the Healthcare Strategic Partnership.
Summary
For the three months ended June 30, 2014 and 2013, the Company recognized total equity-based compensation expense of $7.9 million and $2.0 million, respectively, related to the NorthStar Realty Equity Plans and the NSAM Stock Plan, after giving effect to the allocation of equity-based compensation expense to NSAM which is recorded in discontinued operations in the consolidated statements of operations. For the six months ended June 30, 2014 and 2013, the Company recognized total equity-based compensation expense of $11.8 million and $6.7 million, respectively, related to the NorthStar Realty Equity Plans and the NSAM Stock Plan, after giving effect to the allocation of equity-based compensation expense to NSAM which is recorded in discontinued operations in the consolidated statements of operations. For the three months ended June 30, 2014 and 2013, the Company recognized in discontinued operations equity-based compensation expense of $8.0 million and $2.2 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized in discontinued operations equity-based compensation expense of $13.7 million and $3.5 million, respectively. As of June 30, 2014, equity-based compensation expense to be recognized by the Company over the remaining vesting period through January 2019 is $33.5 million, provided there are no forfeitures and excluding any mark to market adjustments.

13.	Stockholders’ Equity
Reverse Split
On June 30, 2014, the Company effected a Reverse Split of its common stock with any fractional shares settled in cash. As a result of the Reverse Split, the common stock was reduced by dividing the par value prior to the Reverse Split by two (including retrospective adjustment of prior periods) with a corresponding increase to additional paid-in capital. The par value per share of common stock remained unchanged.
All share and per share amounts disclosed in the Company’s consolidated financial statements and the accompanying notes have been retrospectively adjusted to reflect the Reverse Split, including common stock outstanding, earnings per share and shares or units outstanding related to equity-based compensation (refer to Note 12).
Common Stock
In January 2014, as part of the consideration for the investment in RXR Realty, the Company issued 677,570 shares of its common stock, after giving effect to the Reverse Split, in a private offering to an RXR Realty affiliate. Such amount was granted in December 2013 resulting in an increase to additional paid in capital of $17.7 million. This amount is recorded as a

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

premium on the related CRE debt investments and is amortized to interest income over the life of the debt, using the effective interest method, in the consolidated statements of operations.
In May 2014, the Company issued 17.25 million shares of its common stock at a public offering price of $30.90 per share, after giving effect to the Reverse Split, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $519.2 million.
In June 2014, as part of the consideration for the investment in Aerium, the Company issued 208,819 shares of its common stock in a private offering to an Aerium affiliate at an agreed upon price of $32.52 per share, after giving effect to the Reverse Split, representing $6.8 million or €5 million.
In June 2014, the Company settled all outstanding warrants in a cashless exercise issuing 799,500 shares of its common stock, after giving effect to the Reverse Split.
Preferred Stock
In May 2014, the Company issued 10.0 million shares of its new 8.75% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), including the over-allotment option, for net proceeds of $241.8 million.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 7,139,923 shares of its common stock, after giving effect to the Reverse Split. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the six months ended June 30, 2014, the Company issued 4,819 shares of its common stock pursuant to the DRP, after giving effect to the Reverse Split, for gross sales proceeds of $0.2 million.
Dividends
The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2014:

Common Stock		Preferred Stock
			Dividend Per Share
Declaration Date	Dividend Per Share(1)	Declaration Date	Series A	Series B	Series C	Series D
February 26	$0.50	January 29	$0.54688	$0.51563	$0.55469	$0.53125
May 7	$0.50	April 30	$0.54688	$0.51563	$0.55469	$0.53125
______________________

(1)	Adjusted for the Reverse Split effected on June 30, 2014.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
The following table presents EPS for the three and six months ended June 30, 2014 and 2013 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(73,566)	$(12,626)	$(208,527)	$23,996
Net income (loss) attributable to Old LTIP Units non-controlling interest	(1,700)	(621)	(5,296)	1,112
Net income (loss) attributable to common stockholders and Old LTIP Units(1)	$(75,266)	$(13,247)	$(213,823)	$25,108
Denominator:(2)
Weighted average shares of common stock	174,181	99,424	167,386	93,911
Weighted average Old LTIP Units(1)	4,009	4,894	4,146	4,546
Weighted average shares of common stock and Old LTIP Units	178,190	104,318	171,532	98,457
Dilutive securities(3)	—	—	—	1,651
Weighted average diluted shares	178,190	104,318	171,532	100,108
Earnings (loss) per share:(2)
Basic	$(0.42)	$(0.13)	$(1.25)	$0.26
Diluted	$(0.42)	$(0.13)	$(1.25)	$0.26
____________________________________________________________

(1)
The EPS calculation takes into account Old LTIP Units, which received non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock. Such Old LTIP Units were converted to common stock, the unvested portion of which remain restricted, in connection with the Reorganization (refer to Note 12).

(2)	Adjusted for the Reverse Split effected on June 30, 2014.

(3)
Excludes the effect of exchangeable senior notes, Deferred LTIP Units and RSUs outstanding that were not dilutive as of June 30, 2014. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

14.	Non-controlling Interests
Reorganization
Prior to the Distribution, the Company’s predecessor, NorthStar Realty Finance Corp. (“NRF Predecessor”), conducted substantially all of its operations and made its investments through the Operating Partnership and the Company (formerly known as “NRFC Sub-REIT Corp.”), NRF Predecessor’s then-majority-owned subsidiary. In connection with the Reorganization, the Operating Partnership merged with and into NRF Predecessor with NRF Predecessor as the surviving entity (“OP Merger”). Second, NRF Predecessor merged with and into the Company (known at the time as NRFC Sub-REIT Corp.) with the Company as the surviving entity (“Sub-REIT Merger”) and then NRFC Sub-REIT Corp. renamed itself as “NorthStar Realty Finance Corp.” In the OP Merger, Old LTIP Units were converted into an equal number of shares of common stock of NRFC Sub-REIT Corp. In the Sub-REIT Merger, each share of common stock and each series of the preferred stock of NRF Predecessor were exchanged for one share of common stock and the corresponding series of preferred stock with substantially similar terms, respectively, of the Company. Immediately after the Reorganization, the Company had the same number of shares of common stock and preferred stock outstanding as NRF Predecessor, except for the Old LTIP Units. On June 30, 2014 prior to the OP Merger, the Old LTIP Units represented 2.2% of the Operating Partnership with the remaining 97.8% held by NRF Predecessor. As a result of the OP Merger, the Old LTIP Units were converted to common stock of the Company.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to the spin-off, net income (loss) attributable to the non-controlling interest was based on the weighted average Old LTIP Unit holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or Old LTIP Units changed the percentage ownership of both the Old LTIP Unit holders and the Company. Since a unit was generally redeemable for cash or common stock at the option of the Company, it was deemed to be equivalent to common stock. Therefore, such transactions were treated as capital transactions and resulted in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2014, there were no Old LTIP Units outstanding as all were converted to common stock in connection with the Reorganization and the unvested portion remains restricted (refer to Note 12). As of December 31, 2013, Old LTIP Units of 4,608,759 were outstanding, after giving effect to the Reverse Split, representing a 2.9% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended June 30, 2014 and 2013 was a loss of $1.7 million and $0.6 million, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the six months ended June 30, 2014 and 2013 was a loss of $5.3 million and income of $1.1 million, respectively. Such amounts exclude 1,135,599 Deferred LTIP Units, after giving effect to the Reverse Split, issued in connection with the Stock Plan.
In the Reorganization, all obligations of the Operating Partnership and NRF Predecessor were assumed by the Company. Immediately following the Reorganization, the Company had, on a consolidated basis, the same assets, business and operations as NRF Predecessor had on a consolidated basis, immediately prior to the Reorganization. The Company accounted for the Reorganization as a reverse merger between entities under common control. The Company did not record any gain or loss related to the Reorganization.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended June 30, 2014 and 2013 was a loss of $0.8 million and $0.3 million, respectively. Net income (loss) attributable to the other non-controlling interests for the six months ended June 30, 2014 and 2013 was a loss of $1.0 million and $0.3 million, respectively.
The following table presents net income (loss) attributable to the Company’s common stockholders for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(73,007)	$(10,491)	$(207,594)	$25,978
Income (loss) from discontinued operations	(559)	(2,135)	(933)	(1,982)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(73,566)	$(12,626)	$(208,527)	$23,996

15.	Fair Value
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
Investments in Unconsolidated Ventures
The Company accounts for certain investments in unconsolidated ventures at fair value determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets and discount rate. Additionally, the Company accounts for the RXR Realty preferred equity and Aerium investment at fair value, which is determined based on comparing the current yield to the estimated yield for newly originated loans with similar credit risk. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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
Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds	$—	$—	$550,141	$550,141
Investments in unconsolidated ventures(1)	—	—	265,719	265,719
Real estate securities, available for sale:
N-Star CDO bonds	—	—	284,960	284,960
N-Star CDO equity	—	—	140,133	140,133
CMBS and other securities	—	18,763	33,466	52,229
CRE securities in N-Star CDOs
CMBS	—	349,288	55,356	404,644
Third-party CDO notes	—	—	24,706	24,706
Agency debentures	—	34,394	—	34,394
Unsecured REIT debt	—	9,554	—	9,554
Trust preferred securities	—	—	6,008	6,008
Subtotal CRE securities in N-Star CDOs	—	393,236	86,070	479,306
Subtotal real estate securities, available for sale	—	411,999	544,629	956,628
Derivative assets	—	2,068	—	2,068
Total assets	$—	$414,067	$1,360,489	$1,774,556
Liabilities:
CDO bonds payable	$—	$—	$399,772	$399,772
Junior subordinated notes	—	—	221,445	221,445
Derivative liabilities	—	23,807	—	23,807
Total liabilities	$—	$23,807	$621,217	$645,024
_____________________________________________________________________

(1)	Includes the RXR Realty preferred equity investment, which is included in real estate debt investments, net on the consolidated balance sheets, for which the fair value option was elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds	$—	$—	$586,018	$586,018
Investments in unconsolidated ventures(1)	—	—	192,419	192,419
Real estate securities, available for sale:
N-Star CDO bonds	—	—	205,287	205,287
N-Star CDO equity	—	—	158,274	158,274
CMBS and other securities	—	20,694	25,981	46,675
CRE securities in N-Star CDOs
CMBS	—	507,725	64,576	572,301
Third-party CDO notes	—		24,931	24,931
Agency debentures	—	29,540	—	29,540
Unsecured REIT debt	—	9,521	—	9,521
Trust preferred securities	—	—	5,791	5,791
Subtotal CRE securities in N-Star CDOs	—	546,786	95,298	642,084
Subtotal real estate securities, available for sale	—	567,480	484,840	1,052,320
Derivative assets	—	3,469	—	3,469
Total assets	$—	$570,949	$1,263,277	$1,834,226
Liabilities:
CDO bonds payable	$—	$—	$384,183	$384,183
Junior subordinated notes	—	—	201,203	201,203
Derivative liabilities	—	52,204	—	52,204
Total liabilities	$—	$52,204	$585,386	$637,590
_____________________________________________________________________

(1)	Includes the RXR preferred equity investment, which is included in real estate debt investments, net on the consolidated balance sheets, for which the fair value option was elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents additional information about financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	June 30, 2014					December 31, 2013
	Investments in Private Equity Funds	Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Investments in Private Equity Funds	Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance(2)	$586,018	$192,419	$484,840	$384,183	$201,203	$—	$—	$338,213	$1,999,470	$197,173
Transfers into Level 3(3)	—	—	16,368	—	—	—	—	7,788	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—	(108,143)	—	—
Purchases / borrowings / amortization / contributions	13,155	70,467	31,760	—	—	747,564	192,209	23,594	43,983	—
Sales	—	—	(18,552)	—	—	—	—	(40,328)	—	—
Paydowns / distributions	(106,328)	(193)	(18,148)	(43,704)	—	(244,138)	—	(54,971)	(647,947)	—
Repurchases	—	—	—	—	—	—	—	—	(44,221)	—
Gains:
Equity in earnings of unconsolidated ventures	57,296	3,026	—	—	—	82,592	210	—	—	—
Unrealized gains included in earnings	—	—	52,605	—	—	—	—	68,794	—	—
Realized gains included in earnings	—	—	12,389	—	—	—	—	15,179	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	54,487	—	—	—	—	3,098	—	—
Deconsolidation of N-Star CDOs(4)	—	—	8,805	(122,486)	—	—	—	350,886	(1,656,857)	—
Losses:
Unrealized losses included in earnings	—	—	(48,015)	181,779	20,242	—	—	(19,523)	106,622	4,030
Realized losses included in earnings	—	—	(2,440)	—	—	—	—	(5,601)	26,697	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(8,401)	—	—	—	—	(4,138)	—	—
Deconsolidation of N-Star CDOs(4)	—	—	(21,069)	—	—	—	—	(90,008)	556,436	—
Ending balance	$550,141	$265,719	$544,629	$399,772	$221,445	$586,018	$192,419	$484,840	$384,183	$201,203
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$—	$—	$4,651	$(181,779)	$(20,242)	$—	$—	$20,746	$93,025	$(4,030)
____________________________________________________________

(1)	Includes the RXR Realty preferred equity investment, which is included in real estate debt investments, net on the consolidated balance sheets, for which the fair value option was elected.

(2)	Represents the balance as of January 1, 2014 and 2013 for the periods ended June 30, 2014 and December 31, 2013, respectively.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no transfers, other than those identified in the table above, during the periods ended June 30, 2014 and December 31, 2013.
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
For the six months ended June 30, 2014, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Range
PE Investments	$550,141	Discounted Cash Flow Model	Discount Rate	19% - 26%
Investments in unconsolidated ventures(1)	$265,719	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	7.5% - 12%
N-Star CDO equity	$140,133	Discounted Cash Flow Model	Discount Rate	18% - 20%
_________________________________________

(1)	Includes the RXR Realty preferred equity investment, which is included in real estate debt investments, net on the consolidated balance sheets, for which the fair value option was elected.

(2)	Includes timing and amount of expected future cash flows.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets and liabilities using such Level 3 inputs.
Fair Value Option
The Company has historically elected to apply the fair value option for the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities financed in N-Star CDOs; CDO bonds payable; and junior subordinated notes. Given the market volatility in the past few years, the Company has observed that the impact of electing the fair value option would generally result in additional variability to the Company’s consolidated statements of operations which management believes is not a useful presentation for such financial assets and liabilities. Therefore, the Company more recently has not elected the fair value option for new investments in CRE securities and securitization financing transactions. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, certain components of the RXR Investment, the Aerium investment and N-Star CDO equity, the Company elected the fair value option because management believes it is a more useful presentation for such investments. The Company determined recording such investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the fair value of financial instruments for which the fair value option was elected as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Assets:
Investments in private equity funds	$550,141	$586,018
Investments in unconsolidated ventures(1)	265,719	192,419
Real estate securities, available for sale:(2)
N-Star CDO equity	140,133	158,274
CMBS and other securities	42,275	30,642
CRE securities in N-Star CDOs
CMBS	404,644	572,301
Third-party CDO notes	24,706	24,931
Agency debentures	34,394	29,540
Unsecured REIT debt	9,554	9,521
Trust preferred securities	6,008	5,791
Subtotal CRE securities in N-Star CDOs	479,306	642,084
Subtotal real estate securities, available for sale	661,714	831,000
Total assets	$1,477,574	$1,609,437
Liabilities:
CDO bonds payable	$399,772	$384,183
Junior subordinated notes	221,445	201,203
Total liabilities	$621,217	$585,386
___________________________________________________________

(1)	Includes the RXR Realty preferred equity investment, which is included in real estate debt investments, net on the consolidated balance sheets, for which the fair value option was elected.

(2)
June 30, 2014 excludes 38 CRE securities including $285.0 million of N-Star CDO bonds and $10.0 million of CRE securities, for which the fair value option was not elected. December 31, 2013 excludes 36 CRE securities including $205.3 million of N-Star CDO bonds and $16.0 million of CRE securities, for which the fair value option was not elected.

The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of June 30, 2014 (dollars in thousands):

	Fair Value	Amount Due Upon Maturity	Difference
CDO bonds payable	$399,772	$628,095	$(228,323)
Junior subordinated notes	221,445	280,117	(58,672)
Total	$621,217	$908,212	$(286,995)
The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Assets:
Real estate securities, available for sale	$(5,851)	$25,785	$10,342	$122,268
Other(1)	(411)	829	(800)	(900)
Liabilities:
CDO bonds payable	(38,418)	(77,144)	(181,779)	(149,429)
Junior subordinated notes	(8,245)	(13,824)	(20,242)	(23,444)
Subtotal(2)	(52,925)	(64,354)	(192,479)	(51,505)
Derivatives	275	22,440	4,228	38,201
Total	$(52,650)	$(41,914)	$(188,251)	$(13,304)
____________________________________________________________
(1) Represents foreign currency remeasurement on an investment denominated in Euros.
(2) Represents financial assets and liabilities for which the fair value option was elected.
The remaining amount of unrealized gains (losses) on investments and other in the consolidated statements of operations relates to net cash payments on interest rate swaps (refer to Note 16).
As the value of the Company’s outstanding CDO bonds payable increase towards par through a change in fair value, it generates an unrealized loss which is recorded in the consolidated statements of operations. For the three and six months ended June 30, 2014, unrealized losses for CDO bonds payable was primarily attributable to the deconsolidation of N-Stars CDOs III and V. The remaining amount relates to the change in fair value.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$1,268,983	$1,236,221	$1,230,653	$1,085,280	$1,031,078	$1,026,709
Real estate securities, available for sale(2)	1,646,487	956,628	956,628	2,090,726	1,052,320	1,052,320
Derivative assets(2)(3)	1,947,389	2,068	2,068	478,688	3,469	3,469
Financial liabilities:(1)
Mortgage and other notes payable	$3,612,403	$3,606,585	$3,609,608	$2,133,334	$2,113,334	$2,107,110
CDO bonds payable(2)	628,095	399,772	399,772	970,219	384,183	384,183
Securitization bonds payable	82,337	82,372	82,548	82,337	82,340	82,517
Credit facilities	101,168	101,168	101,168	70,038	70,038	70,038
Senior notes	481,118	481,118	480,108	—	—	—
Exchangeable senior notes	171,149	151,750	306,365	543,815	490,973	909,601
Junior subordinated notes(2)	280,117	221,445	221,445	280,117	201,203	201,203
Derivative liabilities(2)(3)	321,796	23,807	23,807	674,418	52,204	52,204

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to the “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of June 30, 2014 and December 31, 2013.
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
Senior Notes
For the senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Risk Management and Derivative Activities
Derivatives
The Company uses derivative instruments primarily to manage interest rate risk and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest rate swap and cap agreements and the primary objective is to minimize interest rate risks associated with investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations.
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR	Range of Maturity
As of June 30, 2014:
Interest rate swaps	12	$321,796	$(23,807)	(2)	0.62% - 5.25%	July 2014 - July 2018
Interest rate caps/floors	13	1,947,389	2,068		1.64% - 5.00%	July 2014 - December 2017
Total	25	$2,269,185	$(21,739)
As of December 31, 2013:
Interest rate swaps	19	$674,418	$(52,204)	(2)	4.27% - 5.25%	May 2014 - July 2018
Interest rate caps/floors	3	478,688	3,469		1.64% - 5.00%	July 2014 - January 2015
Total	22	$1,153,106	$(48,735)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of June 30, 2014 and December 31, 2013.

(2)
Most of the interest rate swaps were liabilities of consolidated N-Star CDOs at period end and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, a credit valuation adjustment was not recorded.

The change in number and notional amount of interest rate swaps from December 31, 2013 primarily relates to the decrease from deconsolidation of N-Star CDOs III and V (refer to Note 3) and contractual notional amortization, offset by a new interest rate swap assumed in connection with the Formation Portfolio. The change in number and notional amount of interest rate caps/floors from December 31, 2013 primarily relates to the assumption of caps in connection with the Formation Portfolio and entering into a new cap in connection with the Innkeepers Portfolio. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2014 and December 31, 2013.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate caps/floors	Derivative assets	$2,068	$3,469
Interest rate swaps	Derivative liabilities	$23,807	$52,204
The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Operations Location	2014	2013	2014	2013
Amount of gain (loss) recognized in earnings:
Adjustments to fair value interest rate swaps	Unrealized gain (loss) on investments and other	$275	$22,440	$4,228	$38,201
Net cash payment for interest rate swaps	Unrealized gain (loss) on investments and other	$(3,955)	$(15,920)	$(10,694)	$(32,674)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense on debt and securities	$(229)	$(1,722)	$(458)	$(3,484)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of June 30, 2014 and December 31, 2013.

17.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
18.Segment Reporting
The Company currently conducts its business through the following segments, which are based on how management reviews and manages its business:

•
Real Estate - The real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes healthcare, manufactured housing communities, hotel, net lease and multifamily properties. In addition, it includes PE Investments diversified by property type and geography.

•
Healthcare - The healthcare properties are typically leased under net leases to healthcare operators and focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in private-pay assisted living facilities. In addition, the Company owns healthcare properties that operate under a RIDEA structure generating resident income from short-term residential agreements and incur customary related operating expenses.

•	Manufactured Housing - The manufactured housing communities portfolio focuses on owning pad rental sites located throughout the United States.

•
Hotel - The hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels located primarily in major metropolitan markets with the majority affiliated with top hotel brands.

•	Net Lease - The net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants.

•	Multifamily - The multifamily portfolio primarily focuses on owning properties located in suburban markets that are best suited to capture the formation of new households.

•
PE Investments - The real estate business also includes investments (directly or indirectly in joint ventures) owning limited partnership interests in real estate private equity funds, managed by institutional quality sponsors and diversified by property type and geography.

•
Commercial Real Estate Debt - The CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate interests, mezzanine loans and preferred equity interests. The Company may from time to time take title to collateral in connection with a CRE debt investment as REO which would be included in the CRE debt business.

•
Commercial Real Estate Securities - The CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities which are mostly conduit CMBS. The Company also invests in opportunistic CRE securities such as an investment in a “B-piece” CMBS.

The Company also historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company’s consolidated CDO financing transactions are reported as a separate business segment. All of the Company’s CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of its business today than in the past. As of June 30, 2014, N-Star securities CDOs I and IX continue to be consolidated. As of June 30, 2014 and December 31, 2013, all N-Star CRE debt CDOs were deconsolidated. Refer to Note 3 for further disclosure regarding deconsolidated N-Star CDOs. The Company continues to receive collateral management fees related to administrative responsibilities for deconsolidated N-Star CDO financing transactions, which are recorded in other revenue and included in the N-Star CDOs segment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company primarily generates revenue from net interest income on the CRE debt and securities portfolios and rental income from its real estate properties. Prior to the spin-off of its asset management business, the Company generated fee income from asset management activities. Additionally, the Company records equity in earnings of unconsolidated ventures, including from PE Investments. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The asset management segment represents the consolidated results of operations and balance sheet of NSAM which was transferred to NSAM in connection with the spin-off. Amounts related to the asset management business are reported in discontinued operations and include an allocation of indirect expenses related to managing the NSAM Sponsored Companies and owning NorthStar Securities, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had the asset management business been an independent entity.
The following tables present segment reporting for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Statement of Operations:					N-Star CDOs(1)
Three months ended June 30, 2014:	Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate(2)		Asset Management(3)	Consolidated Total
Net interest income on debt and securities	$1,630		$38,658	$15,487	$14,663	$2,323	(4)	$—	$72,761
Rental and escalation income	78,387		—	—	389	—		—	78,776
Resident fee and hotel income	37,586		—	—	—	—		—	37,586
Income (loss) from operations	(30,455)	(5)	36,956	19,385	15,478	(40,957)		—	407
Equity in earnings (losses) of unconsolidated ventures	29,455		1,925	—	—	—		—	31,380
Income (loss) from continuing operations	(2,958)		38,560	13,779	(61,495)	(47,802)		—	(59,916)
Income (loss) from discontinued operations	(253)		—	—	—	—		(319)	(572)
Net income (loss)	(3,211)		38,560	13,779	(61,495)	(47,802)		(319)	(60,488)

Statement of Operations:					N-Star CDOs(1)
Three months ended June 30, 2013:	Real Estate		CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate(2)		Asset Management(3)	Consolidated Total
Net interest income on debt and securities	$11		$9,969	$5,105	$19,154	$16,581	$10,740	(4)	$—	$61,560
Rental and escalation income	53,737		—	—	10,232	284	—		—	64,253
Income (loss) from operations	(1,789)		9,920	8,068	13,973	25,674	(23,570)		—	32,276
Equity in earnings (losses) of unconsolidated ventures	14,425		645	—	49	—	—		—	15,119
Income (loss) from continuing operations	20,895	(5)	11,394	10,922	(19,326)	15,202	(37,393)		—	1,694
Income (loss) from discontinued operations	108		—	—	—	—	—		(2,348)	(2,240)
Net income (loss)	21,003		11,394	10,922	(19,326)	15,202	(37,393)		(2,348)	(546)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments. $1.6 million and $3.1 million of collateral management fees were earned from CDO financing transactions for the three months ended June 30, 2014 and 2013, respectively, of which $0.7 million and $3.1 million, respectively, were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(3)	Represents the consolidated statements of operations of NSAM reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 10).

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(5)	Includes depreciation and amortization of $32.8 million and $16.1 million for the three months ended June 30, 2014 and 2013, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:					N-Star CDOs(1)
Six months ended June 30, 2014:	Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate(2)		Asset Management(3)	Consolidated Total
Net interest income on debt and securities	$2,366		$67,560	$42,642	$28,809	$6,780	(4)	$—	$148,157
Rental and escalation income	146,529		—	—	672	—		—	147,201
Resident fee and hotel income	37,586		—	—	—	—		—	37,586
Income (loss) from operations	(43,112)	(5)	65,310	44,094	35,263	(65,410)		—	36,145
Equity in earnings (losses) of unconsolidated ventures	57,479		5,693	—	—	—		—	63,172
Income (loss) from continuing operations	9,275		70,293	26,374	(170,945)	(111,880)		—	(176,883)
Income (loss) from discontinued operations	(637)		—	—	—	—		(6,074)	(6,711)
Net income (loss)	8,638		70,293	26,374	(170,945)	(111,880)		(6,074)	(183,594)

Statement of Operations:					N-Star CDOs(1)
Six months ended June 30, 2013:	Real Estate		CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate(2)		Asset Management(3)	Consolidated Total
Net interest income on debt and securities	$21		$17,504	$12,179	$36,797	$35,429	$18,568	(4)	$—	$120,498
Rental and escalation income	81,750		—	—	19,965	474	—		—	102,189
Income (loss) from operations	(929)	(5)	17,394	18,378	23,895	50,268	(51,045)		—	57,961
Equity in earnings (losses) of unconsolidated ventures	22,186		1,589	—	(343)	—	—		—	23,432
Income (loss) from continuing operations	33,488		18,083	21,013	(21,408)	76,708	(74,525)		—	53,359
Income (loss) from discontinued operations	268		—	—	—	—	—		(4,477)	(4,209)
Net income (loss)	33,756		18,083	21,013	(21,408)	76,708	(74,525)		(4,477)	49,150
_______________________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments. $3.1 million and $6.2 million of collateral management fees were earned from CDO financing transactions for the six months ended June 30, 2014 and 2013, respectively, of which $1.4 million and $6.2 million, respectively, were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(3)	Represents the consolidated statements of operations of NSAM reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 10).

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(5)	Includes depreciation and amortization of $59.0 million and $25.1 million for the six months ended June 30, 2014 and 2013, respectively.

The following table presents total assets by segment as of June 30, 2014 and December 31, 2013 (dollars in thousands):

				N-Star CDOs(1)
Total Assets	Real Estate	CRE Debt	CRE Securities	CRE Securities	Asset Management(2)	Corporate	Consolidated Total
June 30, 2014	$5,535,216	$1,434,356	$487,776	$526,400	$—	$385,098	$8,368,846
December 31, 2013	$3,343,402	$1,211,079	$418,837	$727,875	$31,709	$627,148	$6,360,050
______________________________________

(1)	Based on CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

(2)	Represents the consolidated balance sheet of NSAM (refer to Note 10). NSAM was spun off from the Company as of June 30, 2014.

19.Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Assumption of mortgage note payable upon purchase	$649,740	$—
Senior Notes issued (refer to Note 9)	481,118	—
Exchangeable senior notes exchanged for Senior Notes (refer to Note 9)	296,382	—
Conversion of exchangeable senior notes	191,417	—
Reclassification of operating real estate to deferred costs and intangible assets	81,639	18,375
Contribution from non-controlling interests	55,116	—
Net assets distributed in spin-off of asset management business (refer to Note 10)	39,709	—
Reclassification of operating real estate to assets of properties held for sale	21,820	—
Conversion of Old LTIP Units (refer to Note 12)	18,611	9,442
Escrow deposit payable related to CRE debt investments	18,095	19,117
Reclassification of operating real estate to other assets	12,383	60,603
Issuance of common stock related to transactions (Refer to Note 13)	6,803	—
Non-cash related to PE Investments	2,482	39,530
Dividends payable related to RSUs	762	—
Real estate acquisition(1)	—	50,701
Reduction of CRE debt investments(1)	—	50,701
Equity component of 5.375% Notes	—	39,768
Increase in restricted cash(1)	—	2,887
____________________________________________________________
(1) Non-cash activity occurred in connection with taking title to collateral.

20.	Subsequent Events
Dividends
On August 6, 2014, the Company declared a dividend of $0.50 per share of common stock. The common stock dividend will be paid on August 22, 2014 to stockholders of record as of the close of business on August 18, 2014. On July 31, 2014, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.5469 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on August 15, 2014 to stockholders of record as of the close of business on August 11, 2014.
Exchangeable Senior Notes
In July 2014, $78.3 million principal amount of the 5.375% Notes were exchanged for 8.7 million shares of common stock and $2.8 million principal amount of the 8.875% Notes were exchanged for 0.5 million shares of common stock.
Credit Facility
In August 2014, the Company and certain of its subsidiaries entered into a revolving corporate credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. The facility is secured by collateral relating to a borrowing base and also includes guarantees by certain subsidiaries of the Company. Borrowings under the facility accrue interest at LIBOR plus 3.50%.
PE Investment VI
In July 2014, the Company, through a subsidiary, executed a purchase and sale agreement to acquire a portfolio of limited partnership interests in real estate private equity funds (“PE Investment VI”) for $88.2 million, which represents 92% of the estimated NAV as of June 30, 2014, prior to adjusting for distributions and contributions from such date. On July 30, 2014, the Company paid $60.0 million to the seller as a deposit and $25.8 million to an escrow account to close on the fund interests. The final purchase price is based on the NAV as of June 30, 2014. As such, once the actual June 30, 2014 NAVs have been received, the Company will perform a true-up calculation with the seller. The Company anticipates on closing the fund interests in the third quarter of 2014 once the Company receives general partner consent from the underlying funds.

Industrial Portfolio
In May 2014, the Company entered into an agreement to invest in an approximate $406 million, 6.3 million square foot industrial portfolio that is 100% net lease with a remaining weighted average lease term of over 12 years (“Industrial Portfolio”). The Industrial Portfolio consists of 39 properties across 17 states with the largest concentration of net operating income from properties in California.  As part of this investment, the Company has an approximate 50% ownership interest. The Company intends to close on this investment in the third quarter 2014.
Hotel Portfolio
In August 2014, the Company purchased a 20-hotel portfolio of select service hotels totaling approximately 1,900 rooms located in Texas, California, Louisiana and Oklahoma (“Hotel Portfolio”). The Company acquired the Hotel Portfolio through a joint venture with a third party for $273 million and contributed $52.5 million for a 97.5% ownership interest.
Griffin-American Healthcare REIT II, Inc.
On August 5, 2014, the Company and Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) announced that the board of directors of both companies unanimously approved a definitive merger agreement under which the Company will acquire all of the outstanding shares of Griffin-American in a stock and cash transaction valued at $4 billion, including approximately $600 million of financing. Griffin-American is a non-traded REIT focused on medical office buildings, senior housing and other healthcare-related facilities and is co-sponsored by American Healthcare Investors and Griffin Capital Corporation.
Griffin-American’s diversified portfolio is comprised of 295 healthcare-related real estate properties which are predominantly medical office buildings (43%) and senior housing facilities (30%) in the United States and the United Kingdom. Subject to the terms and conditions of the merger agreement, Griffin-American stockholders will receive $11.50 per Griffin-American share comprising: (i) $7.75 per share in cash; and (ii) $3.75 per share in the Company’s common stock. The common stock portion will be subject to a collar such that Griffin-American stockholders will receive 0.1859 shares of common stock if the Company’s stock price is above $20.17 per share at closing and 0.2344 shares of common stock if the Company’s stock price is below $16.00 at closing. If the Company’s stock price at closing is between $16.00 and $20.17 per share, Griffin-American stockholders will receive a number of the Company’s shares between 0.1859 and 0.2344, equal to $3.75 in value. Transaction costs, including the Griffin-American promote, are expected to be approximately $200 million. The merger with Griffin-American is expected to close in the fourth quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “N-Star,” “we,” “us” or “our” refer to NorthStar Realty Finance Corp. and its subsidiaries after the internal corporate restructuring and spin-off, as described further below, unless the context specifically requires otherwise.
Introduction
NorthStar Realty Finance Corp. is a diversified commercial real estate investment company. We invest in multiple asset classes across commercial real estate, or CRE, that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and in turn build long-term franchise value. Effective June 30, 2014, we are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. We are a Maryland corporation and completed our initial public offering in October 2004. We conduct our operations so as to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes.
Spin-off of Asset Management Business
On June 30, 2014, we completed our previously announced spin-off of our asset management business into a separate publicly-traded company, NSAM, in the form of a tax-free distribution, or the Distribution. In connection with the Distribution, each of our common stockholders received shares of NSAM common stock on a one-for-one basis, after giving effect to a one-for-two reverse stock split of our common stock, or Reverse Split. Upon completion of the spin-off, our asset management business is owned and operated by NSAM and we are externally managed by an affiliate of NSAM through a management contract with an initial term of 20 years. However, we will continue to operate our commercial real estate debt origination business. Most of our employees at the time of the spin-off became employees of NSAM and executive officers, employees engaged in our existing loan origination business and certain other employees became co-employees of both us and NSAM. Affiliates of NSAM also manage our previously sponsored non-traded REITs: NorthStar Real Estate Income Trust, Inc., or NorthStar Income, NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and NorthStar Real Estate Income II, Inc., or NorthStar Income II, collectively referred to as the NSAM Sponsored Companies. In addition, NSAM owns NorthStar Realty Securities, LLC, or NorthStar Securities, our previously owned captive broker-dealer platform, and performs other asset management-related services.
Prior to the Distribution, we completed an internal corporate reorganization, or the Reorganization, whereby we collapsed our three tier holding company structure into a single tier. We previously conducted substantially all of our operations and made our investments through NorthStar Realty Finance Limited Partnership, or the Operating Partnership. In addition, following the Reorganization but prior to the Distribution, we completed a Reverse Split where every two shares of our issued and outstanding common stock were combined into one issued and outstanding share of our common stock.
Griffin-American
On August 5, 2014, we and Griffin-American Healthcare REIT II, Inc., or Griffin-American, announced that the board of directors of both us and Griffin-American unanimously approved a definitive merger agreement under which we will acquire all of the outstanding shares of Griffin-American in a stock and cash transaction valued at $4 billion, including approximately $600 million of borrowings. Griffin-American is a non-traded REIT focused on medical office buildings, senior housing and other healthcare-related facilities and is co-sponsored by American Healthcare Investors and Griffin Capital Corporation. The merger with Griffin-American is expected to close in the fourth quarter of 2014. Refer to the Recent Developments sections below for further discussion of the merger with Griffin-American.
Summary of Business
Our primary business lines are as follows:

•
Real Estate - Our real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes healthcare, manufactured housing communities, hotel, net lease and multifamily properties. In addition, includes limited partnership interests in real estate private equity funds, or PE Investments, diversified by property type and geography.

•
Healthcare - Our healthcare properties are typically leased under net leases to healthcare operators and focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in private-pay assisted living facilities which we believe have the most advantageous underlying demographic trends and fundamentals. In addition, we own healthcare properties that operate under the REIT Investment Diversification and Empowerment

Act of 2007, or RIDEA, structure generating resident income from short-term residential agreements and incur customary related operating expenses.

•	Manufactured Housing - Our manufactured housing communities portfolio focuses on owning pad rental sites located throughout the United States.

•
Hotel - Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels located primarily in major metropolitan markets with the majority affiliated with top hotel brands.

•	Net Lease - Our net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants.

•	Multifamily - Our multifamily portfolio primarily focuses on owning properties located in suburban markets that are best suited to capture the formation of new households.

•
PE Investments - Our real estate business also includes investments (directly or indirectly in joint ventures) owning PE Investments managed by institutional quality sponsors and diversified by property type and geography.

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

•
Commercial Real Estate Securities - Our CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities which are mostly conduit commercial mortgage-backed securities, or CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invest in opportunistic CRE securities such as an investment in a “B-piece” CMBS.

We have the ability to invest in a broad spectrum of commercial real estate assets and seek to provide attractive risk-adjusted returns. Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital. Additionally, we may pursue opportunistic investments across all our business lines including CRE equity and debt investments. Examples of opportunistic investments include PE Investments, strategic joint ventures and repurchasing our collateralized debt obligations, or CDO, bonds at a discount to their principal amount.
To date in 2014, we have issued aggregate net capital of $761 million, including $519 million from the issuance of common equity and $242 million from the issuance of preferred equity. In 2013, we issued aggregate net capital of $1.9 billion, including $1.4 billion from the issuance of common equity, $193 million from the issuance of preferred stock and $335 million from the issuance of exchangeable senior notes.
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
We also historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. In addition, we acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO, or CSE CDO, and the CapLease 2005-1 CDO, or CapLease CDO. All of these CDOs are past their reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. We have been winding down our legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past. Refer to “Liquidity and Capital Resources” for a further discussion of our legacy CDO business.
We believe that we maintain a competitive advantage through a combination of deep industry relationships and access to market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. Our ability to invest across the spectrum of commercial real estate investments allows us to take advantage of complementary and overlapping sources of investment opportunities based on a common reliance on CRE fundamentals and application of similar underwriting and asset management skills as we seek to maximize stockholder value and to protect our capital.
Our Investments
The following table presents our assets as of June 30, 2014, adjusted for the Griffin-American merger and acquisitions and agreements to purchase through August 8, 2014 (refer to Recent Developments) (dollars in thousands):

	Amount(1)(2)%
Real Estate
Healthcare	$5,576,040	39.3%
Manufactured housing communities	1,543,419	10.9%
Hotel	1,308,048	9.2%
Net lease	781,386	5.5%
Multifamily	370,438	2.6%
Subtotal	9,579,331	67.5%
Private equity fund investments	845,452	6.0%
Investments in unconsolidated ventures(3)	155,802	1.1%
Total real estate	10,580,585	74.6%
CRE Debt
First mortgage loans	538,762	3.8%
Mezzanine loans	155,840	1.1%
Subordinate interests	302,728	2.1%
Term loans	230,343	1.6%
Subtotal	1,227,673	8.6%
CRE debt of consolidated N-Star CDOs	41,310	0.3%
Other(4)	37,431	0.3%
Total CRE debt	1,306,414	9.2%
CRE Securities
N-Star CDO bonds(5)	610,575	4.3%
N-Star CDO equity	152,284	1.1%
Other securities	109,411	0.8%
Total CRE securities	872,270	6.2%
Subtotal	12,759,269	90.0%
Assets underlying deconsolidated CRE Debt CDOs(6)	1,423,387	10.0%
Grand total	$14,182,656	100.0%
____________________________________________________________

(1)
Based on cost for real estate investments which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any, fair value for our investments (directly or indirectly in joint ventures) owning limited partnership interests in PE Investments and includes the deferred purchase price for PE Investment II, principal amount for our CRE debt and securities investments and amortized cost for N-Star CDO equity.

(2)
Includes a $273 million hotel portfolio, limited partnership interests in three real estate private equity funds purchased through a joint venture and a commitment to purchase a $406 million industrial portfolio.

(3)	Represents our investments in RXR Realty LLC, or RXR Realty, and Aerium Group, or Aerium.

(4)	Primarily relates to certain CRE debt investments accounted for as joint ventures.

(5)	Includes N-Star CDO bonds with a principal amount of $88 million related to CRE securities CDOs that are eliminated in consolidation.

(6)
Includes assets of deconsolidated CRE debt CDOs, referred to as N-Star CDOs. Based on the respective remittance report issued on date nearest to June 30, 2014. This amount excludes $678 million of aggregate N-Star CDO equity and N-Star CDO bonds included in CRE securities.

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

Real Estate
Overview
As part of our real estate strategy, we explore a variety of real estate investments. Opportunities to purchase real estate have been bolstered by attractive long-term, non-recourse, non mark-to-market financing available through CMBS and agency financing markets. Our portfolio is currently comprised of healthcare, manufactured housing communities, hotel, net lease and multifamily properties, other opportunistic real estate investments such as indirect interests in real estate through real estate private equity funds and strategic arrangements and partnerships, such as our recent strategic transaction with RXR Realty and Aerium. We also acquire healthcare and hotel property owned through structures permitted by RIDEA, where we participate directly in the operational cash flow of a property.  Our real estate equity investments that operate under the RIDEA structure generate resident and hotel guest related income from short-term residential agreements and incur customary related operating expenses.
Our Portfolio
As of June 30, 2014, $10.6 billion, or 74.6%, of our assets were invested directly in real estate properties and indirectly through our PE Investments and our interests in RXR Realty and Aerium.
The following table presents our direct investments in real estate properties as of June 30, 2014, adjusted for the Griffin-American merger and acquisitions and agreements to purchase through August 8, 2014 (refer to Recent Developments) (dollars in thousands):

Type	Number	Amount(1)(2)%		Net Cash Flow(3)
Healthcare
Assisted living facilities	103	$972,227	10.1%	$62,553
Skilled nursing facilities	63	660,015	6.9%	61,066
Medical office building	1	4,898	0.1%	397
Subtotal	167	1,637,140	17.1%	124,016
Manufactured housing communities	123	1,543,419	16.1%	106,557
Hotel	67	1,308,048	13.7%	93,605
Net lease
Industrial	39	406,266	4.2%	31,532
Office(4)	15	310,617	3.2%	24,967
Retail	10	64,503	0.7%	5,124
Subtotal	64	781,386	8.1%	61,623
Multifamily(5)	12	370,438	3.9%	21,711
Subtotal	433	5,640,431	58.9%	$407,512
Griffin-American	295	3,938,900	41.1%
Total	728	$9,579,331	100.0%
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $152 million related to net intangibles and other assets and liabilities. Additionally, includes $70 million of manufactured homes, $39 million of notes receivable and $137 million of escrows and other assets.

(2)	Includes a $273 million hotel portfolio and a commitment to acquire a $406 million industrial portfolio.

(3)
For healthcare net lease and all other net lease properties, represents contractual rent less operating expenses, excluding the effects of straight-line rent, annualized based on second quarter 2014 amounts. For healthcare RIDEA properties, represents annualized actual net operating income from acquisition date through June 30, 2014. For manufactured housing and multifamily properties, represents trailing twelve month actual rent less operating expenses for properties owned for trailing twelve months ended June 30, 2014 and annualized actual from acquisition date through June 30, 2014 for properties owned for less than twelve months. Manufactured housing also includes rent from pad sites and homes and interest from seller financing. For hotel properties, represents trailing twelve month net operating income.

(4)	Includes our interest in a joint venture that owns a net lease property of $27 million, which generated $2 million of net cash flow annualized based on second quarter 2014 amounts.

(5)
The multifamily portfolio represents the entire property in joint ventures that are consolidated, which includes an aggregate $26 million of joint venture partner interests. Also includes our interest in an unconsolidated joint venture that owns a multifamily property of $37 million, which generated $2 million of net cash flow.

Healthcare Properties
Our healthcare properties are typically net leased to third-party healthcare operators, with a focus on the mid-acuity senior housing sector which includes assisted living, skilled nursing and independent living facilities, which we believe have the most advantageous underlying demographic trends and fundamentals. In May 2014, we acquired a $1.1 billion healthcare real estate portfolio comprised of over 8,500 beds diversified across assisted living and skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. We acquired the portfolio through a joint venture with NorthStar Healthcare and an affiliate of Formation Capital, LLC, or the Formation Portfolio.

In addition, in August 2014 we agreed to acquire Griffin-American, a non-traded REIT focused on medical office buildings, senior housing and other healthcare-related facilities. Griffin-American’s diversified portfolio is comprised of 295 healthcare-related real estate properties which are predominantly medical office buildings (43%) and senior housing facilities (30%) in the United States and the United Kingdom. We believe our combined healthcare portfolio creates a best in class healthcare real estate portfolio with substantial size, stability and diversification. The merger with Griffin-American is expected to close in the fourth quarter of 2014.
As of June 30, 2014, $5.6 billion, or 39.3%, of our assets were invested in healthcare properties, comprised of 194 assisted living facilities (ALF), 146 medical office buildings (MOB), 108 skilled nursing facilities (SNF) and 14 hospitals including the pending merger with Griffin-American. As of June 30, 2014, the healthcare portfolio including the Griffin-American assets was 97% leased to third-party operators, with a weighted average lease coverage of 1.6x and a 9.1 year weighted average remaining lease term.
The following presents our healthcare portfolio’s diversity across property type, geographic location and type of net cash flow (dollars in millions):

	Total Portfolio	Healthcare by Property Type(3)
Number of facilities	462
Number of units/beds(1)	24,154
Net cash flow(2)	$124

Net cash flow related to:
Weighted average occupancy	97%
Weighted average lease coverage	1.6x
Weighted average lease term	9.1 years
___________________________________

(1)	Represents number of units for ALF/ILF property types and number of beds for SNF property types.

(2)
For net lease properties, represents contractual rent less operating expenses, excluding the effects of straight-line rent, annualized based on second quarter 2014 amounts. For RIDEA properties, represents annualized actual net operating income from acquisition date through June 30, 2014. This amount excludes net cash flow for the Griffin-American portfolio.

(3)	Based on net cash flow.
Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes and includes an inventory of manufactured homes. As of June 30, 2014, $1.5 billion, or 10.9%, of our assets were invested in manufactured housing communities. Our aggregate portfolio includes 123 communities in 12 states totaling approximately 29,000 pad rental sites. The aggregate portfolio also consists of approximately 3,400 homes on the sites with the remaining homes owned by the respective tenants. As of June 30, 2014, our manufactured housing communities were 87% occupied. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.

The following presents a summary of our manufactured housing communities portfolio (dollars in millions):

	Total Portfolio	Net Cash Flow by Geographic Location
Number of communities	123
Number of pad rental sites	29,038
Net cash flow(1)	$107

Net cash flow related to:
Pad rental sites	89.0%
Other	11.0%
Weighted average occupancy	87%
___________________________________________________________

(1)
Based on trailing twelve month actual rent less operating expenses for communities owned for the twelve months ended June 30, 2014 and annualized actual from acquisition date through June 30, 2014 for communities owned for less than twelve months. Also includes rent from pad sites and homes and interest from seller financing.

Hotel Portfolio
As of June 30, 2014, including our acquisition of a hotel portfolio in August 2014, $1.3 billion, or 9.2%, of our assets were invested in hotel properties. Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels located primarily in major metropolitan markets with the majority affiliated with top hotel brands. In June 2014, we acquired a $1.1 billion hotel portfolio consisting of 47 upscale extended stay hotels and premium branded select service hotels with approximately 6,100 rooms, or the Innkeepers Portfolio. The Innkeepers Portfolio is a geographically diverse, bi-coastal portfolio located primarily in top metropolitan markets, with the largest concentration of net operating income from hotels in California. 83% of the Innkeepers Portfolio is affiliated with Marriott International Inc. or Hilton Worldwide Holdings Inc. We acquired the Innkeepers Portfolio through a joint venture with Chatham Lodging Trust (NYSE: CLDT) by contributing $193 million for an approximate 90% ownership interest. In August 2014, we completed the purchase of a 20-hotel portfolio of select service hotels totaling approximately 1,900 rooms located in Texas, California, Louisiana and Oklahoma, or the Hotel Portfolio. We acquired the Hotel Portfolio through a joint venture with a third party for $273 million and contributed $52.5 million for a 97.5% ownership interest.
The following presents a summary of our hotel portfolio by brand and diversity across geographic location based on number of rooms:

Hotel by Brand	Hotel by Geographic Region

PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, which we refer to as fund interests. As of June 30, 2014, including our acquisition of private equity fund investments in July 2014 (PE Investment V), $845 million, or 6.0%, of our assets were invested in PE Investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.

The following table presents our indirect investment in real estate through PE Investments as of June 30, 2014, including our acquisition of PE Investment V in July 2014 (dollars in thousands):

	Portfolios	Amount(1)%
PE Investment I	1	$207,411	24.5%
PE Investment II	1	557,004	65.9%
Other PE Investments	3	81,037	9.6%
Total	5	$845,452	100.0%
___________________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.
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
PE Investment II paid $505 million to the seller for all of the fund interests, or 55% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $411 million, or 45% of the September 30, 2012 NAV, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. We funded all of our proportionate share of the Initial Amount at the initial closing. For the six months ended June 30, 2014, PE Investment II paid $2.4 million of the Deferred Amount, of which our share was $1.7 million. As of June 30, 2014, our share of the Deferred Amount was $286 million.
PE Investment II received all cash distributions from September 30, 2012 through the closing of each fund interest and is obligated to fund all capital contributions from September 30, 2012.
Other PE Investments
On December 31, 2013, we acquired our third portfolio of limited partnership interests in real estate private equity funds, or PE Investment III, with an aggregate reported NAV of approximately $80 million as of June 30, 2013.
On May 30, 2014, we purchased an interest in a real estate private equity fund for $8 million, or PE Investment IV, which represented a purchase price equal to 90.5% of the NAV as of December 31, 2013. We own an additional interest in the same real estate private equity fund through PE Investment I.
On July 1, 2014, we, through a joint venture, purchased a fund interest in three real estate private equity funds for $12 million, or PE Investment V, which represented a purchase price equal to 85% of the NAV as of September 30, 2013, prior to adjusting for distributions and contributions from such date.  We own an additional fund interest in one fund in PE Investment II.

Summary of PE Investments
The following tables present a summary of our PE Investments (dollars in millions):

PE Investment(1)	Number of Funds	Number of General Partners	Initial NAV	Closing NAV as a Percentage of Cost (2)	Reported NAV Growth (3)	Underlying Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I	49	26	$802.4	66.2%	20.6%	$24,200	49.0%	$14
PE Investment II	24	15	$910.0	73.5%	12.7%	$23,200	32.4%	$10
Other:
PE Investment III	8	4	$80.3	119.0%	6.6%	$3,200	51.1%	$1
PE Investment IV	1	1	$8.9	113.4%	(4.8)%	$500	46.6%	$—
PE Investment V	3	1	$23.0	57.8%	23.9%	$1,100	10.4%	$—
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of March 31, 2014, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported NAV.

(3)
The reported NAV growth is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV. The reported NAV growth for PE Investments owned for less than twelve months is annualized based on actual reported income from the Initial NAV through March 31, 2014.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of June 30, 2014.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (2)	Contributions	Net
PE Investment I
Quarter ended June 30, 2014	$14.1	$13.6	$27.7	$—	$27.7
February 15, 2013 to June 30, 2014 (1)	$81.4	$95.5	$176.9	$20.9	$156.0

PE Investment II
Quarter ended June 30, 2014	$13.3	$12.5	$25.8	$3.2	$22.6
July 3, 2013 to June 30, 2014 (1)	$55.3	$99.1	$154.4	$16.5	$137.9

Other PE Investments
Quarter ended June 30, 2014	$1.8	$6.9	$8.7	$0.1	$8.6
Various to June 30, 2014 (1)	$3.2	$15.9	$19.1	$0.5	$18.6
_______________________________________________________

(1)	Represents activity from the respective initial closing date through June 30, 2014.

(2)	Net of a $12 million reserve for taxes in the aggregate for all PE Investments.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of March 31, 2014:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.

Net Lease Properties
Our real estate that is net leased to corporate tenants is primarily comprised of office, industrial and retail properties. These net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance, capital and operating expenses arising from the use of the leased property generally leaving us, as owner, with minimal ongoing operational or expense obligations. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses and capital costs. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation. In May 2014, we committed to purchase an investment in an approximately $406 million, 6.3 million square foot industrial portfolio that is 100% net leased with a remaining weighted average lease term of over 12 years. This portfolio consists of 39 properties across 17 states with the largest concentration of net operating income from properties in California.  As part of this investment, we expect to have an approximate 50% ownership interest. We expect to close on this investment in the third quarter of 2014.
As of June 30, 2014, including our commitment to acquire an industrial portfolio in August 2014, $781 million, or 5.5%, of our assets were invested in 64 net lease properties, including one property with three buildings owned through an unconsolidated joint venture. As of June 30, 2014, our net lease properties total 8.8 million square feet and were 99% leased with a 8.4 year weighted average remaining lease term.
The following presents our net lease portfolio’s diversity across property type and geographic location based on net cash flow:

Net Lease by Property Type(1)	Net Lease by Geographic Location(1)

___________________________________________________________

(1)	Based on contractual rent less operating expenses, excluding the effects of straight-line rent, annualized based on second quarter 2014 amounts.
Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that we believe are best suited to capture the formation of new households. As of June 30, 2014, $370 million, or 2.6%, of our assets were invested in multifamily properties, including one property owned through an unconsolidated joint venture. As of June 30, 2014, our portfolio includes 12 properties in six states totaling approximately 4,500 rental units that were 93% occupied.

The following presents our multifamily portfolio’s diversity across geographic location based on net cash flow:

Multifamily by Geographic Location(1)

___________________________________________________________

(1)
Based on trailing twelve month actual rent less operating expenses for properties owned for the twelve months ended June 30, 2014 and annualized actual from acquisition date through June 30, 2014 for properties owned for less than twelve months.

Other Indirect Investments in Real Estate
RXR Realty
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. The investment includes an approximate 30% equity interest in RXR Realty.
Aerium
In June 2014, we acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties and is headquartered in Luxembourg with additional offices in London, Paris, Istanbul, Geneva, Düsseldorf and Bahrain. As of June 30, 2014, Aerium managed approximately €6.1 billion of real estate assets across 12 countries and employed over 180 professionals, some of whom provide services to NSAM following the spin-off.
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
Our Portfolio
As of June 30, 2014, $1.2 billion, or 8.6%, of assets were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs and other CRE debt accounted for as joint ventures. This portfolio consists of 39 loans with an average investment size of $31 million and weighted average extended maturity of 4.2 years. We directly originated approximately 94% of our current portfolio of CRE debt investments. The following table presents a summary of our CRE debt investments as of June 30, 2014 (dollars in thousands):

					Weighted Average(5)			Floating Rate as % of Principal Amount(5)
	Number(2)	Principal Amount	Carrying Value(3)	Allocation by Investment Type(4)	Fixed Rate	Spread Over LIBOR	Yield
Asset Type:
First mortgage loans	18	$538,762	$505,690	43.8%	13.21%	7.49%	11.26%	82.0%
Mezzanine loans	8	155,840	155,958	12.7%	13.44%	13.46%	13.81%	80.0%
Subordinate interests	9	302,728	310,549	24.7%	12.60%	12.33%	12.92%	27.1%
Term loans(1)	4	230,343	238,082	18.8%	12.45%	—	12.94%	—
Total/Weighted average	39	$1,227,673	$1,210,279	100.0%	12.68%	9.13%	12.31%	52.2%
____________________________________________________________

(1)	Term loans include one revolver of $25 million, of which $19 million is outstanding as of June 30, 2014.

(2)	Excludes amounts related to joint ventures and CRE debt underlying our CDOs.

(3)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $135 million for securitization financing transactions and $164 million for credit facilities. The remainder is unleveraged.

(4)	Based on principal amount.

(5)	Excludes three CRE debt investments with an aggregate principal amount of $27 million that were originated prior to 2008.

The following presents our $1.2 billion CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

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

In March 2014 and May 2014, N-Star CDOs V and III were deconsolidated from our consolidated balance sheets. Additionally, in 2013, our CRE debt CDOs were deconsolidated from our consolidated balance sheets. N-Star CDOs I and IX continue to be consolidated. Refer to “Liquidity and Capital Resources” for further discussion of our legacy CDO business.
Our CRE securities portfolio is predominately comprised of N-Star CDO bonds and N-Star CDO equity of our deconsolidated N-Star CDOs and includes other securities, mostly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invest in opportunistic CRE securities such as an investment in a “B-piece” CMBS.
The following table presents our interest in the N-Star CDOs as of June 30, 2014 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)	44	$610,575
N-Star CDO equity (3)	5	152,284
Total	49	$762,859
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity.

(2)	Includes eight N-Star CDO bonds with a principal amount of $88 million related to our securities CDOs that are eliminated in consolidation.

(3)	Represents our equity interests in the deconsolidated CRE debt N-Star CDOs.

Sources of Operating Revenues and Cash Flows
Subsequent to the spin-off of our asset management business, we primarily generate revenue from rental and other operating income from our real estate properties and net interest income on our CRE debt and securities portfolios. Additionally, we record equity in earnings of unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.
For financial information regarding our asset management segment prior to the spin-off, refer to Note 18. “Segment Reporting” in our accompanying consolidated financial statements included in Item 1. “Financial Statements.”
Profitability and Performance Metrics
We calculate several metrics to evaluate the profitability and performance of our business.

•	Cash available for distribution, or CAD (refer to “Non-GAAP Financial Measure—Cash Available for Distribution” for a description of this metric).

•	Credit losses are a measure of performance and can be used to compare the credit performance of our assets to our competitors and other finance companies.

•	Growth in total assets is a driver of our ability to grow our income.
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors beginning in 2012 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively, and industry experts are predicting approximately $90 billion of non-agency CMBS issuance in 2014. However, the pace of non-agency CMBS issuance is lower than initially expected with $41 billion issued in the first half of 2014 and industry experts have provided a revised estimate of $80 billion for 2014. To stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. This change in policy has led to and may continue in the future to result in an increase in interest rates on U.S. government and other sovereign government bonds as well as interest rates more generally. However, the U.S. Federal Reserve has indicated that it intends to keep short-term interest rates near zero while monitoring macroeconomic conditions, but there can be no assurance that these policies will remain unchanged.
Partly as a result of this stimulus, the commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels. However, a range of economic and political headwinds remain, including a moderate labor market recovery, legislative gridlock, potential conflict over budget deficits and the debt ceiling, the impact of the Affordable Care Act, uncertain U.S. Federal Reserve policy, concern with global market economies and strife, among other matters. We expect that this dynamic, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, will continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2017. While there is an increased supply of liquidity in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
As the capital markets began opening up in 2012, we began to again access the capital markets as evidenced by two securitization transactions it structured, securitizing $882 million of assets, one on behalf of NorthStar Income, with permanent, non-recourse, non-mark-to-market financing. The stimulus in the United States helped to increase demand for new CMBS, as described above, even though current new issue volume is still below historic levels, which has contributed to relatively balanced real estate fundamentals.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our commercial real estate equity, debt and securities investments could be negatively impacted by weak real estate markets and economic conditions. Weak economic conditions could reduce a tenant’s/operator’s/resident’s/guest’s ability to make rent payments in accordance with the contractual terms of the lease and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow is negatively affected as existing leases renew at lower rates and over longer periods of time, the decreased cash flow impacts the value of underlying properties and the borrowers’ ability to service their outstanding loans.
Our Strategy
Our primary business objectives are to invest in commercial real estate assets that we expect will generate attractive risk-adjusted returns and in turn will generate stable cash flow for distribution to our stockholders. We currently anticipate that most of our investment activity and uses of available cash liquidity will be focused on our businesses of acquiring real estate, originating or acquiring loans, as well as pursuing opportunistic CRE investments across our businesses, both in the United States and internationally. Opportunistic investments may include investing in real estate private equity funds, strategic joint ventures and repurchasing our CDO bonds at discounts to par.
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
In 2014 and 2013, we took advantage of improved market conditions in terms of both capital raising and investment activity. We issued $761 million of capital thus far in 2014 and a total of $1.9 billion of capital in 2013. In addition, as of June 30, 2014, we have two credit facilities with an aggregate of $240 million to finance the origination of CRE first mortgage loans. Additionally, in August 2014, we and certain of our subsidiaries entered into a revolving corporate credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three year term (refer to Recent Developments). In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into Securitization Financing Transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities.
We actively invested across our businesses in 2014. The following table presents our gross investments and equity invested, including commitments, through August 8, 2014 (excluding the pending merger with Griffin-American) (dollars in millions):

Investment	Number	Gross Investments	Invested Equity
Formation Portfolio(1)	80 properties	$1,061	$358
Hotel portfolios(2)	67 properties	1,328	245
Industrial portfolio(3)	39 properties	406	167
PE Investments	3 portfolios	120	108
CRE debt	6 loans	231	220
Aerium	1 joint venture	73	73
Manufactured housing	4 properties	55	38
N-Star CDO bonds	2 bonds	11	7
Total		$3,285	$1,216
____________________________________________________________

(1)	Represents properties held through a joint venture.

(2)	Represents two hotel portfolios held through joint ventures.

(3)	Represents a commitment to invest in a preferred and common equity investment in 39 industrial properties.

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
Borrowing levels for CRE investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our CRE debt investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread. We use secured term credit facilities to partially finance our CRE debt and securities investments. As of June 30, 2014, our credit facilities provide for an aggregate of up to $240 million to finance first mortgage loans and senior loan participations secured by commercial real estate. Additionally, in August 2014, we and certain of our subsidiaries entered into a revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three year term (refer to Recent Developments).
We, and on behalf of NorthStar Income, use securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments that were previously financed on credit facilities. In November 2012 and in August 2013, we and on behalf of NorthStar Income, entered into Securitization 2012-1 and Securitization 2013-1. As of June 30, 2014, we had $82 million issued as part of Securitization 2012-1 and $101 million outstanding with $139 million available borrowing under our credit facilities.
Historically, we used CDOs to finance legacy CRE debt and securities investments. We have been winding down our legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past. Refer to “Liquidity and Capital Resources” for a further discussion of our legacy CDO business.
Portfolio Management
Subsequent to the spin-off, NSAM will perform portfolio management on our behalf. The comprehensive portfolio management process generally includes day-to-day oversight by the portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/tenants/operators/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. With respect to our healthcare properties, we consider the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible asset impairment/loan loss reserves, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment.
The portfolio management process related to CRE debt and securities underlying our deconsolidated CDOs is limited to monitoring the CDO bonds and equity interests in such CDO financing transactions. A more detailed discussion of our CDO financing transactions and our delegation of collateral management rights for the deconsolidated N-Star CRE debt CDOs is provided in “Liquidity and Capital Resources.”

Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of NorthStar Realty Finance Corp. and its consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
We evaluate our CRE debt and securities, investments in unconsolidated ventures and securitization financing transactions, such as our CDOs and our liabilities to subsidiary trusts issuing preferred securities to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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
Investments in Unconsolidated Ventures
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
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We elected the fair value option for PE Investments, certain components of our investment in RXR Realty and our investment in Aerium. PE Investments are recorded as investments in private equity funds, at fair value. Investments in RXR Realty and Aerium are recorded in unconsolidated ventures on the consolidated balance sheets. We record the change in fair value for our share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Operating Real Estate
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as goodwill. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. We evaluate whether real estate acquired in connection with a REO constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. We have historically elected to apply the fair value option for our CRE securities investments. For those CRE securities for which the fair value option was elected, any unrealized gains (losses) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.
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
We generate operating income from healthcare and hotel properties under a RIDEA structure. Revenue related to healthcare properties include resident room and care charges and other resident charges. Revenue related to operating hotel properties primarily consists of room and food and beverage sales. Revenue is recognized when such services are provided, generally defined as the date upon which a guest occupies a room or uses the hotel services and is recorded in resident fee and hotel income in the consolidated statements of operations.
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
An allowance for a doubtful account for a tenant/operator receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenant/operator to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator/resident/guest credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
Real Estate Debt Investments
Loans are considered impaired when based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

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
Investments in Unconsolidated Ventures
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
In May 2014, the FASB issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  When it becomes effective on January 1, 2017, the accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  We are in the process of evaluating the impact, if any, of the update on our consolidated financial statements and related disclosures.

Results of Operations
Comparison of the Three Months Ended June 30, 2014 to June 30, 2013 (Dollars in Thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$75,867	$73,148	$2,719	3.7%
Interest expense on debt and securities	3,106	11,588	(8,482)	(73.2)%
Net interest income on debt and securities	72,761	61,560	11,201	18.2%
Other revenues
Rental and escalation income	78,776	64,253	14,523	22.6%
Resident fee and hotel income	37,586	—	37,586	NA
Other revenue	2,995	961	2,034	211.7%
Total other revenues	119,357	65,214	54,143	83.0%
Expenses
Other interest expense	44,880	34,344	10,536	30.7%
Real estate properties—operating expenses	51,671	18,069	33,602	186.0%
Other expenses	154	1,423	(1,269)	(89.2)%
Transaction costs	31,650	6,750	24,900	368.9%
Provision for loan losses, net	833	—	833	NA
General and administrative expenses
Salaries and related expense	17,392	6,075	11,317	186.3%
Equity-based compensation expense	7,879	1,970	5,909	299.9%
Other general and administrative expenses	3,580	4,341	(761)	(17.5)%
Total general and administrative expenses	28,851	12,386	16,465	132.9%
Depreciation and amortization	33,672	21,526	12,146	56.4%
Total expenses	191,711	94,498	97,213	102.9%
Income (loss) from operations	407	32,276	(31,869)	(98.7)%
Equity in earnings (losses) of unconsolidated ventures	31,380	15,119	16,261	107.6%
Unrealized gain (loss) on investments and other	(56,605)	(57,834)	1,229	(2.1)%
Realized gain (loss) on investments and other	(320)	12,133	(12,453)	(102.6)%
Gain (loss) from deconsolidation of N-Star CDOs	(34,778)	—	(34,778)	NA
Income (loss) from continuing operations	(59,916)	1,694	(61,610)	(3,637.0)%
Income (loss) from discontinued operations	(572)	(2,240)	1,668	(74.5)%
Net income (loss)	$(60,488)	$(546)	$(59,942)	10,978.4%
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

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Three Months Ended June 30,
	2014				2013
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,197,140	$40,781	13.63%		$1,847,314	$35,388	7.66%
CRE securities investments	1,104,180	35,086	12.71%		1,610,921	37,760	9.38%
	$2,301,320	75,867	13.19%		$3,458,235	73,148	8.46%
Interest-bearing liabilities:(1)
CDO bonds payable	$684,011	1,531	0.90%	(5)	$2,866,400	9,238	3.51%	(5)
Securitization bonds payable	82,370	664	3.22%		98,001	781	3.19%
Credit facilities	81,599	911	4.47%		97,312	1,426	5.86%
Secured term loan	—	—	—%		14,653	143	3.92%
	$847,980	3,106	1.47%		$3,076,366	11,588	3.58%
Net interest income		$72,761				$61,560
____________________________________________________________

(1)	Excludes $32.6 million and $217.0 million average carrying value of REO and investments in unconsolidated ventures, net of related financing as of June 30, 2014 and 2013, respectively.

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

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $4.0 million and $15.9 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively.

Interest income increased $2.7 million, primarily attributable to increased income related to CRE debt and securities investments ($29.0 million) and investments in deconsolidated N-Star CDO bonds and equity notes ($12.9 million), offset by decreased interest income on CRE debt and securities investments in the N-Star CDOs segment ($39.2 million).
Interest expense decreased $8.5 million, primarily attributable to the deconsolidation of N-Star CDO bonds payable ($7.4 million) and reduced interest on other borrowings in the CRE debt segment ($1.1 million).
Other Revenues
Rental and Escalation Income
Rental and escalation income increased $14.5 million, primarily attributable to new manufactured housing, multifamily and healthcare investments ($23.6 million) and higher income on our net lease and healthcare properties ($1.5 million) in our real estate segment, offset by lower income related to REOs that were deconsolidated in the N-Star CDO CRE debt segment ($10.6 million).
Resident Fee and Hotel Income
We generated resident fee and hotel income of $37.6 million in 2014 related to new acquisitions, including the Innkeepers Portfolio ($22.5 million) and the RIDEA portion of the Formation Portfolio ($15.1 million). We did not generate any resident fee and hotel income in 2013.
Other Revenue
Other revenue increased $2.0 million primarily due to increases in various fees such as administrative fees from our deconsolidated N-Star CDOs. These fees were previously eliminated in consolidation.

Expenses
Other Interest Expense
Other interest expense increased $10.5 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new property acquisitions in our real estate segment ($14.4 million) and interest expense on the new senior notes at the corporate level ($5.7 million), offset by lower interest expense from mortgage notes on REO that were deconsolidated in our N-Star CDO CRE debt segment ($3.2 million) and lower interest expense at the corporate level primarily due to conversions of exchangeable senior notes ($6.4 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $33.6 million, primarily attributable to new manufactured housing, multifamily, hotel and healthcare investments in our real estate segment ($38.5 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($4.9 million).
Other Expenses
Other expenses decreased $1.3 million related to decreased expense from N-Star debt CDOs that were deconsolidated in 2013 and were recorded as part of the N-Star CDO segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and restructuring charges related to existing investments. For the three months ended June 30, 2014, transaction costs of $31.7 million primarily related to our acquisition of the Innkeepers Portfolio ($19.7 million), the investment in Aerium ($3.6 million) and other real estate acquisitions in our real estate segment ($8.4 million). For the three months ended June 30, 2013, transaction costs of $6.8 million related to our acquisition of PE Investment II and our acquisition of real estate properties in our real estate segment.
Provision for Loan Losses, Net
Provision for loan losses, net on our CRE debt investments related to an existing first mortgage loan.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer, which is part of our asset management segment that was spun off effective June 30, 2014.
General and administrative expenses increased $16.5 million primarily attributable to the following:
Salaries and related expense increased $11.3 million primarily due to higher staffing to accommodate our new business activities, offset by an allocation of costs related to the NSAM Sponsored Companies.
Equity-based compensation expense increased $5.9 million related to the issuance of Deferred LTIP Units, equity compensation for the 2013 long-term incentive plan and equity compensation issued by NSAM in connection with the spin-off.
Other general and administrative expenses decreased $0.8 million at the corporate level primarily due to lower legal fees related to general corporate work.
Depreciation and Amortization
Depreciation and amortization expense increased $12.1 million, primarily related to new acquisitions in our real estate segment ($16.8 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($4.7 million).
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $16.3 million, primarily attributable to increased earnings from PE Investments ($14.8 million) and the investment in RXR Realty ($1.5 million), all in our real estate segment.

Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. Any change in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments on interest rate swaps is primarily part of our N-Star CDO segments while any change in fair value and net cash payments on interest rate swaps related to junior subordinated notes are at the corporate level. The following table presents a summary of unrealized gain (loss) on investments and other for the three months ended June 30, 2014 and 2013 (dollars in thousands):

		Three Months Ended June 30, 2014					Three Months Ended June 30, 2013
			N-Star CDOs					N-Star CDOs
	CRE Debt	CRE Securities	CRE Securities	Corporate	Total	CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$—	$(6,724)	$873	$—	$(5,851)	$—	$(2,570)	$16,111	$12,244	$—	$25,785
CDO bonds payable, at fair value	—	—	(38,418)	—	(38,418)	—	—	(44,643)	(32,501)	—	(77,144)
Junior subordinated notes, at fair value	—	—	—	(8,245)	(8,245)	—	—	—	—	(13,824)	(13,824)
Derivative liabilities, at fair value	—	—	275	—	275	—	—	10,849	11,591	—	22,440
Other(1)	(411)	—	—	—	(411)	829	—	—	—	—	829
Net cash payments on interest rate swaps	—	—	(3,955)	—	(3,955)	—	—	(3,352)	(12,568)	—	(15,920)
Total unrealized gain (loss) on investments and other	$(411)	$(6,724)	$(41,225)	$(8,245)	$(56,605)	$829	$(2,570)	$(21,035)	$(21,234)	$(13,824)	$(57,834)
__________________________________________________________
(1) Represents foreign currency remeasurement on an investment denominated in Euros.
Realized Gain (Loss) on Investments and Other
Realized losses of $0.3 million for the three months ended June 30, 2014 primarily related to losses on exchangeable senior notes ($6.8 million) in the corporate segment, loss on the sale of manufactured homes ($1.0 million) in the real estate segment, offset by net gains from the sale of CRE securities investments ($0.9 million) in the CRE securities segment and net realized gains from the sale of timeshare units ($0.2 million) in our real estate segment. The remaining change related to the N-Star CDO CRE securities segment and primarily included gains related to certain CRE securities investments ($6.4 million).
Realized gains of $12.1 million for the three months ended June 30, 2013 primarily related to net realized gains from the sale of timeshare units ($7.8 million), gains from the sale of manufactured homes ($0.4 million) both in our real estate segment. The remaining change related to the N-Star CDO segments and primarily included net realized gains from the sale of CRE debt and securities investments ($0.8 million), gain from the liquidation of N-Star CDO II ($7.3 million), offset by losses related to certain CRE securities investments ($4.3 million).
Gain (Loss) from Deconsolidation of N-Star CDOs
The loss of $34.8 million related to the deconsolidation of N-Star CDO III, which was predominately due to the reversal of prior unrealized gains on CDO bonds payable recorded in prior periods due to the election of the fair value option. There was no gain (loss) from deconsolidation recorded for the three months ended June 30, 2013.
Income (Loss) from Discontinued Operations
The following table presents the consolidated statements of discontinued operations and excludes the effect of any fees that NSAM will earn in connection with the management agreement with us (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
NSAM
Total revenues	$32,675	$38,591	$(5,916)	(15.3)%
Total expenses	32,994	40,939	(7,945)	(19.4)%
NSAM income (loss) in discontinued operations	(319)	(2,348)	2,029	(86.4)%
Income (loss) from operating real estate discontinued operations	(253)	108	(361)	(334.3)%
Total income (loss) from discontinued operations	$(572)	$(2,240)	$1,668	(74.5)%

The decrease in total revenues of $5.9 million is primarily attributable to a decrease of $13.2 million in commission income attributable to completing the offering of NorthStar Income on July 1, 2013 and commencing selling in NorthStar Healthcare and NorthStar Income II at the end of the third quarter 2013, offset by an increase of $7.3 million in fees from managing the NSAM Sponsored Companies.
The decrease in expenses of $7.9 million is primarily attributable to a decrease of $11.4 million in commission expense corresponding with the decreased commission income, offset by a net increase of $3.5 million related to the allocation of general and administrative expenses associated with our historical asset management business including salaries, equity-based compensation and other general and administrative expenses.
Income (loss) from operating real estate in discontinued operations primarily represents the operations of five healthcare properties classified as held for sale or sold in our real estate segment.
Comparison of the Six Months Ended June 30, 2014 to June 30, 2013 (Dollars in Thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Net interest income
Interest income	$154,546	$143,483	$11,063	7.7%
Interest expense on debt and securities	6,389	22,985	(16,596)	(72.2)%
Net interest income on debt and securities	148,157	120,498	27,659	23.0%
Other revenues
Rental and escalation income	147,201	102,189	45,012	44.0%
Resident fee and hotel income	37,586	—	37,586	NA
Other revenue	5,479	1,306	4,173	319.5%
Total other revenues	190,266	103,495	86,771	83.8%
Expenses
Other interest expense	83,913	60,124	23,789	39.6%
Real estate properties—operating expenses	73,629	26,734	46,895	175.4%
Other expenses	930	2,659	(1,729)	(65.0)%
Transaction costs	39,760	10,503	29,257	278.6%
Provision for loan losses, net	2,719	2,336	383	16.4%
General and administrative expenses
Salaries and related expense	20,720	12,894	7,826	60.7%
Equity-based compensation expense	11,784	6,688	5,096	76.2%
Other general and administrative expenses	8,102	7,863	239	3.0%
Total general and administrative expenses	40,606	27,445	13,161	48.0%
Depreciation and amortization	60,721	36,231	24,490	67.6%
Total expenses	302,278	166,032	136,246	82.1%
Income (loss) from operations	36,145	57,961	(21,816)	(37.6)%
Equity in earnings (losses) of unconsolidated ventures	63,172	23,432	39,740	169.6%
Unrealized gain (loss) on investments and other	(198,945)	(45,978)	(152,967)	332.7%
Realized gain (loss) on investments and other	(45,832)	17,944	(63,776)	(355.4)%
Gain (loss) from deconsolidation of N-Star CDOs	(31,423)	—	(31,423)	NA
Income (loss) from continuing operations	(176,883)	53,359	(230,242)	(431.5)%
Income (loss) from discontinued operations	(6,711)	(4,209)	(2,502)	59.4%
Net income (loss)	$(183,594)	$49,150	$(232,744)	(473.5)%
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

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Six Months Ended June 30,
	2014				2013
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,141,786	$75,899	13.29%		$1,842,286	$66,154	7.18%
CRE securities investments	1,192,050	78,647	13.20%		1,671,642	77,329	9.25%
	$2,333,836	154,546	13.24%		$3,513,928	143,483	8.17%
Interest-bearing liabilities:(1)
CDO bonds payable	$779,413	3,344	2.59%	(5)	$2,976,807	19,029	3.47%	(5)
Securitization bonds payable	82,360	1,366	3.32%		98,002	1,582	3.23%
Credit facilities	77,745	1,679	4.32%		85,237	2,090	4.90%
Secured term loan	—	—	—%		14,656	284	3.88%
	$939,518	6,389	3.64%		$3,174,702	22,985	3.51%
Net interest income		$148,157				$120,498
____________________________________________________________

(1)	Excludes $34.0 million and $203.2 million average carrying value of REO and investments in unconsolidated ventures, net of related financing as of June 30, 2014 and 2013, respectively.

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

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $10.7 million and $32.7 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended June 30, 2014 and 2013, respectively.

Interest income increased $11.1 million, primarily attributable to increased income related to CRE debt and securities investments ($56.9 million) and investments in deconsolidated N-Star CDO bonds and equity notes ($26.7 million), offset by decreased interest income on CRE debt and securities investments in the N-Star CDOs segment ($72.5 million).
Interest expense decreased $16.6 million, primarily attributable to the deconsolidation of N-Star CDO bonds payable ($15.0 million) and reduced interest on other borrowings in the CRE debt segment ($1.6 million).
Other Revenues
Rental and Escalation Income
Rental and escalation income increased $45.0 million, primarily attributable to new manufactured housing, multifamily and healthcare investments ($62.5 million) and higher income on our net lease and healthcare properties ($3.1 million) in our real estate segment, offset by lower income related to REOs that were deconsolidated in the N-Star CDO CRE debt segment ($20.6 million).
Resident Fee and Hotel Income
We generated resident fee and hotel income of $37.6 million in 2014 related to new acquisitions, including the Innkeepers Portfolio ($22.5 million) and the RIDEA portion of the Formation Portfolio ($15.1 million). We did not generate any resident fee and hotel income in 2013.
Other Revenue
Other revenue increased $4.2 million primarily due to increases in various fees such as administrative fees from our deconsolidated N-Star CDOs. These fees were previously eliminated in consolidation.

Expenses
Other Interest Expense
Other interest expense increased $23.8 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new property acquisitions in our real estate segment ($29.8 million), offset by lower interest expense from mortgage notes on REO that were deconsolidated in our N-Star CDO CRE debt segment ($6.0 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $46.9 million, primarily attributable to new manufactured housing, multifamily, hotel and healthcare investments in our real estate segment ($56.7 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($9.8 million).
Other Expenses
Other expenses decreased $1.7 million related to decreased expense from N-Star debt CDOs that were deconsolidated in 2013 and were recorded as part of the N-Star CDO segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and restructuring charges related to existing investments. For the six months ended June 30, 2014, transaction costs of $39.8 million primarily related to our acquisition of the Innkeepers Portfolio ($19.7 million), the Formation Portfolio ($7.5 million), the investment in Aerium ($3.6 million) and other real estate acquisitions in our real estate segment ($9.0 million). For the six months ended June 30, 2013, transaction costs of $10.5 million related to our acquisition of PE Investment I and II and our acquisition of real estate properties in our real estate segment.
Provision for Loan Losses, Net
Provision for loan losses, net on our CRE debt investments increased $0.4 million. For the six months ended June 30, 2014, provision for loan losses, net of $2.7 million related to a provision for loan loss for an existing mezzanine loan and an existing first mortgage loan. For the six months ended June 30, 2013, provision for loan losses, net of $2.3 million related to a provision for loan loss for a mezzanine loan ($6.3 million), offset by a reversal of provision for loan loss for a mezzanine loan for which we contemporaneously took title to the collateral ($4.0 million).
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer, which is part of our asset management segment that was spun off effective June 30, 2014.
General and administrative expenses increased $13.2 million primarily attributable to the following:
Salaries and related expense increased $7.8 million primarily due to higher staffing to accommodate our new business activities, offset by an allocation of costs related to the NSAM Sponsored Companies.
Equity-based compensation expense increased $5.1 million related to the issuance of Deferred LTIP Units, equity compensation for the 2013 long-term incentive plan and equity compensation issued by NSAM in connection with the spin-off.
Other general and administrative expenses increased $0.2 million at the corporate level primarily due to increased legal fees related to general corporate work, offset by the allocation of costs to the NSAM Sponsored Companies.
Depreciation and Amortization
Depreciation and amortization expense increased $24.5 million, primarily related to new acquisitions in our real estate segment ($34.3 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($9.8 million).
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $39.7 million, primarily attributable to increased earnings from PE Investments ($35.3 million), the investment in RXR Realty ($3.0 million) and earnings from equity investments in our CRE debt segment ($2.0 million), offset by equity in losses of $0.5 million related to investments in our real estate segment.

Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. Any change in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments on interest rate swaps is primarily part of our N-Star CDO segments while any change in fair value and net cash payments on interest rate swaps related to junior subordinated notes are at the corporate level. The following table presents a summary of unrealized gain (loss) on investments and other for the six months ended June 30, 2014 and 2013 (dollars in thousands):

		Six Months Ended June 30, 2014					Six Months Ended June 30, 2013
			N-Star CDOs					N-Star CDOs
	CRE Debt	CRE Securities	CRE Securities	Corporate	Total	CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$—	$(7,498)	$17,840	$—	$10,342	$—	$(1,858)	$44,715	$79,411	$—	$122,268
CDO bonds payable, at fair value	—	—	(181,779)	—	(181,779)	—	—	(77,944)	(71,485)	—	(149,429)
Junior subordinated notes, at fair value	—	—	—	(20,242)	(20,242)	—	—	—	—	(23,444)	(23,444)
Derivative liabilities, at fair value	—	—	4,228	—	4,228	—	—	17,597	20,604	—	38,201
Other(1)	(800)	—	—	—	(800)	(900)	—	—	—	—	(900)
Net cash payments on interest rate swaps	—	—	(10,694)	—	(10,694)	—	—	(6,535)	(26,139)	—	(32,674)
Total unrealized gain (loss) on investments and other	$(800)	$(7,498)	$(170,405)	$(20,242)	$(198,945)	$(900)	$(1,858)	$(22,167)	$2,391	$(23,444)	$(45,978)
___________________________________________________________
(1) Represents foreign currency remeasurement on an investment denominated in Euros.
Realized Gain (Loss) on Investments and Other
Realized losses of $45.8 million for the six months ended June 30, 2014 primarily related to losses on exchangeable senior notes ($44.7 million) in our corporate segment, loss on the sale of manufactured homes ($4.5 million) in the real estate segment, offset by net gains from the sale of CRE securities investments ($4.3 million) in the CRE securities segment and net realized gains from the sale of timeshare units ($0.5 million) in our real estate segment. The remaining change related to the N-Star CDO CRE securities segment and primarily included losses related to certain CRE securities investments ($1.5 million).
Realized gains of $17.9 million for the six months ended June 30, 2013 primarily related to net realized gains from the sale of timeshare units ($11.7 million), gains from the sale of manufactured homes ($0.5 million) both in our real estate segment and gains related to certain CRE securities investments ($0.5 million) in the CRE securities segment. The remaining change related to the N-Star CDO segments and primarily included net realized gains from the sale of CRE debt and securities investments ($5.3 million), gain from the liquidation of N-Star CDO II ($7.3 million), offset by losses on the repurchases of CDO bonds ($2.4 million) and losses related to certain CRE securities investments ($4.9 million).
Gain (Loss) from Deconsolidation of N-Star CDOs
The loss of $31.4 million related to the deconsolidation of N-Star CDOs III and V in 2014, which was predominately due to the reversal of prior unrealized gains on CDO bonds payable recorded in prior periods due to the election of the fair value option. There was no gain (loss) from deconsolidation recorded for the six months ended June 30, 2013.

Income (Loss) from Discontinued Operations
The following table presents the consolidated statements of discontinued operations and excludes the effect of any fees that NSAM will earn in connection with the management agreement with us (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
NSAM
Total revenues	$56,013	$60,146	$(4,133)	(6.9)%
Total expenses	62,087	64,623	(2,536)	(3.9)%
NSAM income (loss) in discontinued operations	(6,074)	(4,477)	(1,597)	35.7%
Income (loss) from operating real estate discontinued operations	(637)	268	(905)	(337.7)%
Total income (loss) from discontinued operations	$(6,711)	$(4,209)	$(2,502)	59.4%
The decrease in total revenues of $4.1 million is primarily attributable to a decrease of $15.7 million in commission income attributable to completing the offering of NorthStar Income on July 1, 2013 and commencing selling in NorthStar Healthcare and NorthStar Income II at the end of the third quarter 2013, offset by an increase of $11.5 million in fees from managing the NSAM Sponsored Companies.
The decrease in expenses of $2.5 million is primarily attributable to a decrease of $13.2 million in commission expense corresponding with the decreased commission income, offset by an increase of $10.7 million primarily due to compensation from higher staffing levels to accommodate growth in our historical asset management related business activities net of the allocation of costs to the NSAM Sponsored Companies.
Income (loss) from operating real estate in discontinued operations primarily represents the operations of five healthcare properties classified as held for sale or sold in our real estate segment.
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
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of August 5, 2014 was approximately $282 million.

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
Senior Notes and Exchangeable Senior Notes
In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481 million principal amount of senior notes due September 30, 2014, or the Senior Notes. The Senior Notes are our senior unsecured obligations. The Senior Notes may be redeemed in whole or in part with not less than ten or more than 60 days notice. At the stated maturity date, the Senior Notes may be settled in cash or our common stock at our option. In connection with this exchange, we recorded a loss of $22 million in realized gain (loss) on investments and other in the consolidated statements of operations.
In January 2014, $10 million principal amount of the 8.875% exchangeable senior notes were exchanged for 0.8 million shares of common stock and $137 million principal amount of the 5.375% exchangeable senior notes were exchanged for 7.0 million shares of common stock. In April 2014, $54 million principal amount of the 5.375% exchangeable senior notes were exchanged for 2.8 million shares of common stock. These amounts were adjusted for the Reverse Split. In connection with these conversions, we recorded an aggregate loss of $45 million in realized gain (loss) on investments and other in the consolidated statements of operations for the six months ended June 30, 2014.
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
N-Star CDO Equity
Substantially all of our N-Star CDO equity is invested in our CRE debt CDOs which currently have large OC cushions compared to our CRE securities CDOs. In fact, our CRE debt CDOs have distributed regular cash flow since their inception. Currently, all of our CRE debt CDOs are in compliance with their OC and IC tests. Currently, two CRE securities CDOs (N-Star CDOs II and VII) have been liquidated and two have been deconsolidated (N-Star CDOs III and V). One of the remaining two CRE securities CDOs (N-Star CDO I) is out of compliance with its respective OC test. We historically consolidated these CDO financing transactions under U.S. GAAP. More recently, we have been winding down our legacy CDO business resulting in liquidation and deconsolidation of certain of our N-Star CDOs.
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
In May 2014, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of N-Star CDO III due to the ability of a single party to remove us as collateral manager as a result of an existing event of default. As a result, N-Star CDO III was deconsolidated in May 2014.
N-Star CDOs I and IX continue to be consolidated.
The following table presents our deconsolidated N-Star CRE debt CDOs as of June 30, 2014 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of June 30, 2014(1)
Assets, principal amount	$285,797	$367,365	$860,517	$138,798		$724,201		$2,376,678
CDO bonds, principal amount(2)	172,447	297,561	675,217	124,715		652,681		1,922,621
Net assets	$113,350	$69,804	$185,300	$14,083		$71,520		$454,057

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$715	$1,050	$2,894	$722		$3,764		$9,145
Collateral management and other fees	199	348	755	68		333		1,703
Interest coverage cushion(1)	695	2,780	3,728	389		4,567
Overcollateralization cushion(1)	56,355	34,183	109,903	9,653		86,509
At offering	19,808	17,412	42,193	5,987	(4)	(151,595)	(5)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to June 30, 2014.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(5)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of all CRE debt in N-Star CDOs based on principal amount:

CRE Debt in N-Star CDOs by Property Type	CRE Debt in N-Star CDOs by Geographic Location

The following table presents our CRE securities CDO financing transactions as of June 30, 2014, all of which are consolidated on our balance sheets (dollars in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star IX Feb-07	Total
Balance sheet as of June 30, 2014(1)
Assets, principal amount	$62,899	$890,506	$953,405
CDO bonds, principal amount(2)	62,633	665,086	727,719
Net assets	$266	$225,420	$225,686

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$—	$2,060	$2,060
Collateral management and other fees	20	664	$684
Interest coverage cushion(1)	NEG	2,869
Overcollateralization cushion(1)	NEG	4,303
At offering	8,687	24,516
____________________________________________________________

(1)	Based on remittance report issued on date nearest to June 30, 2014.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.
Repurchased N-Star CDO Bonds
The following table presents our N-Star CDO bonds owned as of June 30, 2014 (dollars in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$63,472
AA through BBB	386,656
Below investment grade	160,447
Total(2)(3)	$610,575
Weighted average original credit rating of repurchased N-Star CDO bonds	A / A2
Weighted average purchase price of repurchased N-Star CDO bonds	33%
____________________________________________________________

(1)	Represents the maximum amount of principal proceeds that could be received. There is no assurance we will receive the maximum amount of principal proceeds.

(2)	Unencumbered N-Star CDO bonds are owned by us, of which $477 million were repurchased at a discount to par.

(3)	$88 million are eliminated in our consolidated financial statements.

Repurchased N-Star CDO bonds that are consolidated are not presented as an investment but rather are eliminated in our consolidated financial statements and, as a result, the interest and realization of any discount will generally not be recorded as income in our consolidated statements of operations under U.S. GAAP. These amounts are recorded as inter-segment revenues and expense as disclosed in Note 18. “Segment Reporting” in Item 1. “Financial Statements.” We generate cash flow in future periods through the interest paid on these bonds, as well as realize (in cash) the discount if and when the bonds repay.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2014	2013
Operating activities	$144,552	$99,500
Investing activities	(1,611,444)	(1,387,542)
Financing activities	1,283,051	1,373,725
Net increase (decrease) in cash and cash equivalents	$(183,841)	$85,683
Six Months Ended June 30, 2014 Compared to June 30, 2013
Net cash provided by operating activities was $145 million for the six months ended June 30, 2014 compared to $100 million for the six months ended June 30, 2013. The increase was primarily due to increased income from new investment activity.
Net cash used in investing activities was $1.6 billion for the six months ended June 30, 2014 compared to $1.4 billion for the six months ended June 30, 2013. The increase in net cash used was primarily due to an increase in new investment activity in the first half of 2014.
Net cash provided by financing activities was $1.3 billion for the six months ended June 30, 2014 compared to net cash provided by financing activities of $1.4 billion for the six months ended June 30, 2013. The primary cash inflows for the six months ended June 30, 2014 was $761 million of net new capital, $880 million of net new borrowings and $18 million of net contributions from non-controlling interests, offset by $205 million for the payment of dividends (common and preferred), $119 million distributed to NSAM in connection with the spin-off and $34 million for the repayment of CDO bonds. The primary cash inflows for the six months ended June 30, 2013 was $740 million of net new capital and $1.1 billion of net new borrowings, offset by $305 million for net repurchase/repayment of CDO bonds, $10 million for net swap activities and $98 million for the payment of dividends (common and preferred).
Contractual Obligations and Commitments
For the six months ended June 30, 2014, we had all of the material contractual obligations and commitments referred to in our annual report on Form 10-K for the year ended December 31, 2013, except for the following material contractual obligations that we entered into during the six months ended June 30, 2014:

•
NSAM Management Agreement - We entered into a management contract with NSAM for an initial term of 20 years. Refer to Note 10. “Related Party Arrangements” in Item 1. “Financial Statements” for a further discussion.

•
Senior Notes - In March 2014, $172.5 million principal amount of the 7.50% exchangeable senior notes were exchanged for $481.1 million principal amount of Senior Notes due September 30, 2014. Refer to Note 9. “Borrowings” in Item 1. “Financial Statements” for a further discussion.

•
Mortgage and Other Notes Payable - We obtained mortgage financing on the newly acquired Formation Portfolio and and Innkeepers Portfolio. Refer to Note 9. “Borrowings” in Item 1. “Financial Statements” for a further discussion.

In connection with the spin-off, operating leases of our New York, New York, Dallas, Texas, Englewood, Colorado, Los Angeles, California and Bethesda, Maryland offices were transferred to affiliates of NSAM and no longer are obligations of ours.
Off-Balance Sheet Arrangements
As of June 30, 2014, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 3. “Variable Interest Entities” in Item 1. “Financial Statements” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.

Additionally, we have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 6. “Investments in Private Equity Funds” and Note 7. “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the spin-off of our asset management business, we entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for our day-to-day operations, subject to the supervision of our board of directors. Through its global network of subsidiaries and branch offices, NSAM will perform services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to us and our subsidiaries.
Effective June 30, 2014, we will pay an annualized base management fee to NSAM of $148 million. This fee will increase subsequent to June 30, 2014 by 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by us;

•	equity issued by us in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by us of common equity, preferred equity or other forms of equity, including but not limited to our units in an operating partnership (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•	our cumulative CAD in excess of cumulative distributions paid on our common stock, LTIP units or other equity awards beginning the first full calendar quarter after completion of the spin-off.
Additionally, the Company’s equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
In addition, NSAM is entitled to an incentive fee, calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.39 per share but less than $0.45 per share; plus

•
the product of: (a) 25% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is equal to or in excess of $0.45 per share;

•	multiplied by our weighted average shares outstanding for the calendar quarter.
NSAM may also earn an incentive fee from our healthcare investments in connection with NSAM’s Healthcare Strategic Partnership (refer to below).
Weighted average shares represents the number of shares of our common stock, LTIP units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all issuances shall be allocated on a daily weighted average basis during the fiscal quarter of issuances.
Furthermore, if we were to spin-off any asset or business in the future, such entity would be managed by NSAM on terms substantially similar to those set forth in the management agreement between us and NSAM. The management agreement further provides that the aggregate base management fee in place immediately after the spin-off will not be less than our aggregate base management fee in place immediately prior to the spin-off.
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition to our costs and expenses, following the Distribution, we shall reimburse NSAM for additional costs and expenses incurred by NSAM for an amount not to exceed the following: (i) 20% of the combined total of: (a) our general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and

(4) any allocation of expenses from us, or NorthStar Realty G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM, less (ii) the NorthStar Realty G&A.
Investment Opportunities
Under the management agreement, we agreed to make available to NSAM for the benefit of NSAM and its managed companies, including us, all investment opportunities that we source. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including us, and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, we will be entitled to fair and reasonable compensation for our services in connection with any loan origination opportunities sourced by us, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate.
NSAM will provide services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to us as it relates to our loan origination business for CRE debt.
Credit Agreement
In connection with the Distribution, we entered into a revolving credit agreement with NSAM pursuant to which we will make available to NSAM, on an “as available basis,” up to $250 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may also use the proceeds to acquire assets on behalf of its managed companies, including us, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM will be dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In addition, the partnership is expected to focus on raising institutional capital for funds expected to be managed by NSAM. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs (refer to Note 12. “Equity-Based Compensation” in Item 1. “Financial Statements”. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us.
NSAM Sponsored Companies
Prior to the spin-off of our asset management business, we had agreements with each of the NSAM Sponsored Companies to manage their day-to-day operations, including identifying, originating and acquiring investments on their behalf and earning fees for our services. For the six months ended June 30, 2014, we earned $22 million of fees related to these agreements, which are recorded in discontinued operations in the consolidated statements of operations. In addition, we were entitled to certain expense allocations for costs paid on behalf of the NSAM Sponsored Companies. For the six months ended June 30, 2014, we received $14 million of reimbursement from the NSAM Sponsored Companies.
We committed to purchase up to $10.0 million in shares of each of NSAM’s Sponsored Companies’ common stock during the two year period from when each offering was declared effective, in the event that NSAM Sponsored Companies’ distributions to its stockholders, on a quarterly basis, exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In addition, we will commit up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year. With respect to this commitment, we purchased the following shares in the NSAM Sponsored Companies:

•
NorthStar Income - We purchased an aggregate 645,847 shares of NorthStar Income’s common stock for $5.8 million from inception of NorthStar Income through the expiration of this commitment on July 19, 2013.

•
NorthStar Healthcare - We purchased an aggregate 265,330 shares of NorthStar Healthcare’s common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2 million. The commitment to NorthStar Healthcare ends in August 2015, unless extended at our discretion.

•
NorthStar Income II - We purchased an aggregate 269,937 shares of NorthStar Income II’s common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2 million. The commitment to NorthStar Income II ends in May 2015, unless extended at our discretion.

On June 26, 2014, NorthStar/RXR New York Metro Income, Inc., NorthStar/RXR New York Metro, confidentially submitted Amendment 1 to its registration statement on Form S-11 to the SEC seeking to raise up to $2 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by NSAM and RXR Realty. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York City metropolitan area. The distribution support agreement related to NorthStar/RXR New York Metro is expected to be an obligation of both us and RXR Realty, where each is expected to agree to purchase up to an aggregate of $10 million in Class A common stock during the two-year period following commencement of the offering, with us and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
In January 2014, we sold a $9.0 million pari passu participation in a first mortgage loan at cost originated by us to NorthStar Income II. Additionally, in April 2014, we sold a $5 million pari passu participation in a first mortgage loan at cost to NorthStar Income II. Such sales were approved by the independent board of directors of NorthStar Income II.
NorthStar Securities
Prior to the spin-off of our asset management business, we earned selling commissions and dealer manager fees for selling equity in the NSAM Sponsored Companies through NorthStar Securities and paid commission expense to participating broker-dealers with whom NorthStar Securities has selling agreements and commissions to employees of NorthStar Securities. For the six months ended June 30, 2014, commission expense was $32 million, of which $4 million related to employees of NorthStar Securities. These amounts are recorded in discontinued operations in the consolidated statements of operations.
N-Star CDOs
We earn collateral management fees from the N-Star CDOs primarily for administrative services. For the six months ended June 30, 2014, we earned $3 million in fee income, of which $1 million eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by us.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity. For the six months ended June 30, 2014, we earned an aggregate $31 million of interest income from such investments in deconsolidated N-Star CDOs.
Legacy Commercial
We are in the process of making a $30 million investment in the form of senior debt, preferred equity and common equity (collectively referred to as the Legacy Investment) into Legacy Partners Commercial, LLC, or Legacy Commercial, and certain new entities affiliated with Legacy Commercial (collectively referred to as the Legacy Commercial Entities). C. Preston Butcher, currently one of our directors, holds certain preferred and other significant interests in Legacy Commercial and is the chairman of the board of directors and chief executive officer of Legacy Commercial. $15 million of the proceeds from the Legacy Investment will be used by the Legacy Commercial Entities for future investments, subject to certain approval rights held by us and $15 million of the proceeds of the Legacy Investment will be used by the Legacy Commercial Entities to redeem the majority of the interests held by Mr. Butcher and a family limited partnership controlled by Mr. Butcher in the Legacy Commercial Entities. The Legacy Investment will be made on a pari passu basis with the investment held by two remaining partners in Legacy Commercial, Mr. Butcher and certain employees of Legacy Commercial. Upon consummation of the transaction, we will own 75% of the senior debt and preferred equity and 40% of the common equity issued by the applicable Legacy Commercial Entities. Mr. Butcher and a family limited partnership controlled by Mr. Butcher will receive total consideration of $30 million, of which $15 million will be in the form of a cash distribution from the Legacy Commercial Entities and $15 million will be funded from the Legacy Investment upon closing. Upon consummation of the foregoing transactions, Mr. Butcher will retain a 15% indirect interest in the senior debt and 15% indirect interest in the preferred equity issued by the applicable Legacy Commercial Entities. In addition, a family limited partnership controlled by Mr. Butcher will indirectly own 10% of the common equity issued by the applicable Legacy Commercial Entities. The transaction also contemplates up to an additional $10 million in future preferred investments from us for additional real estate investments, subject to our approval. In connection with the closing of the transaction, Mr. Butcher will step down as chairman and chief executive officer of Legacy Commercial and will retain no ongoing voting or decision making rights. Subject to certain approval rights held by us, Mr. Butcher will be hired as an employee of a Legacy Commercial Entity and Legacy Commercial will be controlled by the two remaining principals going forward. Mr. Butcher will retain his ownership interests in Legacy Partners Residential, Inc. and certain other related entities and companies that are not owned by Legacy Commercial or any Legacy Commercial Entity in which we are making investments.

In addition, we have an interest in four CRE debt investments, two of which are in deconsolidated N-Star CDOs, with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. Legacy Commercial indirectly owns an equity interest in, and owns the manager of, the Legacy Fund.
Two loans with an aggregate principal amount of $40 million were deconsolidated in September 2013, and as a result, we no longer record these loans on our consolidated balance sheets. For the three and six months ended June 30, 2013, we recorded an aggregate $0.5 million and $1 million, respectively, of interest income in our consolidated statements of operations related to these loans.
The third loan with a principal amount of $39 million matures in October 2016 and has two one-year extension options, at the borrower’s option. In March 2014, we originated the fourth loan, a senior mortgage loan with a principal amount of $17 million and a mezzanine loan with a principal amount of $8 million, both of which mature in April 2021. For the three and six months ended June 30, 2014, we recorded an aggregate $1 million and $2 million, respectively, of interest income in our consolidated statements of operations related to these loans.
Furthermore, in February 2013, NorthStar Income made a $91 million loan to the Legacy Fund. In connection with this loan, we acting in our capacity as the former advisor to NorthStar Income, received a customary 1.0% origination fee and further earned an annual asset management fee of 1.25% through June 30, 2014, the time of the spin-off. In addition, prior to the spin-off, we leased office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.2 million through December 31, 2016. NSAM assumed the lease in connection with the spin-off.
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
West Point Partners
In June 2014, we paid $0.8 million to West Point Partners in connection with its services facilitating the acquisition of the Innkeepers Portfolio for an aggregate purchase price of approximately $1.1 billion, including all costs, reserves and escrows. West Point Partners is a real estate investment and advisory firm based in New York. Sridhar Sambamurthy, who was a member of our board of directors at the time of such payment, is Managing Principal and Co-Founder of West Point Partners and owns a 50% interest in that company and consequently ceased to be independent at that time. Mr. Sambamurthy is no longer a member of our board of directors.
Recent Developments
Dividends
On August 6, 2014, we declared a dividend of $0.50 per share of common stock. The common stock dividend will be paid on August 22, 2014 to stockholders of record as of the close of business on August 18, 2014. On July 31, 2014, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.5469 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on August 15, 2014 to stockholders of record as of the close of business on August 11, 2014.
Exchangeable Senior Notes
In July 2014, $78 million principal amount of the 5.375% Notes were exchanged for 8.7 million shares of common stock and $3 million principal amount of the 8.875% Notes were exchanged for 0.5 million shares of common stock.

Credit Facility
In August 2014, we and certain of our subsidiaries entered into a revolving corporate credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three year term. The facility is secured by collateral relating to a borrowing base and also includes guarantees by certain of our subsidiaries. Borrowings under the facility accrue interest at LIBOR plus 3.50%.
PE Investment VI
In July 2014, we, through a subsidiary, executed a purchase and sale agreement to acquire a portfolio of limited partnership interests in real estate private equity funds, PE Investment VI, for $88 million, which represents 92% of the estimated NAV as of June 30, 2014, prior to adjusting for distributions and contributions from such date. On July 30, 2014, we paid $60 million to the seller as a deposit and $26 million to an escrow account to close on the fund interests. The final purchase price is based on the NAV as of June 30, 2014. As such, once the actual June 30, 2014 NAVs have been received, we will perform a true-up calculation with the seller. We anticipate on closing the fund interests in the third quarter of 2014 once we receive general partner consent from the underlying funds.
Industrial Portfolio
In May 2014, we entered an agreement to invest in an approximate $406 million, 6.3 million square foot industrial portfolio that is 100% net lease with a remaining weighted average lease term of over 12 years. This portfolio consists of 39 properties across 17 states with the largest concentration of net operating income from properties in California.  As part of this investment, we have an approximate 50% ownership interest. We intend to close on this investment in the third quarter 2014.
Hotel Portfolio
In August 2014, we purchased a 20-hotel portfolio of select service hotels totaling approximately 1,900 rooms located in Texas, California, Louisiana and Oklahoma (“Hotel Portfolio”). We acquired the Hotel Portfolio through a joint venture with a third party for $273 million and contributed $53 million for a 97.5% ownership interest.
Griffin-American
On August 5, 2014, we and Griffin-American announced that the board of directors of both us and Griffin-American unanimously approved a definitive merger agreement under which we will acquire all of the outstanding shares of Griffin-American in a stock and cash transaction valued at $4 billion, including approximately $600 million of financing. Griffin-American is a non-traded REIT focused on medical office buildings, senior housing and other healthcare-related facilities and is co-sponsored by American Healthcare Investors and Griffin Capital Corporation.
Griffin-American’s diversified portfolio is comprised of 295 healthcare-related real estate properties which are predominantly medical office buildings (43%) and senior housing facilities (30%) in the United States and the United Kingdom. Subject to the terms and conditions of the merger agreement, Griffin-American stockholders will receive $11.50 per Griffin-American share comprising: (i) $7.75 per share in cash; and (ii) $3.75 per share in the our common stock. The common stock portion will be subject to a collar such that Griffin-American stockholders will receive 0.1859 shares of common stock if the our stock price is above $20.17 per share at closing and 0.2344 shares of common stock if our stock price is below $16.00 at closing. If our stock price at closing is between $16.00 and $20.17 per share, Griffin-American stockholders will receive a number of our common stock between 0.1859 and 0.2344, equal to $3.75 in value. Transaction costs, including the Griffin-American promote, are expected to be approximately $200 million. The merger with Griffin-American is expected to close in the fourth quarter of 2014.
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
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.

Non-GAAP Financial Measure
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability. We also believe that CAD is useful because it adjusts for a variety of non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for loan losses, net and non-cash interest income and expense items). Furthermore, CAD adjusts N-Star CDO bond discounts to record such investments on an effective yield basis over the expected weighted average life of the investment. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests attributable to the Operating Partnership and the following items: depreciation and amortization items including depreciation and amortization, straight-line rental income or expense, amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; cash flow related to N-Star CDO equity interests; accretion of unconsolidated N-Star CDO bond discounts; non-cash net interest income in consolidated N-Star CDOs; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other, excluding accelerated amortization related to sales of CDO bonds or other investments; provision for loan losses, net; impairment on depreciable property; acquisition gains or losses; distributions to joint venture partners; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; gains (losses) on sales; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. For example, CAD has been adjusted to exclude non-recurring gain (loss) from deconsolidation of certain N-Star CDOs. These items, if applicable, include any adjustments for unconsolidated ventures.
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
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2014 (dollars in thousands):

	June 30, 2014
	Three Months Ended		Six Months Ended
Net income (loss) attributable to common stockholders	$(73,566)		$(208,527)
Non-controlling interests attributable to the Operating Partnership	(1,700)		(5,296)
(Gain) loss from deconsolidation of N-Star CDOs	34,778		31,423
Subtotal	(40,488)		(182,400)

Adjustments:
Depreciation and amortization items	55,436	(1)	97,185	(2)
N-Star CDO bond discounts(3)	2,323		6,780
Non-cash net interest income in consolidated N-Star CDOs	(6,680)		(14,722)
Unrealized (gain) loss from fair value adjustments / Provision for loan losses	53,481		190,970
Realized (gain) loss on investments(4)	6,787		52,299
Distributions to joint venture partners	(1,492)		(2,166)
Other(5)	34,475		47,350
CAD	$103,842		$195,296
____________________________________________________________

(1)
The three months ended June 30, 2014 includes depreciation and amortization of $34.2 million including $0.5 million related to unconsolidated ventures, straight-line rental income of $(1.2) million, amortization of above/below market leases of $(0.2) million, amortization of deferred financing costs of $3.9 million, amortization of discount on financings and other of $2.8 million and amortization of equity-based compensation of $15.9 million.

(2)
The six months ended June 30, 2014 includes depreciation and amortization of $61.7 million including $1.0 million related to unconsolidated ventures, straight-line rental income of $(1.5) million, amortization of above/below market leases of $(0.4) million, amortization of deferred financing costs of $5.6 million, amortization of discount on financings and other of $6.3 million and amortization of equity-based compensation of $25.5 million.

(3)
For CAD, realized discounts on CDO bonds are accreted on an effective yield basis based on expected maturity. For CDOs that were deconsolidated, CDO bond accretion is included in net income attributable to common stockholders from the date of deconsolidation.

(4)	The three and six months ended June 30, 2014 includes $6.8 million and $44.7 million, respectively, of non-cash loss from extinguishment and exchange of debt.

(5)
The three and six months ended June 30, 2014 includes transaction costs in connection with real estate related acquisitions of $31.7 million and $39.8 million, respectively and $2.8 million and $7.6 million of cash flow related to N-Star CDO equity interests, respectively.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse securitization financing transactions or non-recourse mortgage notes. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. As of June 30, 2014, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including derivatives) would result in an decrease in net interest income of approximately $9 million annually, excluding the effect on net operating income from real estate investments.
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
We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of June 30, 2014, our counterparties do not hold any cash margin as collateral against our swap contracts. As of June 30, 2014, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.

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
We are subject to the credit risk of the corporate lessee of our net lease properties and the operators of our healthcare properties. We undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant/operator’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator’s core business operations. Where appropriate, we may seek to augment the tenant/operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, approximately 66% of our tenant/operator revenues are derived from government sources, notably Medicare or Medicaid, not including the effects of the announced merger with Griffin-American. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). We acquired the Formation Portfolio and the Innkeepers Portfolio during the second quarter of 2014. As the acquisitions occurred during the second quarter of 2014, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include the Formation Portfolio and the Innkeepers Portfolio. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
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
Item 1A. Risk Factors
There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 28, 2014, except as noted below.
Risks Relating to the Proposed Merger with Griffin-American
We may not realize the anticipated benefits of the merger. The future results of the combined company will suffer if NSAM is not effectively scaled to manage our expanded portfolio following the merger.
The merger is expected to result in certain benefits to us, including, among others, providing us the potential to significantly grow our healthcare real estate portfolio with stable and diversified assets and expand our relationships with tenants and operators to produce future acquisition and development opportunities. There can be no assurance, however, regarding when or the extent to which we will be able to realize these benefits, which may be difficult, unpredictable and subject to delays. There may also be potential unknown or unforeseen liabilities, increased expenses, delays or regulatory conditions associated with integrating Griffin-American’s portfolio into ours, which will depend, in part, on NSAM’s ability to scale its operations in order to successfully manage our enhanced portfolio. In addition, a portion of the combined portfolio will include assets located internationally, in locations in which NSAM has limited experience managing. While Griffin-American’s current advisor and sub-advisor will provide transition services to us for 90 days after the closing of the merger, NSAM may have difficulty thereafter addressing the additional operations, internal controls and service quality required to successfully manage the scale, scope and diversity of our combined portfolio. Furthermore, we may continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges or involve properties located outside the United States, which could further increase these risks and difficulties. Moreover, our diligence of Griffin-American and its portfolio may not have uncovered all material issue, which could expose us to significant risks and uncertainties of which we are unaware. Difficulties associated with managing our enhanced portfolio could prevent us from realizing the anticipated benefits of the merger and have a material adverse effect on our business.
Griffin-American does not have a substantial operating history, and its ability to achieve its investment objectives in the past may not be an accurate predictor of the performance of Griffin-American’s assets as part of the combined company.
Griffin-American was formed in January 2009, did not engage in any material business operations prior to its initial offering and acquired its first property in March 2010. As a result, the past performance of Griffin-American and other REIT programs sponsored by its advisor and sub-advisor may not be accurate predictors of the future results of the Griffin-American assets we acquire in the merger. Our stockholders should consider the prospects of the assets proposed to be acquired from Griffin-American in light of the risks, uncertainties and difficulties frequently encountered by companies like Griffin-American that do not have a substantial operating history, many of which may be beyond Griffin-American’s or our control.
Following the completion of the merger with Griffin-American, we will face risks different from those we face today, which may affect our results of operations and the market price of our common stock.
Upon completion of the merger, Griffin-American will be merged with and into a wholly-owned subsidiary of ours and the holders of Griffin-American common stock will become holders of our common stock. Our current real estate portfolio differs from that of Griffin-American, and, accordingly, our results of operations after the merger may be affected by factors different from those affecting Griffin-American’s results of operations prior to the merger. Examples of differences between our and Griffin-American’s business and the new or increased risks we may face after the merger include:

•
the increased concentration in healthcare real estate properties, from 256 in our current portfolio to 506 in our portfolio after the merger, which may result in the risks related to owning healthcare real estate properties becoming more material to our business and results of operations; and

•
a larger share of real estate properties located outside the United States, particularly in the United Kingdom, which may cause any risks related to international operations, foreign political or regulatory conditions or foreign currency risks to become more material to our business and results of operations.

The market price of our common stock may decline as a result of the merger.
The market price of our common stock may decline as a result of the merger if we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts. In addition, if the merger is consummated, our stockholders will own interests in a company operating an expanded business with a different mix of properties, risks and liabilities. Current stockholders may not wish to continue to invest in us if the merger is consummated or for other reasons may wish to dispose of some or all of their shares of our common stock. If, following the consummation of the merger there is selling pressure on our common stock that exceeds demand at the market price, the price of our common stock could decline. In addition, Griffin-American stockholders are expected to own approximately 33% of our outstanding shares of common stock, on a pro forma basis, and they may determine not to hold their shares following the merger, which may result in additional pressure on the price of our common stock.
We expect to incur significant costs in connection with the consummation of the merger.
We expect to incur significant costs in connection with consummating the merger and integrating our and Griffin-American’s portfolios and operations into a combined company, including unanticipated costs and the assumption of known and unknown liabilities. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the merger.
Completion of the merger is subject to many conditions and if these conditions are not satisfied or waived, the merger will not be completed, which could result in the requirement that we pay certain termination fees or, in certain circumstances, damages to Griffin-American.
The merger agreement with Griffin-American is subject to many conditions which must be satisfied or waived in order to complete the merger. The mutual conditions of the parties include, among others: (i) the approval by the Griffin-American stockholders of the merger and the other transactions contemplated by the merger agreement; (ii) the approval by our stockholders of the issuance of our common stock to Griffin-American stockholders as part of the merger consideration; (iii) the absence of any law, order or injunction that would prohibit, restrain or make illegal the merger; (iv) the receipt of certain state regulatory approvals; (v) the approval for listing on the NYSE of our common stock to be issued in the merger; and (vi) the effectiveness of the registration statement on Form S-4 to be filed by us for purposes of registering our common stock to be issued in connection with the merger. In addition, each party’s obligation to consummate the merger is subject to certain other conditions, including, among others: (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (x) the other party’s compliance with its covenants and agreements contained in the merger agreement (subject to customary materiality qualifiers); (y) the absence of any change, event, circumstance or development arising during the period from the date of the merger agreement until the effective time that has had or is reasonably likely to have a material adverse effect on the other party; and (z) the receipt of an opinion of counsel to the effect that each party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT. Completion of the merger is not subject to a financing condition.
There can be no assurance that the conditions to closing of the merger will be satisfied or waived or that the merger will be completed. Failure to consummate the merger may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we will incur certain transaction costs, regardless of whether the proposed merger closes, which could adversely affect its financial condition, our results of operations and its ability to make distributions to stockholders; and (ii) the proposed merger, whether or not it closes, will divert the attention of certain management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we or Griffin-American may terminate the merger agreement under certain circumstances, including, among other reasons, if the merger is not completed by January 30, 2015 and if the merger agreement is terminated under certain circumstances specified in the merger agreement, we may be required to pay Griffin-American a termination fee of $153 million, $35 million or damages (depending on the specific circumstances). If the merger is not consummated, the price of our common stock might decline.
The pendency of the merger could adversely affect the business and operations of our company and Griffin-American.
Due to operating covenants in the merger agreement, each of our company and Griffin-American may be unable, during the pendency of the merger, to pursue strategic transactions or incur borrowings if such transactions would prevent or materially delay our ability to consummate the merger, even if such actions would otherwise prove beneficial to our or Griffin-American’s stockholders.

If our financing for the merger becomes unavailable, the merger may not be completed.
We intend to finance all or a portion of the cash component of the merger consideration with financing. We entered into a commitment letter (the “Commitment Letter”) and commitment fee and flex letter with Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A., Barclays Bank PLC and Column Financial, Inc. (collectively, the “Lenders”) pursuant to which the Lenders have committed, subject to customary conditions, to provide us with a $3.055 billion loan (the “Loan”). We will use the proceeds from the financing to, among other things, fund all or a portion of the cash consideration to be paid in the merger, to refinance certain existing borrowings of Griffin-American and its subsidiaries and to pay transaction related fees and expenses. The terms of the commitment letter permit the Lenders in certain circumstances to increase the interest rate by exercising “interest rate flex” either before or after the funding of the financing. The obligations of the Lenders under the commitment letter are subject to certain conditions, including, without limitation: (i) the negotiation, execution and delivery of definitive loan documentation for the Loan consistent with the commitment letter and otherwise reasonably satisfactory to the Lenders; (ii) a condition that there has not been a “Company Material Adverse Effect” (as defined in the merger agreement); (iii) the consummation of the merger in accordance with the merger agreement (without giving effect to any amendments to the merger agreement or any waivers thereof that are materially adverse to the Lenders unless consented to) concurrently with the funding of the Loan; (iv) the payment of applicable costs, fees and expenses; and (v) the delivery of certain customary closing documents (including, among other things, opinions from legal counsel). In addition, even if these conditions are satisfied, the amount of the financing may be reduced or the cost of the financing may be increased if certain conditions are not satisfied, including if the appraised value of the properties in Griffin-American’s portfolio is less than a specified amount or if the underwritten net operating income for the properties in Griffin-American’s portfolio is less than a specified amount. In the event that the financing contemplated by the Commitment Letter is not available or is available in less than the full amount, other necessary financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and we are unable to secure such additional financing, the merger may not be completed and we may be required to pay a termination fee of $153 million to Griffin-American. Completion of the merger is not subject to a financing condition.
The borrowings we incur in connection with the merger may limit our financial and operating flexibility and we may incur additional borrowings, which could increase the risks associated with our substantial borrowings.
In connection with the merger, we expect to incur up to $3.055 billion of new borrowings secured by the assets of Griffin-American. In addition, we may determine to incur borrowings in excess of the amount provided by the Commitment Letter in order to consummate the transaction. Moreover, we recently entered into a $500 million revolving credit facility guaranteed by substantially all of our material wholly-owned subsidiaries. Our substantial borrowings could have material adverse consequences for our business and may:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to post additional reserves and other additional collateral to support our financing arrangements, which could reduce our liquidity and limit our ability to leverage our assets;

•	subject us to maintaining various debt, operating income, net worth, cash flow and other financial covenant ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less borrowings;

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity), dispose of assets or make distributions to stockholders; and

•	increase our cost of capital.
The new borrowings may exacerbate the foregoing adverse consequences, as the anticipated terms of the new merger-related borrowings include restrictions on prepayment and the sale of assets. In addition, the terms of the new merger-related borrowings permit the lenders to exercise “interest rate flex” either before or after the funding of the new financing, which could result in higher interest rates and other financing terms less favorable to us.
Under the agreements governing our outstanding borrowings, we may incur additional borrowings. In addition, in August 2014, we entered into a revolving corporate credit facility with a total commitment amount of $500 million for a three year term. If new borrowings are added to our existing borrowing levels, the related risks that we now face would increase. In addition, at the time that any of our outstanding borrowings or new borrowings mature, we may not be able to refinance such borrowings or have the funds to pay them off.

Furthermore, a substantial portion of our existing borrowings and the new borrowings bear interest at variable rates. If market interest rates increase, the interest rate on our variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
Our stockholders will have a reduced ownership and voting interest in the combined company after the merger.
Upon the completion of the merger, each holder of shares of Griffin-American common stock (other than excluded shares and dissenting shares) will receive: (i) a number of shares of our common stock equal to the quotient determined by dividing $3.75 by the volume weighted average value of our common stock calculated over a ten-day trading period ending on the second to last trading day prior to the effective time of the merger (the “Exchange Ratio”) and (ii) $7.75 in cash, without interest; provided, that if such ten-day volume weighted average value of our common stock is less than $16.00, the Exchange Ratio will be 0.2344, and if such ten-day volume weighted average value of our common stock is greater than $20.17, the Exchange Ratio will be 0.1859. Therefore, the merger will dilute the ownership position of our stockholders in our common stock. Assuming no new shares of our common stock or Griffin-American common stock are issued after the date of this Quarterly Report on Form 10-Q, it is currently anticipated that the our stockholders as of immediately prior to the merger will hold in the aggregate approximately 75% of the issued and outstanding shares of our common stock immediately after completion of the merger.
At the closing of the merger, we will assume certain potential liabilities relating to Griffin-American.
Following the closing of the merger, we will have assumed certain potential liabilities relating to Griffin-American and its operation of licensed healthcare facilities in a RIDEA-compliant structure. To the extent we have not identified such liabilities or underestimated the amount of such liabilities or to the extent the indemnifications we obtain from Griffin-American are insufficient to cover known liabilities, these liabilities could have a material adverse effect on our business.
Tax Risks Related to the Proposed Merger with Griffin-American
We would incur adverse tax consequences if we or Griffin-American failed to qualify as a REIT for U.S. federal income tax purposes.
We have assumed that Griffin-American has qualified and will continue to qualify as a REIT for U.S. federal income tax purposes through the closing of the merger, and that the combined company will be able to continue to qualify as a REIT following the merger. However, if Griffin-American has failed or fails to qualify as a REIT, the combined company generally would succeed to or incur significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by Griffin-American pursuant to the merger). Additionally, the combined company could possibly lose its REIT qualification should the activities that disqualified Griffin-American continue after the merger.
For any taxable year that the combined company fails to qualify as a REIT and is unable to avail itself of certain savings provisions set forth in the Internal Revenue Code, it would be subject to U.S. federal income tax at the regular corporate rates on all of its taxable income, whether or not it makes any distributions to its stockholders. Those taxes would reduce the amount of cash available for distribution to its stockholders or for reinvestment and would adversely affect the combined company’s earnings. As a result, the combined company’s failure to qualify as a REIT during any taxable year could have a material adverse effect upon the combined company and its stockholders. Furthermore, unless certain relief provisions apply, the combined company would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which it failed to qualify.
Risks Related to Our Financing Strategy
The documents that govern our revolving credit facility restrict our ability to engage in certain activities and require mandatory prepayment in certain circumstances, either of which could materially adversely affect our growth prospects, financial condition and ability to make distributions to our stockholders.
The documents that govern our revolving credit facility contain customary negative covenants and other financial and operating covenants that, among other things may:

•	require us to maintain certain financial coverage ratios;

•	restrict our and our subsidiaries’ ability to incur additional borrowings;

•	restrict our and our subsidiaries’ ability to create, incur or assume liens;

•	inhibit our and our subsidiaries’ ability to undertake certain change of control and other transactions;

•	require us to maintain a borrowing base of assets; and

•	restrict our ability to make distributions to our stockholders.
These restrictions could cause us to default on our revolving credit facility or could negatively affect our operations and our ability to make distributions to our stockholders.
Our revolving credit facility permits us to make significant borrowings, which could require that we generate significant cash flow or access the capital markets to satisfy the payment and other obligations under our revolving credit facility.
We may make significant borrowings in connection with draws under our revolving credit facility. These borrowings may exceed our cash on hand and/or our cash flows from operating activities. Our ability to meet the payment and other obligations under our revolving credit facility depends on our ability to generate sufficient cash flow or access capital markets in the future. Our ability to generate cash flow or access capital markets, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in amounts sufficient to enable us to meet our payment obligations under our revolving credit facility. If we are not able to generate sufficient cash flow to service our revolving credit facility and other borrowing obligations, we may need to refinance or restructure our borrowings, reduce or delay capital investments, or seek to raise additional capital. There is no assurance we will be able to do any of the foregoing on favorable terms or at all. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our revolving credit facility, which could materially and adversely affect our liquidity.
We may not be able to borrow additional amounts under our revolving credit facility.
Our ability to borrow additional amounts under our revolving credit facility depends, in part, upon the value of certain investment assets that make up a borrowing base. Such investment assets may fluctuate in value. Decreases in value would reduce our borrowing base and could prevent us from borrowing. In addition, our revolving credit facility includes financial maintenance covenants and non-financial covenants. Breach of any such covenants would block additional borrowings under the facility. Our inability to borrow additional amounts could delay or prevent us from acquiring, financing, and completing desirable investments and could negatively affect our liquidity, which could materially and adversely affect our business. Inability to borrow could also prevent us from making distributions to our stockholders.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., NRF Healthcare Subsidiary, LLC, NRF OP Healthcare Subsidiary, LLC, Griffin-American Healthcare REIT II Holdings, LP and Griffin-American Healthcare REIT II, Inc. (incorporated by reference to Exhibit 2.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 5, 2014).

3.1		Articles of Restatement of NorthStar Realty Finance Corp. incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 7, 2014)
3.2		Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)
4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form S-3 (File No. 333-146679))

4.2
Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 22, 2007)

4.3
Supplemental Indenture dated as of June 30, 2014, relating to the 7.25% Exchangeable Senior Notes, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

4.4
Registration Rights Agreement relating to the 8.875% Exchangeable Senior Notes due 2032 of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.5
Indenture dated as of June 12, 2012, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.6
Supplemental Indenture, relating to the 8.875% Exchangeable Senior Notes, dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

4.7
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.8
Indenture, dated as of June 19, 2013, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.9
Supplemental Indenture dated as of June 30, 2014, relating to the 5.375% Exchangeable Senior Notes, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust, National Association (incorporated by referent to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

4.10
Indenture, dated as of March 31, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust, National Association, as Trustee (including the Form of Security) (incorporated by reference to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 31, 2014.)

10.1	+
NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.2	+
Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.3	+
Form of Amended and Restated Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.4
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

10.5	+
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

10.6
Purchase and Sale Agreement, effective as of February 15, 2013 among NRFC MH II Holdings, LLC. ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K/A filed May 6, 2013)

10.7
Amendment to Purchase and Sale Agreement, made as of March 27, 2013 among NRFC MH II Holdings, LLC, ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K/A filed May 6, 2013)

10.8
Master Repurchase Agreement, dated as of March 11, 2013, by and among NRFC DB Loan, LLC, as master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 12, 2013)

10.9
Limited Guaranty, dated as of March 11, 2013, executed and delivered by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. to Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 12, 2013)

10.10	+
Second Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s Definitive Proxy Statement on Schedule 14A filed April 19, 2013)

10.11
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.12
Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement dated as of March 14, 2014, by and among Seller (as defined therein) Eclipse Health Holdings-T, LLC, as Purchaser, Formation Capital Asset Management III LLC and Safanad, Inc., as Stakeholder Representatives and Madison Title Agency, LLC, as Escrow Agent (solely for the purposes of Sections 4(b), 11(l) and 34(c)) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.13
Limited Liability Company Agreement of Eclipse Investment, LLC, dated as of May 7, 2014, by and between FC Eclipse Investment, LLC and Eclipse Health Holdings-T, LLC (incorporated by reference to Exhibit A to the Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement filed as Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.14
Separation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.15
Asset Management Agreement dated June 30, 2014, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.16
Loan Origination Services Agreement, dated June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.17
Tax Disaffiliation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.18
Employee Matters Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.19
Contribution Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) (incorporated by reference to Exhibit 10.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.20
Credit Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.21
Credit and Guaranty Agreement, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., as borrower, certain subsidiaries of NorthStar Realty Finance Corp., as guarantors, the various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 6, 2014)

10.22
Debt Commitment Letter, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, Barclays Bank plc, and Column Financial, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 5, 2014)

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

Exhibit Number		Description of Exhibit
101	*
The following materials from NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 (unaudited) and year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	August 11, 2014	By:	/s/ DAVID T. HAMAMOTO
David T. Hamamoto
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer