Form 10-Q
period 2014-09-30
NORTHSTAR REALTY FINANCE CORP.
filed 2014-11-10
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The Company has one class of common stock, $0.01 par value per share, 223,110,746 shares outstanding as of November 6, 2014.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities, our ability to grow following the spin-off of our asset management business and the entry into a long-term management contract with an affiliate of NorthStar Asset Management Group Inc., or NSAM, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	The proposed merger with Griffin-American Healthcare REIT II, Inc. may not have the full strategic and financial benefits that we expect or may not materialize at all;

•	adverse economic conditions and the impact of the commercial real estate industry;

•	access to debt and equity capital and our liquidity;

•	our use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to obtain mortgage financing on our real estate portfolio;

•	the effect of economic conditions on the valuation of our investments;

•	our ability to acquire attractive investment opportunities;

•	the spin-off of our asset management business may not have the full or any strategic and financial benefits that we expect or such benefits may not materialize at all;

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

•
the impact of adverse conditions effecting a specific asset class in which we have investments, such as healthcare, hotel, manufactured housing and limited partnership interests in real estate private equity funds;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our Quarterly Report on Form 10-Q, as filed with the SEC on August 11, 2014 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.  Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2014 (Unaudited)	December 31, 2013

Assets
Cash and cash equivalents	$190,891	$635,990
Restricted cash	312,234	166,487
Operating real estate, net	5,588,906	2,370,183
Real estate debt investments, net (refer to Note 5)	1,144,356	1,031,078
Real estate debt investments, held for sale	15,223	—
Investments in private equity funds, at fair value (refer to Note 6)	851,073	586,018
Investments in unconsolidated ventures (refer to Note 7)	213,139	142,340
Real estate securities, available for sale (refer to Note 8)	911,060	1,052,320
Receivables, net of allowance of $2,567 as of September 30, 2014	51,371	59,895
Receivables, related parties	1,524	25,262
Unbilled rent receivable, net of allowance of $7,523 as of September 30, 2014	11,077	15,006
Derivative assets, at fair value	2,540	3,469
Deferred costs and intangible assets, net	326,936	96,886
Assets of properties held for sale	51,648	30,063
Other assets	198,795	145,053
Total assets(1)	$9,870,773	$6,360,050
Liabilities
Mortgage and other notes payable	$4,453,206	$2,113,334
CDO bonds payable, at fair value	391,939	384,183
Securitization bonds payable	61,531	82,340
Credit facilities	822,588	70,038
Exchangeable senior notes	50,715	490,973
Junior subordinated notes, at fair value	219,253	201,203
Accounts payable and accrued expenses	138,740	74,547
Due to related party (refer to Note 11)	40,518	—
Escrow deposits payable	92,844	90,929
Derivative liabilities, at fair value	20,398	52,204
Liabilities of properties held for sale	28,962	28,962
Other liabilities	308,660	73,874
Total liabilities(2)	6,629,354	3,662,587
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $986,640 and $736,640 aggregate liquidation preference as of September 30, 2014 and December 31, 2013, respectively	939,118	697,352
Common stock, $0.01 par value, 500,000,000 shares authorized, 216,704,983 and 154,403,414 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively(3)	2,167	1,544
Additional paid-in capital	3,334,811	2,649,450
Retained earnings (accumulated deficit)	(1,216,223)	(685,936)
Accumulated other comprehensive income (loss)	60,025	(4,334)
Total NorthStar Realty Finance Corp. stockholders’ equity	3,119,898	2,658,076
Non-controlling interests	121,521	39,387
Total equity	3,241,419	2,697,463
Total liabilities and equity	$9,870,773	$6,360,050

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		September 30, 2014 (Unaudited)	December 31, 2013

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$23,512	$24,411
	Operating real estate, net	4,869	4,945
	Real estate debt investments, net	25,635	44,298
	Real estate securities, available for sale	459,061	644,015
	Receivables	2,635	4,476
	Other assets	566	269
	Total assets of consolidated VIEs	$516,278	$722,414
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable, at fair value	$391,939	$384,183
	Accounts payable and accrued expenses	1,630	2,686
	Derivative liabilities, at fair value	20,217	52,204
	Other liabilities	2,100	2,993
	Total liabilities of consolidated VIEs	$415,886	$442,066
_______________________________

(3)	Adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 13. “Stockholders’ Equity” for additional disclosure related to the reverse stock split.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
Property and other revenues
Rental and escalation income	$86,915	$71,949	$234,116	$174,138
Hotel related income	79,194	—	101,720	—
Resident fee income	25,027	—	40,087	—
Other revenue	3,189	1,346	8,668	2,652
Total property and other revenues	194,325	73,295	384,591	176,790
Net interest income
Interest income (refer to Note 11)	80,915	75,141	235,461	218,624
Interest expense on debt and securities	2,979	10,132	9,368	33,117
Net interest income on debt and securities	77,936	65,009	226,093	185,507
Expenses
Management fee, related party (refer to Note 11)	39,363	—	39,363	—
Other interest expense	59,923	41,270	143,836	101,394
Real estate properties—operating expenses	95,061	23,943	168,690	50,677
Other expenses	520	1,085	1,450	3,744
Transaction costs	44,410	298	84,170	10,801
Provision for (reversal of) loan losses, net	—	(11,122)	2,719	(8,786)
General and administrative expenses
Salaries and related expense	3,160	10,286	23,880	23,180
Equity-based compensation expense(2)	8,478	2,414	20,262	9,102
Other general and administrative expenses	2,821	3,881	10,923	11,744
Total general and administrative expenses	14,459	16,581	55,065	44,026
Depreciation and amortization	51,775	33,577	112,496	69,808
Total expenses	305,511	105,632	607,789	271,664
Income (loss) from operations	(33,250)	32,672	2,895	90,633
Equity in earnings (losses) of unconsolidated ventures	38,234	31,013	101,406	54,445
Unrealized gain (loss) on investments and other	(15,377)	18,791	(214,322)	(27,187)
Realized gain (loss) on investments and other	(15,938)	28,341	(61,770)	46,285
Gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	—	(254,206)	(31,423)	(254,206)
Income (loss) from continuing operations	(26,331)	(143,389)	(203,214)	(90,030)
Income (loss) from discontinued operations (refer to Note 10)(2)(3)	(278)	1,640	(6,989)	(2,569)
Net income (loss)	(26,609)	(141,749)	(210,203)	(92,599)
Net (income) loss attributable to non-controlling interests	1,144	6,313	7,392	5,493
Preferred stock dividends	(21,060)	(15,591)	(52,241)	(39,925)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(46,525)	$(151,027)	$(255,052)	$(127,031)
Earnings (loss) per share:(4)
Income (loss) per share from continuing operations	$(0.23)	$(1.37)	$(1.39)	$(1.24)
Income (loss) per share from discontinued operations	—	0.01	(0.04)	(0.03)
Basic	$(0.23)	$(1.36)	$(1.43)	$(1.27)
Diluted	$(0.23)	$(1.36)	$(1.43)	$(1.27)
Weighted average number of shares:(4)
Basic	200,426,890	111,103,046	178,520,386	99,704,973
Diluted	200,426,890	115,734,622	181,269,381	104,275,175
Dividends per share of common stock(4)(5)	$0.40	$0.42	$1.40	$1.20
______________________

(1)
The consolidated financial statements for the three months ended September 30, 2014 represent the Company's results of operations subsequent to the spin-off of the Company's historical asset management business. Periods prior to June 30, 2014 present a carve-out of the Company's historical financial information including revenues and expenses allocated to NSAM related to the Company's historical asset management business. As a result, results of operations for the three months ended September 30, 2014 may not be comparative to the Company's results of operations reported for the prior periods presented.

(2)	Primarily relates to the operations of NSAM prior to the spin-off. Refer to Note 10. “Spin-off of Asset Management Business” for disclosure related to the spin-off of NSAM.

(3)
The three months ended September 30, 2013 includes $1.0 million of equity-based compensation recorded in discontinued operations. There is no equity-based compensation recorded in discontinued operations for the three months ended September 30, 2014. The nine months ended September 30, 2014 and 2013 include $13.7 million and $4.5 million, respectively, of equity-based compensation recorded in discontinued operations.

(4)	Adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 13. “Stockholders’ Equity” for disclosure related to the reverse stock split.

(5)	The dividend per share for the third quarter 2014 represents the first dividend declared subsequent to the spin-off of NSAM.

 Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(26,609)	$(141,749)	$(210,203)	$(92,599)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	15,887	(1,095)	62,790	2,674
Reclassification of unrealized (gain) loss on real estate securities, available for sale to realized gain (loss) on investments and other	3,044	(926)	2,077	(926)
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 16)	228	1,172	685	4,656
Reclassification of swap gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	—	15,246	—	15,246
Foreign currency translation adjustment	(119)	—	(119)	—
Total other comprehensive income (loss)	19,040	14,397	65,433	21,650
Comprehensive income (loss)	(7,569)	(127,352)	(144,770)	(70,949)
Comprehensive (income) loss attributable to non-controlling interests	1,144	5,737	5,696	4,583
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(6,425)	$(121,615)	$(139,074)	$(66,366)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock(1)		Additional Paid-in Capital(1)	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	21,466	$504,018	81,804	$818	$1,195,949	$(376,685)	$(22,179)	$1,301,921	$28,943	$1,330,864
Net proceeds from offering of common stock	—	—	66,125	661	1,304,958	—	—	1,305,619	—	1,305,619
Net proceeds from offering of preferred stock	8,000	193,334	—	—	—	—	—	193,334	—	193,334
Common stock related to transactions (refer to Note 13)	—	—	—	—	17,712	—	—	17,712	—	17,712
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	19,774	19,774
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(1,403)	(1,403)
Dividend reinvestment plan	—	—	14	—	249	—	—	249	—	249
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	16,961	16,961
Equity component of exchangeable senior notes	—	—	—	—	45,740	—	—	45,740	—	45,740
Conversion of exchangeable senior notes	—	—	5,791	58	74,719	—	—	74,777	—	74,777
Other comprehensive income (loss)	—	—	—	—	—	—	17,845	17,845	803	18,648
Conversion of Old LTIP Units	—	—	670	7	10,123	—	—	10,130	(10,130)	—
Dividends on common stock, Old LTIP Units and RSUs	—	—	—	—	—	(171,798)	—	(171,798)	(9,588)	(181,386)
Dividends on preferred stock	—	—	—	—	—	(55,516)	—	(55,516)	—	(55,516)
Net income (loss)	—	—	—	—	—	(81,937)	—	(81,937)	(5,973)	(87,910)
Balance as of December 31, 2013	29,466	$697,352	154,404	$1,544	$2,649,450	$(685,936)	$(4,334)	$2,658,076	$39,387	$2,697,463
Net proceeds from offering of common stock	—	—	32,250	323	787,448	—	—	787,771	—	787,771
Net proceeds from offering of preferred stock	10,000	241,766	—	—	—	—	—	241,766	—	241,766
Common stock related to transactions (refer to Note 13)	—	—	886	9	6,794	—	—	6,803	—	6,803
Issuance of common stock in connection with exercise of warrants (refer to Note 13)	—	—	799	8	8	—	—	16	—	16
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	100,832	100,832
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(4,213)	(4,213)
Dividend reinvestment plan	—	—	8	—	205	—	—	205	—	205
Amortization of equity-based compensation	—	—	—	—	16,934	—	—	16,934	16,322	33,256
Exchangeable senior notes exchanged for Senior Notes (refer to Note 9)	—	—	—	—	(296,382)	—	—	(296,382)	—	(296,382)
Conversion of exchangeable senior notes	—	—	23,751	237	310,226	—	—	310,463	—	310,463
Other comprehensive income (loss)	—	—	—	—	—	—	64,359	64,359	1,074	65,433
Conversion of Old LTIP Units (refer to Note 12)	—	—	4,607	46	18,565	—	—	18,611	(18,611)	—
Spin-off of NSAM (refer to Note 10)	—	—	—	—	(158,437)	—	—	(158,437)	—	(158,437)
Dividends on common stock, Old LTIP Units, Deferred LTIP Units and RSUs (refer to Note 12)	—	—	—	—	—	(275,235)	—	(275,235)	(5,878)	(281,113)
Dividends on preferred stock	—	—	—	—	—	(52,241)	—	(52,241)	—	(52,241)
Net income (loss)	—	—	—	—	—	(202,811)	—	(202,811)	(7,392)	(210,203)
Balance as of September 30, 2014 (unaudited)	39,466	$939,118	216,705	$2,167	$3,334,811	$(1,216,223)	$60,025	$3,119,898	$121,521	$3,241,419
_______________________

(1)	Adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 13. “Stockholders’ Equity” for additional disclosure related to the reverse stock split.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(210,203)	$(92,599)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(90,817)	(52,304)
Equity in (earnings) losses of unconsolidated ventures	(10,589)	(2,141)
Depreciation and amortization	112,496	70,828
Amortization of premium/accretion of discount on investments	(58,402)	(34,629)
Interest accretion on investments	(13,110)	(1,443)
Amortization of deferred financing costs	11,005	4,930
Amortization of equity-based compensation	33,256	13,615
Unrealized (gain) loss on investments and other	200,527	(16,866)
Realized (gain) loss on investments and other	61,770	(46,285)
(Gain) loss on deconsolidation of N-Star CDOs	31,423	254,206
Impairment from discontinued operations	543	—
Distributions from PE Investments (refer to Note 6)	90,817	52,304
Distributions from unconsolidated ventures	2,201	4,358
Distributions from equity investments	11,463	—
Amortization of capitalized above/below market leases	(255)	(1,204)
Straight-line rental income, net	(3,627)	(2,226)
Provision for (reversal of) loan losses, net	2,719	(8,786)
Allowance for uncollectible accounts	10,090	898
Other	—	306
Discount received	3,416	7,318
Changes in assets and liabilities:
Restricted cash	(41,488)	(5,064)
Receivables	(20,914)	(3,270)
Receivables, related parties	7,086	(6,885)
Other assets	(24,507)	(1,370)
Accounts payable and accrued expenses	59,554	41,091
Due to related party	40,518	—
Other liabilities	15,781	3,245
Net cash provided by (used in) operating activities	220,753	178,027
Cash flows from investing activities:
Acquisition of operating real estate, net	(2,482,416)	(1,267,910)
Improvements of operating real estate	(18,317)	(9,049)
Deferred costs and intangible assets	(1,840)	(877)
Origination of real estate debt investments, net	(276,630)	(486,484)
Acquisition of real estate debt investments	—	(56,301)
Proceeds from sale of real estate debt investments (refer to Note 11)	13,952	90,345
Repayment on real estate debt investments	128,690	158,064
Investment in PE Investments (refer to Note 6)	(179,750)	(617,692)
Distributions from PE Investments (refer to Note 6)	133,367	37,061
Investment in unconsolidated ventures	(72,747)	(22,546)
Distributions from unconsolidated ventures	11,737	11,491
Acquisition of real estate securities, available for sale	(22,261)	—
Proceeds from the sale of real estate securities, available for sale	68,537	206,380
Repayment on real estate securities, available for sale	53,577	170,531
Change in restricted cash	(117,125)	(28,735)
Other assets	(127,125)	7,277
Net cash provided by (used in) investing activities	(2,888,351)	(1,808,445)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Borrowings from mortgage notes	$1,514,882	$992,836
Repayment of mortgage notes	(47,391)	(7,492)
Proceeds from CDO bonds reissuance	—	23,725
Repayment of CDO bonds	(60,042)	(525,757)
Repurchases of CDO bonds	—	(32,719)
Repayment of securitization bonds payable	(20,831)	(194)
Borrowings from credit facilities	772,540	92,560
Repayment of credit facilities	(19,990)	(130,054)
Repayment of secured term loan	—	(105)
Repurchases and repayment of exchangeable senior notes	—	(36,710)
Proceeds from exchangeable senior notes	—	345,000
Repayment of Senior Notes	(481,118)	—
Payment of deferred financing costs	(38,820)	(26,452)
Purchase of derivative instruments	(741)	(9,589)
Change in restricted cash	2,351	135,697
Net proceeds from common stock offering	787,771	656,319
Net proceeds from preferred stock offering	241,766	193,334
Proceeds from dividend reinvestment plan	205	187
Spin-off of NSAM (refer to Note 10)	(118,728)	—
Dividends (common and preferred)	(327,095)	(161,377)
Contributions from non-controlling interests	27,346	12,157
Distributions to non-controlling interests	(9,329)	(6,472)
Net cash provided by (used in) financing activities	2,222,776	1,514,894
Effect of foreign currency translation on cash and cash equivalents	(277)	—
Net increase (decrease) in cash and cash equivalents	(445,099)	(115,524)
Cash and cash equivalents—beginning of period	635,990	444,927
Cash and cash equivalents—end of period	$190,891	$329,403

  Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Realty Finance Corp. is a diversified commercial real estate company (the “Company”). The Company invests in multiple asset classes across commercial real estate (“CRE”) that it expects will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally. Effective June 30, 2014, the Company is externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM) (“NSAM”). The Company is a Maryland corporation and completed its initial public offering in October 2004. The Company conducts its operations so as to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
Spin-off of Asset Management Business
On June 30, 2014, the Company completed the previously announced spin-off of its asset management business into a separate publicly-traded company, NSAM, in the form of a tax-free distribution (the “Distribution”). In connection with the Distribution, each of the Company’s common stockholders received shares of NSAM’s common stock on a one-for-one basis, after giving effect to a one-for-two reverse stock split of the Company’s common stock (the “Reverse Split”). Upon completion of the spin-off, the asset management business of the Company is owned and operated by NSAM and the Company is externally managed by an affiliate of NSAM through a management contract with an initial term of 20 years. Subsequent to the spin-off, the Company continues to operate its commercial real estate debt origination business. Most of the employees of the Company at the time of the spin-off became employees of NSAM and executive officers, employees engaged in the Company’s loan origination business at the time of the spin-off and certain other employees became co-employees of both the Company and NSAM. Affiliates of NSAM also manage the Company’s previously sponsored non-traded REITs: NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”), NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) (herein collectively referred to as the “NSAM Sponsored Companies”). In addition, NSAM owns NorthStar Realty Securities, LLC (“NorthStar Securities”), the Company’s previously owned captive broker-dealer platform and performs other asset management-related services. Refer to Note 10. “Spin-off of Asset Management Business” for further disclosure.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The consolidated financial statements for the three months ended September 30, 2014 represent the Company subsequent to the spin-off of its historical asset management business of managing the NSAM Sponsored Companies, owning NorthStar Securities and operating its special servicing business. In connection with the spin-off, most of the Company’s employees became employees of NSAM except for executive officers, employees engaged in the Company’s loan origination business at the time of the spin-off and certain other employees that became co-employees of both the Company and NSAM. Therefore, subsequent to June 30, 2014, NSAM generally incurs substantially all employee-related cash costs.
Periods prior to June 30, 2014 present a carve-out of the Company’s historical financial information, including revenues and expenses allocated to NSAM, related to the Company’s historical asset management business being reported in discontinued operations. Expenses also included an allocation of indirect expenses of the Company to NSAM, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had the asset management business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of the Company’s operations.
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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments (directly or indirectly in joint ventures) that own limited partnership interests in real estate private equity funds (“PE Investments”) and certain investments in unconsolidated ventures (refer to Note 7). The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI. The components of OCI principally include: (i) unrealized gain (loss) on real estate securities available for sale for which the fair value option is not elected; (ii) the reclassification of unrealized gain (loss) on real estate securities available for sale for which the fair value option was not elected to realized gain (loss) upon sale or realized event; (iii) the reclassification of unrealized gain (loss) to interest expense on derivative instruments that are or were deemed to be effective hedges; and (iv) foreign currency translation adjustment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. The Company may elect to apply the fair value option for certain investments due to the nature of the instrument. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
The Company may decide to not elect the fair value option for certain CRE securities due to the nature of the particular instrument. For those CRE securities for which the fair value option was not elected, any unrealized gain (loss) from the change in fair value is recorded as a component of accumulated OCI in the consolidated statements of equity, to the extent impairment losses are considered temporary.
Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate and CRE debt investments. The following table presents a summary of restricted cash as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014 (Unaudited)	December 31, 2013

Capital expenditures reserves	$164,648	$46,115
Operating real estate escrow reserves	50,024	7,599
CRE debt escrow deposits	76,931	92,347
Cash in CDOs(1)	20,631	20,426
Total	$312,234	$166,487
__________________________________________________

(1)	Represents proceeds from repayments and/or sales pending distribution.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014 (Unaudited)		December 31, 2013

Other assets:
Manufactured homes	$71,820		$69,217
Notes receivable	47,061		38,418
Investment-related reserves and deposits	15,065		11,127
Furniture, fixtures and equipment, net	—	(1)	6,977
Prepaid expenses	21,052		5,361
Due from servicer	19,874		—
Other	23,923		13,953
Total	$198,795		$145,053

	September 30, 2014 (Unaudited)		December 31, 2013

Other liabilities:
PE Investment IX purchase price (refer to Note 6)	$186,454	(2)	$—
PE Investment III deferred purchase price (refer to Note 6)	39,760		39,760
Below-market leases	33,099		8,700
Unearned revenue	7,081		2,029
Tenant security deposits	25,671		9,294
Other	16,595		14,091
Total	$308,660		$73,874
__________________________________________________
(1)Distributed to NSAM in connection with the spin-off.
(2)Represents the purchase price for the acquisition of PE Investment IX paid by the Company on October 2, 2014.
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
The Company generates operating income from healthcare and hotel properties permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”). Revenue related to healthcare properties includes resident room and care charges and other resident charges. Revenue related to operating hotel properties primarily consists of room and food and beverage sales. Revenue is recognized when such services are provided, generally defined as the date upon which a resident or guest occupies a room or uses the healthcare property or hotel services and is recorded in resident fee income for healthcare properties and hotel related income for hotel properties in the consolidated statements of operations.
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
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (a) the amount related to expected credit losses; and (b) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above. As of September 30, 2014, the Company did not have any OTTI recorded on its CRE securities.
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
Equity-Based Compensation
The Company accounts for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of fair value of the award at the time of grant. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, the Company recognizes compensation expense over the vesting period on a straight-line basis. For awards with performance or market measures, the Company recognizes compensation expense over the requisite service period, using the accelerated attribution expense method. For performance-based measures, the Company recognizes compensation expense, net of estimated forfeitures, based on an estimate of the probable achievement of such measures. For market-based measures, the Company recognizes compensation expense based on the initial estimate of the fair value of the award using a binomial model.
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
Foreign Currency
Assets and liabilities denominated in a foreign currency for which the functional currency is a foreign currency are translated using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are translated into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency translation adjustment is recorded as a component of accumulated OCI in the consolidated statements of equity.
Assets and liabilities denominated in a foreign currency for which the functional currency is the U.S. dollar are remeasured using the currency exchange rate in effect at the end of the period presented and the results of operations for such entities are remeasured into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
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
As of September 30, 2014, the Company has identified the following consolidated and unconsolidated VIEs.
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
Consolidated N-Star CDOs
As of September 30, 2014, the Company serves as collateral manager and/or special servicer for N-Star CDOs I and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs, and therefore, continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of these consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the nine months ended September 30, 2014 and 2013.
Unconsolidated N-Star CDOs
The Company delegated the collateral management rights for N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013 to a third-party collateral manager/collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company evaluated the fees paid to the third-party collateral manager/collateral manager delegate and concluded that such fees represented a variable interest in the deconsolidated loan CDOs and that the third party was functioning as a principal. The Company determined that the delegation of the Company’s collateral management power in the CDOs was a VIE reconsideration event and concluded that these CDOs were still VIEs as the equity investors do not have the characteristics of a controlling financial interest. The Company then reconsidered if it was the primary beneficiary of such VIEs and determined that it no longer has the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to selling collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company deconsolidated the assets and liabilities for N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013.
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
For the nine months ended September 30, 2014, the deconsolidation of N-Star CDOs III and V resulted in an aggregate non-cash realized loss on deconsolidation of $31.4 million recorded in the consolidated statement of operations, which was the result of the deconsolidation of an aggregate $192.5 million of assets, $149.0 million of liabilities, net of $8.8 million of fair

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

value of N-Star CDO bonds recorded that no longer eliminated in consolidation and the reclassification of $3.3 million of unrealized gain to loss from deconsolidation.
For the nine months ended September 30, 2013, the deconsolidation of N-Star CDOs IV, VI, VIII and CapLease CDO resulted in an aggregate non-cash realized loss on deconsolidation of $254.2 million recorded in the consolidated statement of operations, which was the result of the deconsolidation of an aggregate $1.8 billion of assets, $1.4 billion of liabilities, net of $223.7 million of fair value of N-Star CDO bonds and equity recorded that no longer eliminated in consolidation and the reclassification of $3.3 million of unrealized gain and $15.2 million of OCI swap loss to loss from deconsolidation.
Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of September 30, 2014. These unconsolidated VIEs are summarized as follows:
Real Estate Debt Investments
The Company identified three CRE debt investments with an aggregate carrying value of $60.0 million as variable interests in a VIE. The Company determined that it is not the primary beneficiary of such VIEs, and as such, the VIEs are not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified two CRE securities with an aggregate fair value of $37.6 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization it did not sponsor. For one of these securitizations, an affiliate of NSAM was appointed as special servicer. The special servicing business for certain securitizations was transferred to NSAM in connection with the spin-off. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.
NorthStar Realty Finance Trusts
The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the “Trusts”). The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of September 30, 2014, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in unconsolidated ventures on the consolidated balance sheets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2014 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$60,027	$—	$60,027	$60,027
Investments in unconsolidated ventures	3,742	—	—	3,742	3,742
Real estate securities, available for sale:
N-Star CDO bonds	—	—	267,273	267,273	267,273
N-Star CDO equity	—	—	134,775	134,775	134,775
CMBS	—	—	37,631	37,631	37,631
Subtotal real estate securities, available for sale	—	—	439,679	439,679	439,679
Total assets	3,742	60,027	439,679	503,448	503,448
Junior subordinated notes, at fair value	219,253	—	—	219,253	NA
Total liabilities	219,253	—	—	219,253	NA
Net	$(215,511)	$60,027	$439,679	$284,195	$503,448
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of September 30, 2014 would not exceed the carrying value of its investment.
The Company is not contractually required to provide financial support to any of its unconsolidated VIEs during the nine months ended September 30, 2014 and 2013 however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer of the deconsolidated CDOs, may in its sole discretion provide support such as protective and other advances it deems appropriate. As of September 30, 2014, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

4.	Operating Real Estate
Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2014 (dollars in millions):

Acquisition Date	Type	Description	Name	Purchase Price(1)	Properties	Units	Primary Location(s)	Financing		Equity	Ownership Interest		Transaction Costs
May 2014	Healthcare	Senior housing and skilled nursing facilities	Formation Portfolio	$1,060.7	80	8,500 beds	FL, IL, OR, TX	$646.8		$357.6	86.0%	(2)	$6.0
May 2014	Manufactured Housing	Manufactured housing communities	Manufactured Housing Portfolio 3(3)	55.2	4	1,344 pad sites	AZ, CO, TX	16.5		34.5	93.0%	(3)	3.1
June 2014	Hotel	Upscale extended stay and premium branded select service	Innkeepers Portfolio	1,057.6	47	6,100 rooms	CA, NJ, TX	840.0		193.1	90.0%	(4)	19.7
August 2014	Hotel	Premium branded select service	K Partners Portfolio	265.9	20	1,900 rooms	CA, LA, OK	211.7		51.7	97.5%		6.6
August 2014	Net Lease	Industrial properties(5)	Industrial Portfolio	403.6	39	6.3 million sq ft	CA, IL, FL, GA, MI	221.1		164.1	40.0%	(6)	1.8
September 2014	Hotel	Premium branded select service	Courtyard Portfolio	682.7	40	5,800 rooms	CA, VA, TX, GA, FL	415.0		266.6	100.0%		7.7
September 2014	International	Multi-tenant office complex	UK Property	106.1	1	224,000 sq ft	UK	—	(7)	97.9	100.0%		4.3
September 2014	Office	Multi-tenant office	Legacy Property	40.4	4	366,000 sq ft	CO	—	(7)	38.5	95.0%		0.4
Total				$3,672.2	235			$2,351.1		$1,204.0			$49.6
______________________________________

(1)	Includes all transaction costs, escrows and reserves.

(2)
The Company acquired the Formation Portfolio through a general partnership with a subsidiary of NorthStar Healthcare and a joint venture with an affiliate of Formation Capital, LLC. The Company together with NorthStar Healthcare owns an aggregate approximate 92% interest in the joint venture.

(3)
Represents four of the 16 communities in Manufactured Housing Portfolio 3 acquired in May 2014. Previously, 12 communities were acquired in connection with this portfolio in December 2013. The Company structured the acquisition as a joint venture with the same third-party operating partner that currently manages the Company’s other manufactured housing portfolios.

(4)	The Company acquired the Innkeepers Portfolio through a joint venture with Chatham Lodging Trust (NYSE: CLDT).

(5)	The 39 industrial properties are comprised of 87 buildings and include four office properties.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(6)
The Company has a 40% equity interest and is entitled to 50% of the cash flow. In addition, the Company’s investment includes $151.0 million structured as preferred equity, which is eliminated in consolidation.

(7)	The property is currently unlevered, however the Company intends to obtain financing representing 75% loan-to-cost in the near term.
The following table presents the initial allocation of the purchase price of the assets acquired and the liabilities issued or assumed upon the closing of the Formation Portfolio, Manufactured Housing Portfolio 3, K Partners Portfolio, Industrial Portfolio, Courtyard Portfolio, UK Property and Legacy Property that continue to be subject to refinement upon receipt of all information (dollars in thousands):

	Formation Portfolio	Manufactured Housing Portfolio 3	K Partners Portfolio	Industrial Portfolio	Courtyard Portfolio	UK Property	Legacy Property
Assets:
Land and improvements	$138,017	$324,511	$33,516	$85,980	$99,880	$18,834	$7,672
Buildings and improvements	826,303	8,456	167,581	243,247	507,600	75,335	30,686
Other assets acquired	90,347	65,016	58,254	84,149	67,515	7,617	1,642
Total assets acquired	$1,054,667	$397,983	$259,351	$413,376	$674,995	$101,786	$40,000

Liabilities:
Mortgage notes payable	$646,751	$264,542	$211,681	$221,131	$415,000	$—	$—
Other liabilities assumed	—	2,478	1,255	11,616	1,136	8,149	1,126
Total liabilities	646,751	267,020	212,936	232,747	416,136	8,149	1,126
Total NorthStar Realty Finance Corp. stockholders’ equity(1)	351,574	122,135	45,091	162,259	258,859	93,637	38,129
Non-controlling interests	56,342	8,828	1,324	18,370	—	—	745
Total equity	407,916	130,963	46,415	180,629	258,859	93,637	38,874
Total liabilities and equity	$1,054,667	$397,983	$259,351	$413,376	$674,995	$101,786	$40,000
______________________________________

(1)	Stockholders’ equity excludes transaction costs incurred in connection with the acquisitions.

(2)
For the nine months ended September 30, 2014, the Company recorded aggregate revenue and net loss for all of the above noted real estate acquisitions of $79.6 million and $20.6 million, respectively. Net loss is primarily related to transaction costs.

The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued upon the closing of the Innkeepers Portfolio (dollars in thousands):

Innkeepers Portfolio (1)
Assets:
Land and improvements	$167,106
Buildings and improvements	685,645
Other assets acquired	185,212
Total assets acquired	$1,037,963

Liabilities:
Mortgage notes payable	$840,000
Other liabilities assumed	2,405
Total liabilities	842,405
Total NorthStar Realty Finance Corp. stockholders’ equity	173,440
Non-controlling interests	22,118
Total equity	195,558
Total liabilities and equity	$1,037,963
______________________________________

(1)	For the nine months ended September 30, 2014, the Company recorded revenue and net loss of $89.7 million and $11.5 million, respectively. Net loss is primarily related to transaction costs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the following acquisitions: Formation Portfolio, Innkeepers Portfolio, K Partners Portfolio, Courtyard Portfolio, Industrial Portfolio, UK Property and Legacy Property and related borrowings as if it occurred on January 1, 2013. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future, and exclude transaction costs (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma total revenues	$336,163	$312,989	$965,627	$889,151
Pro forma net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(35,142)	$(147,076)	$(244,323)	$(115,064)
Pro forma EPS—Basic	$(0.18)	$(1.32)	$(1.37)	$(1.15)
Pro forma EPS—Diluted	$(0.18)	$(1.32)	$(1.37)	$(1.15)

Discontinued Operations

Discontinued operations relates to five healthcare properties held for sale or sold as of September 30, 2014. The following table presents income (loss) from discontinued operations related to such properties for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Rental and escalation income	$—	$960	$—	$2,880
Other revenue	—	—	85	92
Total revenue	—	960	85	2,972
Expenses
Other interest expense	—	478	—	1,418
Real estate properties—operating expenses	8	7	385	18
Other expenses	13	125	72	225
Impairment of operating real estate	257	—	543	—
Depreciation and amortization	—	328	—	1,020
Total expenses	278	938	1,000	2,681
Income (loss) from operating real estate discontinued operations	$(278)	$22	$(915)	$291

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2014, excluding CRE debt underlying deconsolidated N-Star CDOs (dollars in thousands):

					Weighted Average(6)			Floating Rate as % of Principal Amount(6)
	Number	Principal Amount	Carrying Value(4)	Allocation by Investment Type(5)	Fixed Rate	Spread Over LIBOR(7)	Yield(8)
Asset Type:
First mortgage loans	15	$460,175	$430,072	39.0%	13.21%	7.25%	10.77%	78.9%
Mezzanine loans	7	113,386	109,876	9.6%	13.44%	13.84%	14.21%	74.4%
Subordinate interests	8	204,428	202,723	17.3%	13.08%	12.33%	13.13%	40.2%
Corporate loans (1)(2)	8	360,343	376,050	30.6%	12.37%	—	12.97%	—
Subtotal/Weighted average(3)	38	1,138,332	1,118,721	96.5%	12.69%	9.02%	12.25%	46.2%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	11,484	2.3%	—%	1.27%	3.05%	100.0%
Mezzanine loans	1	11,000	10,991	0.9%	8.00%	—	8.33%	—
Corporate loans	6	3,160	3,160	0.3%	6.74%	—	6.74%	—
Subtotal/Weighted average	9	41,117	25,635	3.5%	7.72%	1.27%	5.77%	65.6%
Total	47	$1,179,449	$1,144,356	100.0%	12.58%	8.64%	12.10%	46.9%
____________________________________________________________

(1)
Includes $112.0 million of preferred equity investments for which the Company elected the fair value option. As of September 30, 2014, carrying value represents fair value with respect to these investments.

(2)	Corporate loans include one revolver of $25.0 million, of which $19.4 million is outstanding as of September 30, 2014.

(3)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $95.3 million for Securitization 2012-1 and $157.8 million for credit facilities. The remainder is unleveraged. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $20.2 million.

(4)
There are no loans on non-accrual status except for one first mortgage loan acquired with deteriorated credit quality with a carrying value of $5.8 million as of September 30, 2014. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Such loans represent an aggregate $3.2 million carrying value where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(5)	Based on principal amount.

(6)	Excludes three CRE debt investments with an aggregate principal amount of $13.1 million that were originated prior to 2008.

(7)
$412.4 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.83%. Includes one first mortgage loan with a principal amount of $6.7 million with a spread over prime rate.

(8)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of September 30, 2014, and for CRE debt with a LIBOR floor, using such floor.

Year to date through September 30, 2014, the Company originated nine loans with an aggregate principal amount of $260.6 million.
The following table presents CRE debt investments as of December 31, 2013, excluding CRE debt underlying deconsolidated N-Star CDOs (dollars in thousands):

					Weighted Average(6)			Floating Rate as % of Principal Amount(6)
	Number	Principal Amount	Carrying Value(4)	Allocation by Investment Type(5)	Fixed Rate	Spread Over LIBOR(7)	Yield(8)
Asset Type:
First mortgage loans	15	$441,750	$407,202	40.7%	10.98%	6.59%	9.90%	90.2%
Mezzanine loans	6	109,215	107,116	10.1%	13.96%	12.09%	12.97%	74.2%
Subordinate interests	7	146,652	144,853	13.5%	13.05%	12.33%	13.14%	56.0%
Corporate loans(1)(2)	5	330,343	327,609	30.3%	12.31%	—	12.72%	—
Subtotal/Weighted average(3)	33	1,027,960	986,780	94.6%	12.36%	8.04%	11.58%	53.8%
CRE debt in N-Star CDOs
First mortgage loans	2	34,418	21,431	3.2%	—	2.22%	3.68%	100.0%
Mezzanine loans	1	11,000	10,965	1.0%	8.00%	—	8.33%	—
Subordinate interests	1	7,773	7,773	0.8%	—	6.75%	6.92%	100.0%
Corporate loans	7	4,129	4,129	0.4%	6.95%	—	6.95%	—
Subtotal/Weighted average	11	57,320	44,298	5.4%	7.71%	3.05%	5.70%	73.6%
Total	44	$1,085,280	$1,031,078	100.0%	12.21%	7.68%	11.31%	54.9%

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

____________________________________________________________

(1)
Includes a $100.0 million preferred equity investment for which the Company elected the fair value option. As of December 31, 2013, carrying value represents fair value with respect to this investment.

(2)	Corporate loans include one revolver of $25.0 million, of which $3.5 million was outstanding as of December 31, 2013.

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

(5)	Based on principal amount.

(6)	Excludes three CRE debt investments with an aggregate principal amount of $37.0 million that were originated prior to 2008.

(7)	$426.1 million principal amount has a weighted average LIBOR floor of 0.99%. Includes one first mortgage loan with a principal amount of $7.4 million with a spread over prime rate.

(8)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2013, and for CRE debt with a LIBOR floor, using such floor.
The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2014 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
October 1 to December 31, 2014	$145,276	$138,552
Years Ending December 31:
2015	228,808	86,085
2016	287,917	162,940
2017	62,699	190,374
2018	2,761	149,510
Thereafter	451,988	451,988
Total	$1,179,449	$1,179,449
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.
As of September 30, 2014, the weighted average maturity, including extensions, of CRE debt investments was 4.5 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value primarily due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of September 30, 2014, the Company had $23.9 million of net unamortized discount and $6.1 million of net unamortized origination fees and costs.
The Company did not have any non-performing loans (“NPLs”) as of September 30, 2014 and December 31, 2013.
Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$5,599	$133,202	$2,880	$156,699
Provision for (reversal of) loan losses, net	—	(11,122)	2,719	(8,786)	(1)
Transfers to REO	—	—	—	(5,623)
Write-offs / payoffs	—	—	—	(20,210)	(2)
Deconsolidation of N-Star CDOs	—	(118,304)	—	(118,304)
Ending balance	$5,599	$3,776	$5,599	$3,776
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
The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

Credit Quality Indicator:	September 30, 2014	December 31, 2013
Loans with no loan loss reserve:
First mortgage loans	$440,856	$426,850
Mezzanine loans	120,867	116,195
Subordinate interests	202,723	152,626
Corporate loans	379,210	331,738
Subtotal	1,143,656	1,027,409
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans(1)	700	1,783
Mezzanine loans	—	1,886
Subtotal	700	3,669
Non-performing loans:	—	—
Total	$1,144,356	$1,031,078
____________________________________________________________

(1)	Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $5.8 million and $6.4 million as of September 30, 2014 and December 31, 2013, respectively.
Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014				December 31, 2013
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	1	$2,533	$700	$1,833	1	$2,533	$1,783	$1,000
Mezzanine loans	1	3,766	—	3,766	1	3,766	1,886	1,880
Total	2	$6,299	$700	$5,599	2	$6,299	$3,669	$2,880
____________________________________________________________

(1)
Principal amount differs from carrying value primarily due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $5.8 million and $6.4 million as of September 30, 2014 and December 31, 2013, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	September 30, 2014			September 30, 2013(1)
	Number	Average Carrying Value	Three Months Ended Income	Number	Average Carrying Value	Three Months Ended Income
Class of Debt:
First mortgage loans	1	$700	$—	5	$77,077	$346
Mezzanine loans	1	—	2	7	105,897	136
Subordinate interests	—	—	—	2	—	1
Corporate loans	—	—	—	1	27,068	914
Total/weighted average	2	$700	$2	15	$210,042	$1,397
______________________________________

(1)	Includes impaired loans outstanding during the period which were deconsolidated on September 30, 2013 and December 31, 2013. Refer to Note 3 for further disclosure.
The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	September 30, 2014			September 30, 2013(1)
	Number	Average Carrying Value	Nine Months Ended Income	Number	Average Carrying Value	Nine Months Ended Income
Class of Debt:
First mortgage loans	1	$1,241	$—	5	$80,733	$1,030
Mezzanine loans	1	471	4	7	124,665	414
Subordinate interests	—	—	—	2	—	3
Corporate loans	—	—	—	1	24,413	2,712
Total/weighted average	2	$1,712	$4	15	$229,811	$4,159
______________________________________

(1)	Includes impaired loans outstanding during the period which were deconsolidated on September 30, 2013 and December 31, 2013. Refer to Note 3 for further disclosure.
As of September 30, 2014 and December 31, 2013, the Company did not have any loans past due greater than 90 days.
Troubled Debt Restructurings
The Company did not have any CRE debt investments modified that were considered TDRs for the three months ended September 30, 2014 and 2013 or for the nine months ended September 30, 2014. The following table presents CRE debt investments that were modified and considered a TDR for the nine months ended September 30, 2013 (dollars in thousands):

	September 30, 2013
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures (“PE Investment I” and “PE Investment II”), consolidated ventures (“PE Investment V” and “PE Investment VIII”) or direct investments (“PE Investment III,” “PE Investment IV,” “PE Investment VI,” “PE Investment VII and PE Investment IX”), (consolidated and direct investments, collectively “Direct PE Investments”) which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered voting interest entities. PE Investment I and II are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company does not consolidate any of the underlying real estate private equity funds owned in Direct PE Investments as it does not own a majority voting interest in any such funds. Refer to Note 7 for the Company’s evaluation and disclosure of summarized financial information required for any individually significant PE Investments.
Summary
The following tables summarize the Company’s PE Investments (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date (1)	Number of Funds		Purchase Price	Expected Future Contributions (2)
PE Investment I	February 15, 2013	June 30, 2012	49		$282.1	$9
PE Investment II	July 3, 2013	September 30, 2012	24		353.4	7
PE Investment III (3)	December 31, 2013	June 30, 2013	8		39.8	1
PE Investment IV	May 30, 2014	December 31, 2013	1		8.0	—
PE Investment V	July 1, 2014	September 30, 2013	3		12.0	—
PE Investment VI (4)	July 30, 2014	June 30, 2014	20		90.2	3
PE Investment VII (4)	August 15, 2014	December 31, 2013	18		60.0	2
PE Investment VIII (5)	August 19, 2014	N/A	N/A		N/A	N/A
PE Investment IX	October 2, 2014	March 31, 2014	11		217.7	4
Total			134	(6)	$1,063.2	$26
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)	Represents the estimated amount of expected future contributions to funds as of September 30, 2014.

(3)
PE Investment III paid $39.8 million to the PE III Seller for all of the fund interests, or 50% of the June 30, 2013 NAV, and will pay the remaining $39.8 million, or 50% of the June 30, 2013 NAV, by December 31, 2015 to two third parties. Such amount is included in other liabilities on the consolidated balance sheets.

(4)
For the three months ended September 30, 2014, the Company closed 13 of the 20 fund interests related to PE Investment VI and 10 of the 18 fund interests related to PE Investment VII. The Company closed the remaining seven fund interests for PE Investment VI in October 2014. The Company expects to close the remaining fund interests for PE Investment VII in the fourth quarter of 2014 once the Company receives general partner consent from the underlying funds.

(5)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in real estate private equity funds. For the three months ended September 30, 2014, PE Investment VIII has not made any investments.

(6)	The total number includes 12 funds held across multiple PE Investments.

	Carrying Value		Three Months Ended September 30, 2014 (1)			Nine Months Ended September 30, 2014
PE Investment	September 30, 2014	December 31, 2013	Equity in Earnings	Cash Distributions	Cash Contributions	Equity in Earnings	Cash Distributions	Cash Contributions
PE Investment I	$204.3	$226.3	$13.9	$18.0	$0.9	$41.6	$64.7	$1.0
PE Investment II	244.0	288.9	13.9	40.7	—	40.3	90.2	4.9
PE Investment III	59.9	70.8	1.4	5.4	—	4.4	15.4	0.2
PE Investment IV	7.5	—	0.4	0.9	—	0.5	0.9	—
PE Investment V	7.5	—	0.5	5.0	—	0.5	5.0	—
PE Investment VI	88.9	—	2.3	3.9	0.3	2.3	3.9	0.3
PE Investment VII	52.5	—	1.1	8.9	0.1	1.2	8.8	0.1
PE Investment VIII(2)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
PE Investment IX	186.5	—	—	—	—	—	—	—
Total	$851.1	$586.0	$33.5	$82.8	$1.3	$90.8	$188.9	$6.5
____________________________________________________________

(1)	The three months ended September 30, 2014 represents activity from July 30, 2014 for PE Investment VI and August 15, 2014 for PE Investment VII.

(2)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in real estate private equity funds. For the three months ended September 30, 2014, PE Investment VIII has not made any investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013 (1)
PE Investment	Equity in Earnings	Cash Distributions	Cash Contributions	Equity in Earnings	Cash Distributions	Cash Contributions
PE Investment I	$15.3	$18.1	$0.8	$37.3	$74.6	$18.7
PE Investment II	15.0	15.0	4.4	15.0	15.0	4.4
Total	$30.3	$33.1	$5.2	$52.3	$89.6	$23.1
____________________________________________________________

(1)	The nine months ended September 30, 2013 represents activity from February 15, 2013 for PE Investment I and July 3, 2013 for PE Investment II.

Unconsolidated PE Investments
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
PE Investment II
In June 2013, the Company, NorthStar Income and funds managed by Goldman Sachs Asset Management (“Vintage Funds”) (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (“PE II Seller”), to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported NAV acquired was $910.0 million as of September 30, 2012. The Company, NorthStar Income and the Vintage Funds each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively. All amounts paid and received are based on each Partner’s proportionate interest.
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four year anniversary following the closing date of each fund interest. The Company funded $353.4 million, all of its proportionate share of the Initial Amount, at the initial closing on July 3, 2013. For the nine months ended September 30, 2014, PE Investment II paid $2.4 million of the Deferred Amount to PE II Seller of which the Company’s share was $1.7 million. As of September 30, 2014, the Company’s share of the Deferred Amount was $286.3 million. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.

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
The following is a description of investments in unconsolidated ventures. All of the below are accounted for under the equity method, except for the investments in RXR Realty LLC (“RXR Realty”), Aerium Group (“Aerium”) and Legacy Partners Commercial, LLC (“Legacy Commercial”) for which the fair value option was elected. The Company records equity in earnings (losses) for such investments for which the fair value option was elected based on the change in fair value for the Company’s share of the projected future cash flow from one period to another.
RXR Realty
In December 2013, the Company entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate in the New York Tri-State area. The investment in RXR Realty includes an approximate 30% equity interest (“RXR Equity Interest”). The carrying value of the RXR Equity Interest was $88.3 million and $84.1 million as of September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014, the Company recognized equity in earnings of $2.5 million and $5.5 million, respectively. The Company’s equity interest in RXR Realty is structured so that NSAM is entitled to certain fees in connection with RXR Realty’s investment management business.  Refer to Note 11. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.
Aerium
In June 2014, the Company acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties and is headquartered in Luxembourg with additional offices in London, Paris, Istanbul, Geneva, Düsseldorf and Bahrain. As of September 30, 2014, Aerium managed approximately €6.1 billion of real estate assets across 12 countries and employed over 200 professionals, some of whom provide services to NSAM following the spin-off. The investment in Aerium was acquired for €50 million ($68.8 million), excluding $3.6 million of transaction costs, funded with €45 million ($62.2 million) of cash and €5 million from the issuance of the Company’s common stock (refer to Note 13). The carrying value of the investment in Aerium was $70.6 million as of September 30, 2014. For the three months ended September 30, 2014, the Company recognized equity in earnings of $1.8 million associated with this investment. The Company’s equity interest in Aerium is structured so that NSAM is entitled to certain fees in connection with Aerium’s asset management business.  Refer to Note 11. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.
Legacy Commercial
In September 2014, the Company entered into an investment with Legacy Commercial, a real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment included a 40% interest in the common equity of certain entities affiliated with Legacy Commercial (collectively referred to as the “Legacy Commercial Entities”). The carrying value of the Company’s investment as of September 30, 2014 was $4.6 million. For the three months ended September 30, 2014, the Company did not record any equity in earnings associated with this investment. Refer to Note 11. “Related Party Arrangements - Legacy Commercial” for further disclosure.

Multifamily Joint Venture

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In July 2013, the Company through a joint venture with a private investor, acquired a multifamily property with 498 units, located in Philadelphia, Pennsylvania for an aggregate purchase price of $41.0 million, including all costs, escrows and reserves. The property was financed with a non-recourse mortgage note of $29.5 million and the remainder in cash. The mortgage note matures on July 1, 2023 and bears a fixed interest rate of 3.69%. The Company’s 90% interest in the joint venture was acquired for $10.4 million. The carrying value of the Company’s investment was $9.9 million and $10.0 million as of September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014, the Company recognized equity in losses of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2013, the Company recognized equity in losses of $0.6 million which was primarily related to the joint venture recording transaction costs of $0.8 million, as well as depreciation and amortization.
LandCap Partners
In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 (“Whitehall”) to form LandCap Partners and LandCap LoanCo. (collectively referred to as “LandCap”). The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. The carrying value of the 49% interest in LandCap was $11.0 million and $14.1 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, LandCap had investments totaling $22.5 million and $25.9 million, respectively. For the three and nine months ended September 30, 2014, the Company recognized equity in earnings of $0.3 million and $0.8 million, respectively. For the three and nine months ended September 30, 2013, the Company recognized equity in earnings of $0.1 million and $0.3 million, respectively.
CS Federal Drive, LLC
The Company owns a 50% interest in CS Federal Drive, LLC (“CS/Federal”), which owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and the joint venture financed the transaction with two separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages mature on February 11, 2016 and bear a fixed interest rate of 5.51% and 5.46%, respectively. The carrying value of the investment in CS/Federal was $5.5 million as of September 30, 2014 and December 31, 2013. For the three and nine months ended September 30, 2014, the Company recognized equity in earnings of $0.1 million and an immaterial amount, respectively. For the three and nine months ended September 30, 2013, the Company recognized equity in earnings of $0.1 million and $0.2 million, respectively.
NSAM Sponsored Companies
The Company committed to purchase up to $10.0 million in shares of each of NSAM’s Sponsored Companies’ common stock during the two year period from when each offering was declared effective through the end of their respective offering period, in the event that NSAM Sponsored Companies’ distributions to its stockholders, on a quarterly basis, exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In addition, pursuant to the management agreement with NSAM, the Company has committed up to $10.0 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year. The Company has the following ownership interest in the NSAM Sponsored Companies:

•
NorthStar Income - The Company purchased an aggregate 645,847 shares (including 507,980 shares related to the distribution support agreement) of NorthStar Income’s common stock for $5.8 million from inception of NorthStar Income, a CRE debt focused non-traded REIT, through the expiration of this commitment on July 19, 2013. The carrying value of the investment in NorthStar Income was $6.0 million and $6.1 million, representing an interest of 0.6%, as of September 30, 2014 and December 31, 2013, respectively. For the three and nine months ended September 30, 2014, the Company recognized $0.1 million and $0.3 million of equity in earnings, respectively. For the three and nine months ended September 30, 2013, the Company recognized equity in earnings of $0.2 million and $0.3 million, respectively.

•
NorthStar Healthcare - The Company purchased an aggregate 325,471 shares of NorthStar Healthcare’s common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.9 million. The commitment to NorthStar Healthcare ends in August 2015, unless extended at the Company’s discretion. The carrying value of the investment in NorthStar Healthcare was $2.5 million and $2.1 million as of September 30, 2014 and December 31, 2013, respectively, representing an interest of 0.6% and 2.3%, respectively. For the three and nine months ended

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

September 30, 2014, the Company recognized an immaterial amount of equity in earnings and $0.1 million of equity in losses, respectively. For the three months ended September 30, 2013, the Company recognized an immaterial amount of equity in earnings.

•
NorthStar Income II - The Company purchased an aggregate 307,734 shares of NorthStar Income II’s common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.6 million. The commitment to NorthStar Income II ends in May 2015, unless extended at the Company’s discretion. The carrying value of the investment in NorthStar Income II was $2.6 million and $2.2 million as of September 30, 2014 and December 31, 2013, respectively, representing an interest of 1.4% and 8.7%, respectively. For the three and nine months ended September 30, 2014, the Company recognized an immaterial amount of equity in earnings for both periods.

On March 31, 2014, NorthStar/RXR New York Metro Income, Inc. (“NorthStar/RXR New York Metro”) confidentially submitted its registration statement on Form S-11 to the SEC seeking to raise up to $2.0 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by NSAM and RXR Realty. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York City metropolitan area. The distribution support agreement related to NorthStar/RXR New York Metro is expected to be an obligation of both the Company and RXR Realty, where each is expected to agree to purchase up to an aggregate of $10.0 million in Class A common stock during the two-year period following commencement of the offering, with the Company and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
Other
The Company owned a 22% interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is currently in the form of a preferred equity interest secured by a retail/entertainment complex located in New Jersey (the “NJ Property”). As a result of the deconsolidation of certain N-Star CDOs, the Company deconsolidated its investment in the NJ Property on September 30, 2013 (refer to Note 3). For the three and nine months ended September 30, 2013, the Company recognized equity in losses of $0.1 million and $0.8 million, respectively.
In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. In April 2014, the loan was repaid at par. As of December 31, 2013, the carrying value of the Company’s investment was $5.7 million. For the nine months ended September 30, 2014, the Company recognized $1.5 million of equity in earnings. For the three and nine months ended September 30, 2013, the Company recognized $0.4 million and $1.1 million of equity in earnings, respectively.
In August 2012, the Company acquired a 33.3% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by an office building in New York. In July 2013, the loan was paid off at par. For the three and nine months ended September 30, 2013, the Company recognized $1.6 million and $2.8 million of equity in earnings, respectively.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Income acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owns 65% and NorthStar Income owns 35%. There was no carrying value as of September 30, 2014 and December 31, 2013. For the three and nine months ended September 30, 2013, the Company recognized $0.8 million and $1.1 million of equity in losses, respectively. In March 2014, the retail component of the hotel was sold and for the nine months ended September 30, 2014, the Company recognized a $1.2 million gain from this sale in equity in earnings.
In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago. As of September 30, 2014 and December 31, 2013, the carrying value of the investment was $8.5 million for each period. For the three and nine months ended September 30, 2014 and 2013, the Company did not recognize any equity in earnings.
Summarized Financial Information
The Company evaluates whether disclosure of summarized financial information is required for any individually significant investment in unconsolidated ventures. As of September 30, 2014, the Company determined there were 14 significant unconsolidated joint ventures, including certain PE Investments, the Company’s investment in RXR Realty and Aerium. For these unconsolidated ventures, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial information.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information for such unconsolidated ventures for the nine months ended September 30, 2014 and 2013 are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2014 (1)	2013

Revenues	$310,282	$160,154

Operating expenses	166,289	31,110
Interest expense	31,329	15,309
Depreciation and amortization	13,519	4,603
Total expenses	211,137	51,022
Income (loss) from continuing operations	$99,145	$109,132

Net income (loss)	$147,419	$109,132
Net income attributable to joint venture	$125,846	$109,132
Equity in earnings of unconsolidated ventures	$99,686	$52,565
____________________________________________________________
(1)Includes summarized financial information for PE Investments for the six months ended June 30, 2014, which is the most recent financial information available from the underlying funds.

8.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of September 30, 2014 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	34	$469,981	$204,462	$64,178	$(1,367)	$267,273	30.3%	1.81%	21.45%
N-Star CDO equity(5)	5	146,754	146,754	8,398	(20,377)	134,775	9.5%	NA	18.27%
CMBS and other securities(6)	14	108,995	64,854	11,559	(25,021)	51,392	7.0%	2.71%	5.53%
Subtotal(2)	53	725,730	416,070	84,135	(46,765)	453,440	46.8%	1.98%	17.85%
CRE securities in N-Star CDOs(5)(7)
CMBS	146	640,875	455,978	50,990	(127,888)	379,080	41.3%	3.77%	10.10%
Third-party CDO notes	11	83,057	75,385	68	(48,333)	27,120	5.5%	0.24%	1.19%
Agency debentures	8	87,172	30,029	6,870	(820)	36,079	5.6%	NA	4.56%
Unsecured REIT debt	1	8,000	8,423	994	—	9,417	0.5%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,301)	5,924	0.3%	2.25%	2.25%
Subtotal	168	826,329	577,040	58,922	(178,342)	457,620	53.2%	3.04%	8.48%
Total	221	$1,552,059	$993,110	$143,057	$(225,107)	$911,060	100.0%	2.60%	12.42%
____________________________________________________________

(1)	Excludes $85.0 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of September 30, 2014.

(5)	The fair value option was elected for these securities (refer to Note 15).

(6)	The fair value option was elected for $41.9 million carrying value of these securities (refer to Note 15).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
As of September 30, 2014, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of September 30, 2014, contractual maturities of CRE securities investments ranged from seven months to 38 years, with a weighted average expected maturity of 3.9 years.

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
For the three and nine months ended September 30, 2014, proceeds from the sale of CRE securities was $42.6 million and $68.5 million, respectively, resulting in a net realized gain of $5.6 million and $17.4 million, respectively. For the three and nine months ended September 30, 2013, proceeds from the sale of CRE securities was $36.2 million and $206.4 million, respectively, resulting in a net realized gain of $2.5 million and $31.0 million, respectively.
CRE securities investments, not held in N-Star CDOs, include 36 securities for which the fair value option was not elected. As of September 30, 2014, the aggregate carrying value of these securities was $276.7 million, representing $62.8 million of accumulated net unrealized gains included in OCI. The Company held seven securities with an aggregate carrying value of $10.2 million with an unrealized loss of $1.4 million as of September 30, 2014 and all were in an unrealized loss position for a period of less than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.Borrowings
The following table presents borrowings as of September 30, 2014 and December 31, 2013 (dollars in thousands):

				September 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Healthcare
Minnesota Portfolio(5)	—	—	—	$—	$—	$38,175	$38,175
Wakefield Portfolio	Non-recourse	Mar-15	LIBOR + 5.95%	55,004	55,004	55,768	55,768
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,296	20,296	20,496	20,496
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%	4,355	4,355	4,399	4,399
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	150,707	150,707	152,772	152,772
Tuscola/Harrisburg, IL	Non-recourse	Jan-17	7.09%	7,445	7,445	7,545	7,545
East Arlington, TX	Non-recourse	May-17	5.89%	3,171	3,171	3,209	3,209
Formation Portfolio(6) (26)	Non-recourse	Jul-18/May-19	LIBOR + 3.91%(7)	646,477	638,675	—	—
Healthcare Preferred	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
Subtotal Healthcare				1,083,585	1,075,783	478,494	478,494
Hotel
Innkeepers Portfolio(8)	Non-recourse	Jun-19	LIBOR + 3.39%(7)	840,000	840,000	—	—
K Partners Portfolio(9)	Non-recourse	Aug-19	LIBOR + 3.25%(7)	211,681	211,681	—	—
Courtyard Portfolio(10)	Non-recourse	Oct-19	LIBOR + 2.12%(7)	415,000	415,000	—	—
Subtotal Hotel				1,466,681	1,466,681	—	—
Manufactured housing communities
Manufactured Housing Portfolio 1(11)	Non-recourse	Jan-23	4.387%(7)	236,900	236,900	236,900	236,900
Manufactured Housing Portfolio 2(12)	Non-recourse	May-23	4.016%(7)	639,999	639,999	639,999	639,999
Manufactured Housing Portfolio 3(13) (26)	Non-recourse	Dec-21/ Jan-24/ Sept-24	4.923%(7)	297,478	299,848	248,000	248,000
Subtotal Manufactured housing communities				1,174,377	1,176,747	1,124,899	1,124,899
Net lease
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	2,937	2,937	3,019	3,019
Reading, PA(14)	Non-recourse	Jan-15	5.58%	12,520	12,520	12,765	12,765
Reading, PA(14)	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	42,980	42,980	43,682	43,682
Keene, NH	Non-recourse	Feb-16	5.85%	6,139	6,139	6,237	6,237
Green Pond, NJ	Non-recourse	Apr-16	5.68%	15,875	15,875	16,095	16,095
Aurora, CO	Non-recourse	Jul-16	6.22%	30,852	30,852	31,232	31,232
DSG Portfolio	Non-recourse	Oct-16	6.17%	31,282	31,282	31,729	31,729
Indianapolis, IN	Non-recourse	Feb-17	6.06%	26,267	26,267	26,600	26,600
Milpitas, CA	Non-recourse	Mar-17	5.95%	19,612	19,612	20,055	20,055
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC - Mezzanine	Non-recourse	Apr-17	6.21%	1,178	1,178	1,464	1,464
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	13,311	13,311	13,689	13,689
Industrial Portfolio(15)(26)	Non-recourse	Jul-17/Dec-17	4.21%(7)	221,131	228,075	—	—
Columbus, OH	Non-recourse	Dec-17	6.48%	22,029	22,029	22,300	22,300
South Portland, ME	Non-recourse	Jul-23	LIBOR + 2.15%	3,683	3,683	3,819	3,819
Subtotal Net lease				482,496	489,440	265,386	265,386
Multifamily
Memphis, TN	Non-recourse	Apr-23	3.996%	39,600	39,600	39,600	39,600
Southeast Portfolio(16)	Non-recourse	May-23/July-23	4.03%(7)	158,417	158,417	158,417	158,417
Scottsdale, AZ(17)	Non-recourse	Jul-23	4.28%(7)	46,538	46,538	46,538	46,538
Subtotal Multifamily				244,555	244,555	244,555	244,555
Subtotal Mortgage and other notes payable				4,451,694	4,453,206	2,113,334	2,113,334

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				September 30, 2014		December 31, 2013
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 5.48%(7)	$31,389	$29,999	$37,754	$34,886
N-Star III(18)	—	—	—	—	—	100,022	46,090
N-Star V(18)	—	—	—	—	—	202,899	80,897
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.42%(7)	580,368	361,940	629,544	222,310
Subtotal CDO bonds payable—VIE				611,757	391,939	970,219	384,183
Securitization bonds payable:
Securitization 2012-1	Non-recourse	Aug-29	LIBOR+1.86%(7)	61,505	61,531	82,337	82,340
Subtotal Securitization financing transaction				61,505	61,531	82,337	82,340
Credit facilities:
Corporate Revolving Credit Facility(19)	Recourse	Aug-17	LIBOR + 3.50%(7)	450,000	450,000	—	—
Corporate Term Facility(20)	Recourse	Sept-17	4.60%	275,000	275,000	—	—
Loan Facility 1	Non-recourse	Jul-18(21)	5.16%(22)	14,850	14,850	14,850	14,850
Loan Facility 2	Partial Recourse(23)	Mar-18(24)	3.09%(25)	82,738	82,738	55,188	55,188
Subtotal Credit facilities				822,588	822,588	70,038	70,038
Exchangeable senior notes:(26)
7.25% Notes	Recourse	Jun-27(27)	7.25%	12,955	12,955	12,955	12,955
7.50% Notes(28)	—	—	—	—	—	172,500	165,366
8.875% Notes	Recourse	Jun-32(29)	8.875%	1,000	984	13,360	13,068
5.375% Notes	Recourse	Jun-33(30)	5.375%	41,785	36,776	345,000	299,584
Subtotal Exchangeable senior notes				55,740	50,715	543,815	490,973
Junior subordinated notes:(31)
Trust I	Recourse	Mar-35	8.15%	41,240	33,817	41,240	31,342
Trust II	Recourse	Jun-35	7.74%	25,780	21,269	25,780	19,722
Trust III	Recourse	Jan-36	7.81%	41,238	34,021	41,238	31,547
Trust IV	Recourse	Jun-36	7.95%	50,100	41,333	50,100	38,327
Trust V	Recourse	Sept-36	LIBOR + 2.70%(7)	30,100	21,823	30,100	19,866
Trust VI	Recourse	Dec-36	LIBOR + 2.90%(7)	25,100	18,700	25,100	16,943
Trust VII	Recourse	Apr-37	LIBOR + 2.50%(7)	31,459	22,492	31,459	20,290
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%(7)	35,100	25,798	35,100	23,166
Subtotal Junior subordinated notes				280,117	219,253	280,117	201,203
Grand Total				$6,283,401	$5,999,232	$4,059,860	$3,342,071
____________________________________________________________

(1)	Refer to Note 16 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for N-Star CDO I and the Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 15) and amortized cost with regards to the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	In July 2014, the Company repaid the entire principal balance.

(6)
Represents seven separate senior mortgage notes, five with a total principal amount of $357.0 million maturing in May 2019 and two with a total principal balance of $289.5 million maturing in July 2018.

(7)	Contractual interest rate represents a weighted average.

(8)
Represents one senior mortgage note, with a principal amount of $635.0 million, and two separate mezzanine notes, with a total principal amount of $205.0 million, all maturing in June 2016, with three one-year extension options.

(9)
Represents one senior mortgage note, with a principal amount of $167.6 million, and three separate mezzanine notes, with a total principal amount of $44.1 million, all maturing in August 2016, with three one-year extension options.

(10)
Represents one senior mortgage note, with a principal amount of $415.0 million, maturing in October 2016, with three one-year extension options. In October 2014, the Company obtained mezzanine financing with a principal amount of $97.0 million, with an interest rate of LIBOR plus 6.25%, also maturing in October 2016, with three one-year extension options.

(11)	Represents two separate senior mortgage notes, one with a total principal amount of $120.8 million and another with a total principal amount of $116.1 million, both maturing in January 2023.

(12)	Represents eight separate senior mortgage notes, all maturing in May 2023.

(13)
Represents seven separate senior mortgage notes, three with a total principal amount of $16.5 million maturing in December 2021, three with a total principal amount of $248.0 million maturing in January 2024 and one with a total principal amount of $33.0 million maturing in September 2024.

(14)	In October 2014, such borrowings were repaid upon sale of the property.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(15)	Represents two senior mortgage notes, one with a principal amount of $102.7 million maturing in July 2017 and one with a principal amount of $118.4 million, maturing in December 2017.

(16)
Represents seven separate senior mortgage notes, five with a total principal amount of $116.2 million, maturing in May 2023 and two with a total principal amount of $42.2 million, maturing in July 2023.

(17)	Represents two separate senior mortgage notes, one with a principal amount of $28.7 million and another with a principal amount of $17.8 million, both maturing in July 2023.

(18)	In March 2014 and May 2014, the Company deconsolidated N-Star CDOs V and III, respectively, which resulted in the deconsolidation of its CDO bonds payable. Refer to Note 3 for further disclosure.

(19)	Secured by collateral relating to a borrowing base comprised primarily of unlevered CRE debt and securities investments with a carrying value of $696.1 million as of September 30, 2014.

(20)	Represents the fixed rate of 4.60% associated with the initial borrowing under the Corporate Term Facility.

(21)
The initial maturity date is July 30, 2015, with three one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(22)	Represents the weighted average contractual interest rate as of September 30, 2014, which varies based on the asset type and characteristics and ranges from one-month LIBOR plus 3.95% to 5.95%.

(23)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(24)	The maturity is March 11, 2015, with three one-year extensions.

(25)	Contractual interest rate varies based on collateral type and ranges from one-month LIBOR plus 2.50% to 5.00%.

(26)	Principal amount differs from carrying value due to the unamortized premium or discount associated with assumed mortgage notes or the equity component of the exchangeable senior notes.

(27)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2017.

(28)	In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481.1 million principal amount of Senior Notes, which were paid off in cash at maturity on September 30, 2014.

(29)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2019.

(30)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2023 and June 15, 2028.

(31)
Junior subordinated notes Trusts I, II, III and IV have a fixed interest rate for periods ranging from June 2015 to September 2016, when the interest rate will change to floating and reset quarterly at rates ranging from three-month LIBOR plus 2.80% to 3.25%.

The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2014 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Securitization Bonds Payable	Credit Facilities	Exchangeable Senior Notes(1)	Junior Subordinated Notes
October 1 to December 31, 2014	$4,488	$4,488	$—	$—	$—	$—	$—
Years ending December 31:
2015	137,035	137,035	—	—	—	—	—
2016	134,140	134,140	—	—	—	—	—
2017	1,244,999	507,044	—	—	725,000	12,955	—
2018	403,874	306,286	—	—	97,588	—	—
Thereafter	4,358,865	3,362,701	611,757	61,505	—	42,785	280,117
Total	$6,283,401	$4,451,694	$611,757	$61,505	$822,588	$55,740	$280,117
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

Corporate Credit Facilities
In August 2014, the Company and certain of its subsidiaries entered into a corporate revolving credit facility (“Corporate Revolving Credit Facility”) with certain commercial bank lenders, with a total commitment amount of $500.0 million for a three-year term. Corporate Revolving Credit Facility is secured by collateral relating to a borrowing base and also includes guarantees by certain subsidiaries of the Company. As of September 30, 2014, the Company had $50.0 million of available borrowing under Corporate Revolving Credit Facility. Corporate Revolving Credit Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $25.0 million based on the sum of unrestricted cash or cash equivalents and undrawn availability at all times during the term of the Corporate Revolving Credit Facility.
In September 2014, the Company entered into a corporate facility agreement (“Corporate Term Facility”) with a commercial bank lender with respect to the establishment of term borrowings to be made to the Company with an aggregate principal amount of up to $500.0 million. The Corporate Term Facility provides that the Company may enter into one or more credit agreements for term borrowings with varying amounts, borrowing dates, maturities and interest rates, from time to time until

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

September 2015. Borrowings may be prepaid at any time subject to customary breakage costs. In September 2014, the Company entered into a credit agreement providing for an initial term borrowing under Corporate Term Facility in a principal amount of $275.0 million, maturing on September 19, 2017 and with a fixed interest rate of 4.60%. Corporate Term Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.
Loan Facilities
In July 2012, a subsidiary of the Company entered into a credit and security agreement (“Loan Facility 1”) of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 1, the Company agreed to guarantee interest payments and the customary obligations under Loan Facility 1 if either the Company or its affiliates engage in certain customary bad acts. In addition, the Company pledged its interests in its borrowing subsidiary as collateral. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash, or other eligible investments, at all times during the term of Loan Facility 1.
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
As of September 30, 2014, the Company had $157.8 million carrying value of loans financed with $97.6 million on the loan facilities, with $142.4 million of available borrowing under its loan facilities.
During the initial term, the credit facilities act as revolving credit facilities that can be paid down as assets repay or are sold and re-drawn upon for new investments. As of September 30, 2014, the Company was in compliance with all of its financial covenants.
Senior Notes and Exchangeable Senior Notes
In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481.1 million principal amount of senior notes that came due on September 30, 2014 (the “Senior Notes”). In connection with this exchange, the Company recorded a loss of $22.4 million in realized gain (loss) on investments and other in the consolidated statements of operations. On September 30, 2014, the Company repaid the Senior Notes in cash, including interest, in the amount of $488.3 million.
The following table presents the Company’s exchangeable senior notes exchanged for common stock during the nine months ended September 30, 2014 (dollars in thousands):

Date	Exchangeable Senior Notes	Principal Amount Exchanged	Common Shares(1)	Realized Gain (Loss)
January 2014	8.875%	$9,550	814,626	$(2,132)
January 2014	5.375%	137,026	7,059,715	(13,307)
April 2014	5.375%	53,590	2,771,843	(6,830)
July 2014	5.375%	78,255	8,742,983	(14,935)
July 2014	8.875%	2,810	522,474	(696)
August 2014	5.375%	32,994	3,686,234	(5,244)
September 2014	5.375%	1,350	153,691	(207)
Total		$315,575	23,751,566	$(43,351)
___________________________
(1)Adjusted for the Reverse Split effected on June 30, 2014.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Spin-off of Asset Management Business
In connection with the spin-off of the Company’s asset management business, $179.5 million of assets were transferred and $21.1 million of liabilities were assumed by NSAM. Included in the assets transferred was $118.7 million of cash representing the initial capitalization amount of NSAM upon completion of the spin-off, including an amount related to transaction costs to be paid by NSAM. Such transaction costs were expensed by NSAM upon completion of the spin-off and included legal, accounting, tax and other professional services and relocation and start-up costs.
The following table presents a carve-out of revenues and expenses associated with NSAM and included in discontinued operations in the Company’s consolidated statements of operations. Such amounts exclude the effect of any fees that NSAM began earning in connection with the management agreement with the Company upon completion of the spin-off (dollars in thousands):

	Nine Months Ended September 30,
	2014(1)	2013
Total revenues	$56,013	$69,033
Total expenses	62,087	71,893
NSAM income (loss) in discontinued operations	$(6,074)	$(2,860)
__________________

(1)	Represents six months of total revenues and expenses of NSAM included in discontinued operations prior to the spin-off on June 30, 2014.

Total revenues include asset management and other fee income from NSAM Sponsored Companies earned prior to the spin-off. In connection with the spin-off, the advisory agreements between the Company and each of the NSAM Sponsored Companies were terminated and affiliates of NSAM entered into new advisory agreements with each of the NSAM Sponsored Companies on substantially the same terms as those in effect at the time of the spin-off.
Total revenues also include selling commissions and dealer manager fees earned by selling equity in the NSAM Sponsored Companies through NorthStar Securities. As part of the Distribution to NSAM, NorthStar Securities became a subsidiary of NSAM. Pursuant to dealer manager agreements between NorthStar Securities and the NSAM Sponsored Companies, the Company generally received selling commissions of up to 7% of gross offering proceeds raised. The Company reallowed all selling commissions earned to participating broker-dealers. In addition, the Company also generally received a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically reallowed to participating broker-dealers. Total expenses include commission expense representing fees to participating broker-dealers with whom NorthStar Securities has selling agreements and commissions to employees of NorthStar Securities.
In addition, total expenses primarily included an allocation of indirect expenses of the Company to NSAM related to managing the NSAM Sponsored Companies and owning NorthStar Securities, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had the asset management business been run as an independent entity.
11.Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the spin-off of the Company’s asset management business, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to the supervision of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries other than the Company’s CRE loan origination business. The management agreement with NSAM is for an initial term of 20 years and provides for a base management fee and incentive fee.
For the three months ended September 30, 2014, the Company incurred $38.0 million related to the base management fee, which is recorded in due to related party on the consolidated balance sheets. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the six months ended June 30, 2014. The base management fee to NSAM will increase subsequent to September 30, 2014 by 1.5% per annum of the sum of:

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	cumulative net proceeds of all future common equity and preferred equity issued by the Company;

•	equity issued by the Company in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by the Company of common equity, preferred equity or other forms of equity, including but not limited to units in an operating partnership (“LTIP units”) (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”) of the Company in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after completion of the spin-off.

Additionally, the Company’s equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
For the three months ended September 30, 2014, the Company incurred $1.3 million related to the incentive management fee, which is recorded in due to related party on the consolidated balance sheets. The incentive management fee is calculated and payable quarterly in arrears in cash, equal to:

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
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on its behalf. In addition to the Company’s costs and expenses, following the Distribution, the Company is obligated to reimburse NSAM for additional costs and expenses incurred by NSAM for an amount not to exceed the following: (i) 20% of the combined total of: (a) the Company’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses from the Company (“NorthStar Realty G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM, less (ii) the NorthStar Realty G&A. For the three months ended September 30, 2014, NSAM allocated $1.2 million to the Company, which is recorded in due to related party on the consolidated balance sheets.
Investment Opportunities
Under the management agreement, the Company agreed to make available to NSAM for the benefit of NSAM and its managed companies, including the Company, all investment opportunities sourced by the Company. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including the Company and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, the Company is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by the Company, which may include first mortgage

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate.
NSAM provides services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to the Company as it relates to its loan origination business for CRE debt.
Credit Agreement
In connection with the Distribution, the Company entered into a revolving credit agreement with NSAM pursuant to which the Company will make available to NSAM, on an “as available basis,” up to $250 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including the Company, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that the Company’s obligation to advance proceeds to NSAM is dependent upon the Company and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of September 30, 2014, the Company has not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 12). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company. For the three and nine months ended September 30, 2014, the Company did not incur any incentive fees related to Healthcare Strategic Partnership.
N-Star CDOs
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the three months ended September 30, 2014 and 2013, the Company earned $1.3 million and $3.0 million in fee income, respectively, of which $0.6 million and $3.0 million, respectively, were eliminated in consolidation. For the nine months ended September 30, 2014 and 2013, the Company earned $4.5 million and $9.2 million in fee income, respectively, of which $2.0 million and $9.2 million, respectively, were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by the Company.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three and nine months ended September 30, 2014, the Company earned $20.0 million and $53.9 million of interest income from such investments in deconsolidated N-Star CDOs.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Legacy Commercial
In September 2014, the Company entered into a debt and equity investment with Legacy Commercial, comprised of a 40% interest in entities affiliated with Legacy Commercial (refer to Note 7) and loans to certain Legacy Commercial entities totaling $30.0 million (collectively the “Legacy Investment”). C. Preston Butcher, a former director of the Company, held certain preferred and other significant interests in Legacy Commercial and was the chairman of the board of directors and chief executive officer of Legacy Commercial. $14.8 million of the proceeds from the Legacy Investment will be used by the Legacy Commercial Entities for future investments, subject to certain approval rights held by the Company and $15.2 million of the proceeds of the Legacy Investment was used by the Legacy Commercial Entities to redeem the majority of the interests held by Mr. Butcher and a family limited partnership controlled by Mr. Butcher in the Legacy Commercial Entities. The Legacy Investment was made on a pari passu basis with the investment held by the two remaining partners in Legacy Commercial, Mr. Butcher and certain employees of Legacy Commercial. The Company owns 75% of the senior debt and preferred equity and 40% of the common equity issued by the applicable Legacy Commercial Entities. Mr. Butcher and a family limited partnership controlled by Mr. Butcher received total consideration of $30.0 million, of which $14.8 million was in the form of a cash distribution from the Legacy Commercial Entities and $15.2 million was funded from the Legacy Investment. At closing, Mr. Butcher retained a 15.3% indirect interest in the senior debt and 15.3% indirect interest in the preferred equity issued by the applicable Legacy Commercial Entities. In addition, a family limited partnership controlled by Mr. Butcher indirectly owns 10% of the common equity issued by the applicable Legacy Commercial Entities. The transaction also includes up to an additional $10.0 million in future preferred loans from the Company for additional real estate investments, subject to the Company’s approval. In connection with this transaction, Mr. Butcher stepped down as chairman and chief executive officer of Legacy Commercial and retains no ongoing voting or decision making rights.  Subject to certain approval rights held by the Company, Mr. Butcher has been hired as an employee of a Legacy Commercial Entity and Legacy Commercial is now controlled by the two remaining principals. Mr. Butcher retained his ownership interests in Legacy Partners Residential, Inc. and certain other related entities and companies that are not owned by Legacy Commercial or any Legacy Commercial Entity in which the Company is making investments.
In addition, the Company has an interest in four CRE debt investments, two of which are in deconsolidated N-Star CDOs, with a subsidiary of Legacy Partners Realty Fund I, LLC (the “Legacy Fund”) as borrower. Legacy Commercial indirectly owns an equity interest in, and owns the manager of, the Legacy Fund.
Two loans with an aggregate principal amount of $39.6 million were deconsolidated in September 2013 (refer to Note 3), and as a result, the Company no longer records these loans on the consolidated balance sheets. For the three and nine months ended September 30, 2013, the Company recorded an aggregate $0.5 million and $1.6 million, respectively, of interest income in the consolidated statements of operations related to these loans.
The third loan with a principal amount of $38.8 million matures in October 2016 and has two one-year extension options, at the borrower’s option. In March 2014, the Company originated the fourth loan, a senior mortgage loan with a principal amount of $17.3 million and a mezzanine loan with a principal amount of $8.1 million, both of which mature in April 2021. For the three and nine months ended September 30, 2014, the Company recorded an aggregate $1.1 million and $3.2 million, respectively, of interest income in the consolidated statements of operations related to these loans.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

West Point Partners
In June 2014, the Company paid $0.8 million to West Point Partners LLC (“West Point Partners”) in connection with its services facilitating the acquisition of the Innkeepers Portfolio for an aggregate purchase price of approximately $1.1 billion, including all costs, reserves and escrows (refer to Note 4). West Point Partners is a real estate investment and advisory firm based in New York. Sridhar Sambamurthy, who was a member of the board of directors of the Company at the time of such payment, is managing principal and co-founder of West Point Partners and owns a 50% interest in that company and consequently ceased to be independent at that time. Mr. Sambamurthy is no longer a member of the Company’s board of directors.

12.	Equity-Based Compensation
Impact of the Reorganization and Spin-off
The Company has issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the “Stock Plan”) and the NorthStar Realty Executive Incentive Bonus Plan, as amended (the “Plan” and collectively the “NorthStar Realty Equity Plans”). All of the vested and unvested equity-based awards granted by the Company prior to the spin-off remain outstanding following the Reorganization and the spin-off. Appropriate adjustments were made to all awards to reflect the Reorganization, the Reverse Split and the spin-off. Pursuant to the Reorganization, Old LTIP Units were converted into an equal number of shares of common stock of NRFC Sub-REIT Corp. (refer to Note 14) and holders of such shares received an equal number of shares of NSAM’s common stock in connection with the spin-off, all of which generally remain subject to the same vesting and other terms that applied prior to the spin-off. Old LTIP Units that remain subject to vesting are herein referred to as restricted stock. Deferred LTIP Units are equity awards representing the right to receive either LTIP units in the Company’s successor operating partnership or, if such LTIP units are not available upon settlement of the award, shares of common stock of the Company. Other equity and equity-based awards relating to the Company’s common stock, such as RSUs and Deferred LTIP Units, were adjusted to also relate to an equal number of shares of NSAM’s common stock, but otherwise generally remain subject to the same vesting and other terms that applied prior to the spin-off. Vesting conditions for outstanding awards have been adjusted to reflect the impact of NSAM in terms of employment for service based on awards and total stockholder return in terms of performance-based awards with respect to periods after the spin-off.
Following the spin-off, the Company and the compensation committee of its board of directors (the “Committee”) continue to administer all awards issued under the NorthStar Realty Equity Plans but NSAM is obligated to issue shares of NSAM’s common stock or other equity awards of its subsidiaries or make cash payments in lieu thereof or with respect to dividend or distribution equivalent obligations to the extent required by these awards under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of NSAM’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability under the NorthStar Realty Equity Plans.
All of the adjustments made in connection with the Reorganization, Reverse Split and the spin-off were deemed to be equitable adjustments pursuant to anti-dilution provisions in accordance with the terms of the NorthStar Realty Equity Plans. As a result, there was no incremental value attributed to these adjustments and these adjustments do not impact the amount recorded for equity-based compensation expense for the three and nine months ended September 30, 2014 and 2013.

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
As of September 30, 2014, 3,835,743 shares of common stock remain available for issuance pursuant to the Stock Plan, which includes shares reserved for issuance upon settlement of outstanding Deferred LTIP Units and RSUs and 734,568 shares of restricted stock, after giving effect to the Reverse Split. As noted above, in connection with the spin-off, each outstanding Old LTIP Unit received an equal number of shares of NSAM’s common stock and each Deferred LTIP Unit award was adjusted to also relate to an equal number of Deferred LTIP Units in NSAM. Holders of shares of restricted stock or Deferred LTIP Units are entitled to receive dividends or dividend equivalents with respect to both the Company and NSAM on shares of restricted stock and vested and unvested Deferred LTIP Units for as long as such shares and Deferred LTIP Units remain outstanding.
The following table presents the status as of September 30, 2014 and December 31, 2013 of all grants of Old LTIP Units and Deferred LTIP Units. The balance as of September 30, 2014 represents unvested Old LTIP Units (representing shares of restricted stock) and Deferred LTIP Units that are outstanding, whether vested or not (grants in thousands):

	Nine Months Ended		Year Ended
	September 30, 2014		December 31, 2013
	Grants	Weighted Average Grant Price(6)	Grants	Weighted Average Grant Price(6)
Beginning balance(1)(2)	4,609	$14.31	3,114	$13.32
Granted(3)	1,183	30.61	2,166	16.20
Converted to common stock	(647)	17.31	(670)	15.80
Forfeited	(4)	20.48	(1)	10.76
Vested Old LTIP Units converted to common stock in the Reorganization(4)	(3,178)	14.52	—	—
Vesting of restricted stock post-spin	(47)	13.39	—	—
Ending balance/weighted average(5)	1,916	$23.02	4,609	$14.31
____________________________________________________________

(1)	Reflects the balance as of January 1, 2014 and 2013 for the periods ended September 30, 2014 and December 31, 2013, respectively.

(2)
Includes 349,071 Old LTIP Units issued in connection with the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan of which 333,755 Old LTIP Units have been converted. The remaining 15,316 Old LTIP Units were converted to common stock in the spin-off.

(3)	Awards were grants in the form of Old LTIP Units for the year ended December 31, 2013 and Deferred LTIP Units for the nine months ended September 30, 2014.

(4)	Represents vested Old LTIP Units that were converted to the Company’s common stock in connection with the Reorganization.

(5)	Includes 734,568 shares of restricted stock, 201,792 vested Deferred LTIP Units and 978,873 unvested Deferred LTIP Units as of September 30, 2014.

(6)	Amounts have been retrospectively adjusted to reflect the Reverse Split.
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
The portion of the incentive pool for the executive officers was divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit (“Annual Bonus”); (b) a deferred bonus, determined based on the same year’s performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

subject to the participant’s continued employment through each payment date (“Deferred Bonus”); and (c) a long-term incentive in the form of RSUs, LTIP units and/or Deferred LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles and/or total stockholder return hurdles established by the Committee for a three- or four-year period, subject to the participant’s continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the “Long-Term Amount Value”). The Long-Term Amount Value, if any, will be paid in the form of shares of common stock or LTIP units in the Company’s successor operating partnership to the extent available under the NorthStar Realty Equity Plans and, pursuant to adjustments made in connection with the spin-off, an equal number of shares of NSAM’s common stock or, if all or a portion of such shares or LTIP units are not available, in cash (the “Long Term Amount Payout”). These performance based RSUs were adjusted to refer to combined total stockholder return of the Company and NSAM with respect to periods after the spin-off. Old LTIP Units (converted into common stock of the Company in the Reorganization) or Deferred LTIP Units granted as a portion of the long-term incentive are subject to vesting based on continued employment during the performance period, but are not subject to performance-based vesting hurdles. Deferred LTIPS that vest cannot be converted until March 31, 2015.
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
In connection with the incentive pool under the 2012 Plan, the Company issued 704,839 RSUs to executive officers, after giving effect to the Reverse Split, subject to continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2015. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 704,839 Old LTIP Units to executive officers, after giving effect to the Reverse Split, which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date, and which may not be sold prior to December 31, 2015. The Company also granted 289,975 Old LTIP Units (net of forfeitures) to certain non-executive employees, after giving effect to the Reverse Split, which vest quarterly over three years beginning April 2013, subject to continued employment through the applicable vesting date.
In connection with the incentive pool under the 2013 Plan, the Company issued 500,371 RSUs to executive officers, after giving effect to the Reverse Split, subject to continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2016. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 500,371 Deferred LTIP Units to executive officers, after giving effect to the Reverse Split, which vest in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date, and may not be sold prior to December 31, 2016, and 261,577 Deferred LTIP Units, after giving effect to the Reverse Split, which are subject to vesting based on continued employment through December 31, 2015. The Company also granted 276,105 of Deferred LTIP Units (net

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
of forfeitures) to certain non-executive employees, after giving effect to the Reverse Split, which vest quarterly over three years beginning April 2014, subject to continued employment through the applicable vesting date.
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
Summary
The nine months ended September 30, 2014 includes: (i) the Company’s equity-based compensation for the three months ended September 30, 2014 following the spin-off of the Company’s historical asset management business on June 30, 2014; and (ii) the Company’s equity-based compensation for the six months ended June 30, 2014, including an allocation to NSAM recorded to discontinued operations. The Company’s historical equity-based compensation for the nine months ended September 30, 2013 is prepared on the same basis as the six months ended June 30, 2014.
The following table presents equity-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014		2013
NorthStar Realty	$8,478	$2,414	$20,262		$9,102
Allocation to NSAM (1)	—	1,006	13,745		4,513
Total	$8,478	$3,420	$34,007	(2)	$13,615
___________________________________________________________
(1)Recorded in discontinued operations.
(2)Represents $23.4 million related to the NorthStar Realty Equity Plans and $10.6 million related to the NSAM Stock Plan.

13.	Stockholders’ Equity
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
Common Stock
In January 2014, as part of the consideration for the investment in RXR Realty, the Company issued 677,570 shares of its common stock, after giving effect to the Reverse Split, in a private offering to an RXR Realty affiliate. Such amount was granted in December 2013 resulting in an increase to additional paid-in capital in 2013 of $17.7 million. This amount is recorded as a premium on the related CRE debt investments and is amortized to interest income over the life of the debt, using the effective interest method, in the consolidated statements of operations.
In May 2014, the Company issued 17.25 million shares of its common stock at a public offering price of $30.90 per share, after giving effect to the Reverse Split, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $519.2 million.
In June 2014, as part of the consideration for the investment in Aerium, the Company issued 208,819 shares of its common stock in a private offering to an Aerium affiliate at an agreed upon price of $32.52 per share, after giving effect to the Reverse Split, resulting in an increase to additional paid-in capital of $6.8 million or €5 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In June 2014, the Company settled all outstanding warrants in a cashless exercise issuing 799,500 shares of its common stock, after giving effect to the Reverse Split.
In September 2014, the Company issued 15.0 million shares of its common stock at a public offering price of $18.40 per share and received net proceeds of $268.6 million. In connection with this offering, the Company entered into a forward sale agreement with a financial institution to issue an aggregate of 30.0 million shares of its common stock, subject to certain conditions. The forward sale agreement generally provides for settlement on one or more dates specified by the Company on or prior to March 4, 2015, subject to acceleration upon the occurrence of certain events. On a settlement date, if the Company decides to physically settle all or a portion of the forward sale agreement, it will issue common stock to such financial institution at the then-applicable forward sale price multiplied by 0.995. The initial forward sale price is equal to $17.95 per share. The forward sale agreement provides that the forward sale price will be adjusted based on the federal funds rate less the stock loan rate specified in the forward sale agreement and will be decreased by amounts related to expected dividends on the Company’s common stock during the term of the forward sale agreement. Subsequent to September 30, 2014, the Company issued 5.3 million shares of common stock under this forward sale agreement for net proceeds of $93.8 million, with 24.7 million shares of common stock remaining under this forward sale agreement.
Preferred Stock
In May 2014, the Company issued 10.0 million shares of its new 8.75% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), including the over-allotment option, for net proceeds of $241.8 million.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 7,139,923 shares of its common stock, after giving effect to the Reverse Split. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the nine months ended September 30, 2014, the Company issued 7,469 shares of its common stock pursuant to the DRP, after giving effect to the Reverse Split, for gross proceeds of $0.2 million.
Dividends
The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2014:

Common Stock			Preferred Stock
				Dividend Per Share
Declaration Date	Dividend Per Share(1)		Declaration Date	Series A	Series B	Series C	Series D	Series E
February 26	$0.50		January 29	$0.54688	$0.51563	$0.55469	$0.53125	$—
May 7	$0.50		April 30	$0.54688	$0.51563	$0.55469	$0.53125	$—
August 6	$0.50		July 31	$0.54688	$0.51563	$0.55469	$0.53125	$0.5469
October 29	$0.40	(2)	October 29	$0.54688	$0.51563	$0.55469	$0.53125	$0.5469
______________________

(1)	Adjusted for the Reverse Split effected on June 30, 2014.

(2)	Represents the first dividend declared subsequent to the spin-off of NSAM.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
The following table presents EPS for the three and nine months ended September 30, 2014 and 2013 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(46,525)	$(151,027)	$(255,052)	$(127,031)
Net income (loss) attributable to Old LTIP Units non-controlling interest	—	(6,296)	(5,296)	(5,184)
Net income (loss) attributable to common stockholders and Old LTIP Units(1)	$(46,525)	$(157,323)	$(260,348)	$(132,215)
Denominator:(2)
Weighted average shares of common stock	200,427	111,103	178,520	99,705
Weighted average Old LTIP Units(1)	—	4,632	2,749	4,570
Weighted average shares of common stock and Old LTIP Units(3)	200,427	115,735	181,269	104,275
Earnings (loss) per share:(2)
Basic	$(0.23)	$(1.36)	$(1.43)	$(1.27)
Diluted	$(0.23)	$(1.36)	$(1.43)	$(1.27)
____________________________________________________________

(1)
The EPS calculation takes into account Old LTIP Units, which received non-forfeitable dividends from the date of grant, shared equally in the Company’s net income (loss) and converted on a one-for-one basis into common stock. Such Old LTIP Units were converted to common stock, the unvested portion of which remain restricted, in connection with the Reorganization (refer to Note 12).

(2)	Adjusted for the Reverse Split effected on June 30, 2014.

(3)
Excludes the effect of exchangeable senior notes, Deferred LTIP Units, shares under the forward sale agreement and RSUs outstanding that were not dilutive as of September 30, 2014. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to the spin-off, net income (loss) attributable to the non-controlling interest was based on the weighted average Old LTIP Unit holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or Old LTIP Units changed the percentage ownership of both the Old LTIP Unit holders and the Company. Since a unit was generally redeemable for cash or common stock at the option of the Company, it was deemed to be equivalent to common stock. Therefore, such transactions were treated as capital transactions and resulted in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2014, there were no Old LTIP Units outstanding as all were converted to common stock in connection with the Reorganization and the unvested portion remains restricted (refer to Note 12). As of December 31, 2013, Old LTIP Units of 4,608,759 were outstanding, after giving effect to the Reverse Split, representing a 2.9% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the six months ended June 30, 2014 and the nine months ended September 30, 2013 was a loss of $5.3 million and $5.2 million, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended September 30, 2013 was a loss of $6.3 million. Since the Operating Partnership does not exist subsequent to the spin-off, there was no allocation of net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended September 30, 2014. Such amounts exclude 1,135,599 Deferred LTIP Units, after giving effect to the Reverse Split, issued in connection with the Stock Plan.
In connection with the Reorganization, all obligations of the Operating Partnership and NRF Predecessor were assumed by the Company. Immediately following the Reorganization, the Company had, on a consolidated basis, the same assets, business and operations as NRF Predecessor had on a consolidated basis, immediately prior to the Reorganization. The Company accounted for the Reorganization as a reverse merger between entities under common control. The Company did not record any gain or loss related to the Reorganization.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended September 30, 2014 and 2013 was a loss of $1.1 million and an immaterial amount, respectively. Net income (loss) attributable to the other non-controlling interests for the nine months ended September 30, 2014 and 2013 was a loss of $2.1 million and $0.3 million, respectively.
The following table presents net income (loss) attributable to the Company’s common stockholders for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(46,247)	$(152,667)	$(253,841)	$(126,689)
Income (loss) from discontinued operations	(278)	1,640	(1,211)	(342)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(46,525)	$(151,027)	$(255,052)	$(127,031)

15.	Fair Value
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
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value of assets and liabilities accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
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
Investments in Unconsolidated Ventures
The Company accounts for certain investments in unconsolidated ventures at fair value determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets and discount rate. Additionally, the Company accounts for certain CRE debt investments made in connection with certain investments in unconsolidated ventures at fair value (refer to Note 7), which is determined based on comparing the current yield to the estimated yield for newly originated loans with similar credit risk. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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
Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds	$—	$—	$851,073	$851,073
Investments in unconsolidated ventures(1)	—	—	281,684	281,684
Real estate securities, available for sale:
N-Star CDO bonds	—	—	267,273	267,273
N-Star CDO equity	—	—	134,775	134,775
CMBS and other securities	—	17,330	34,062	51,392
CRE securities in N-Star CDOs
CMBS	—	329,135	49,945	379,080
Third-party CDO notes	—	—	27,121	27,121
Agency debentures	—	36,077	—	36,077
Unsecured REIT debt	—	9,417	—	9,417
Trust preferred securities	—	—	5,925	5,925
Subtotal CRE securities in N-Star CDOs	—	374,629	82,991	457,620
Subtotal real estate securities, available for sale	—	391,959	519,101	911,060
Derivative assets	—	2,540	—	2,540
Total assets	$—	$394,499	$1,651,858	$2,046,357
Liabilities:
CDO bonds payable	$—	$—	$391,939	$391,939
Junior subordinated notes	—	—	219,253	219,253
Derivative liabilities	—	20,398	—	20,398
Total liabilities	$—	$20,398	$611,192	$631,590
_____________________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds	$—	$—	$586,018	$586,018
Investments in unconsolidated ventures(1)	—	—	192,419	192,419
Real estate securities, available for sale:
N-Star CDO bonds	—	—	205,287	205,287
N-Star CDO equity	—	—	158,274	158,274
CMBS and other securities	—	20,694	25,981	46,675
CRE securities in N-Star CDOs
CMBS	—	507,725	64,576	572,301
Third-party CDO notes	—		24,931	24,931
Agency debentures	—	29,540	—	29,540
Unsecured REIT debt	—	9,521	—	9,521
Trust preferred securities	—	—	5,791	5,791
Subtotal CRE securities in N-Star CDOs	—	546,786	95,298	642,084
Subtotal real estate securities, available for sale	—	567,480	484,840	1,052,320
Derivative assets	—	3,469	—	3,469
Total assets	$—	$570,949	$1,263,277	$1,834,226
Liabilities:
CDO bonds payable	$—	$—	$384,183	$384,183
Junior subordinated notes	—	—	201,203	201,203
Derivative liabilities	—	52,204	—	52,204
Total liabilities	$—	$52,204	$585,386	$637,590
_____________________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30, 2014
	Investments in Private Equity Funds	Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2014	$586,018	$192,419	$484,840	$384,183	$201,203
Transfers into Level 3(2)	—	—	16,368	—	—
Purchases / borrowings / amortization / contributions	363,177	83,341	45,920	—	—
Sales	—	—	(54,131)	—	—
Paydowns / distributions	(188,939)	(1,374)	(50,016)	(60,042)	—
Repurchases	—	—	—	—	—
Gains:
Equity in earnings of unconsolidated ventures	90,817	7,298	—	—	—
Unrealized gains included in earnings	—	—	56,522	—	—
Realized gains included in earnings	—	—	17,946	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	67,974	—	—
Deconsolidation of N-Star CDOs(3)	—	—	8,805	(122,486)	—
Losses:
Unrealized losses included in earnings	—	—	(48,252)	190,176	18,050
Realized losses included in earnings	—	—	(2,902)	108	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(2,904)	—	—
Deconsolidation of N-Star CDOs(3)	—	—	(21,069)	—	—
September 30, 2014	$851,073	$281,684	$519,101	$391,939	$219,253
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$—	$—	$8,330	$(190,176)	$(18,050)
____________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2013 (dollars in thousands):

	Year Ended December 31, 2013
	Investments in Private Equity Funds	Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2013	$—	$—	$338,213	$1,999,470	$197,173
Transfers into Level 3(2)	—	—	7,788	—	—
Transfers out of Level 3(2)	—	—	(108,143)	—	—
Purchases / borrowings / amortization / contributions	747,564	192,209	23,594	43,983	—
Sales	—	—	(40,328)	—	—
Paydowns / distributions	(244,138)	—	(54,971)	(647,947)	—
Repurchases	—	—	—	(44,221)	—
Gains:
Equity in earnings of unconsolidated ventures	82,592	210	—	—	—
Unrealized gains included in earnings	—	—	68,794	—	—
Realized gains included in earnings	—	—	15,179	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	3,098	—	—
Deconsolidation of N-Star CDOs(3)	—	—	350,886	(1,656,857)	—
Losses:
Unrealized losses included in earnings	—	—	(19,523)	106,622	4,030
Realized losses included in earnings	—	—	(5,601)	26,697	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(4,138)	—	—
Deconsolidation of N-Star CDOs(3)	—	—	(90,008)	556,436	—
December 31, 2013	$586,018	$192,419	$484,840	$384,183	$201,203
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$—	$—	$20,746	$(106,622)	$(4,030)
____________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

(3)	Represents amounts recorded as a result of the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.
There were no transfers, other than those identified in the table above, during the periods ended September 30, 2014 and December 31, 2013.
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
For the nine months ended September 30, 2014, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Range
Investments in private equity funds	$851,073	Discounted Cash Flow Model	Discount Rate	15% - 27%
Investments in unconsolidated ventures(1)	$281,684	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	10% - 30%
N-Star CDO equity	$134,775	Discounted Cash Flow Model	Discount Rate	18% - 20%

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

_________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)	Includes timing and amount of expected future cash flows.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets and liabilities using such Level 3 inputs.
Fair Value Option
The Company has historically elected to apply the fair value option for the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities financed in N-Star CDOs; CDO bonds payable; and junior subordinated notes. Given past market volatility the Company had observed that the impact of electing the fair value option would generally result in additional variability to the Company’s consolidated statements of operations which management believes is not a useful presentation for such financial assets and liabilities. Therefore, the Company more recently has not elected the fair value option for new investments in CRE securities and securitization financing transactions. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, certain investments in unconsolidated ventures (refer to Note 7) and N-Star CDO equity, the Company elected the fair value option because management believes it is a more useful presentation for such investments. The Company determined recording such investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment.
The following table presents the fair value of financial instruments for which the fair value option was elected as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Assets:
Investments in private equity funds	$851,073	$586,018
Investments in unconsolidated ventures(1)	281,684	192,419
Real estate securities, available for sale:(2)
N-Star CDO equity	134,775	158,274
CMBS and other securities	41,917	30,642
CRE securities in N-Star CDOs
CMBS	379,080	572,301
Third-party CDO notes	27,120	24,931
Agency debentures	36,079	29,540
Unsecured REIT debt	9,417	9,521
Trust preferred securities	5,924	5,791
Subtotal CRE securities in N-Star CDOs	457,620	642,084
Subtotal real estate securities, available for sale	634,312	831,000
Total assets	$1,767,069	$1,609,437
Liabilities:
CDO bonds payable	$391,939	$384,183
Junior subordinated notes	219,253	201,203
Total liabilities	$611,192	$585,386
___________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
September 30, 2014 excludes 36 CRE securities including $267.3 million of N-Star CDO bonds and $9.4 million of CRE securities, for which the fair value option was not elected. December 31, 2013 excludes 36 CRE securities including $205.3 million of N-Star CDO bonds and $16.0 million of CRE securities, for which the fair value option was not elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of September 30, 2014 (dollars in thousands):

	Fair Value	Amount Due Upon Maturity	Difference
CDO bonds payable	$391,939	$611,757	$(219,818)
Junior subordinated notes	219,253	280,117	(60,864)
Total	$611,192	$891,874	$(280,682)
The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.
Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Assets:
Real estate securities, available for sale	$(6,667)	$(35,924)	$3,671	$86,344
Foreign currency remeasurement(1)	(2,927)	2,226	(3,727)	1,326
Liabilities:
CDO bonds payable	(8,397)	44,070	(190,176)	(105,359)
Junior subordinated notes	2,193	28,338	(18,050)	4,894
Subtotal(2)	(15,798)	38,710	(208,282)	(12,795)
Derivatives	3,523	(8,540)	7,755	29,661
Total	$(12,275)	$30,170	$(200,527)	$16,866
____________________________________________________________

(1)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.

(2)	Represents financial assets and liabilities for which the fair value option was elected.
The remaining amount recorded to unrealized gains (losses) on investments and other in the consolidated statements of operations relates to net cash payments on interest rate swaps (refer to Note 16).
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$1,179,449	$1,144,356	$1,147,316	$1,085,280	$1,031,078	$1,026,709
Real estate securities, available for sale(2)	1,552,059	911,060	911,060	2,090,726	1,052,320	1,052,320
Derivative assets(2)(3)	1,735,557	2,540	2,540	478,688	3,469	3,469
Financial liabilities:(1)
Mortgage and other notes payable	$4,451,694	$4,446,262	$4,450,283	$2,133,334	$2,113,334	$2,107,110
CDO bonds payable(2)	611,757	391,939	391,939	970,219	384,183	384,183
Securitization bonds payable	61,505	61,531	61,467	82,337	82,340	82,517
Credit facilities	822,588	822,588	822,588	70,038	70,038	70,038
Exchangeable senior notes	55,740	50,715	100,537	543,815	490,973	909,601
Junior subordinated notes(2)	280,117	219,253	219,253	280,117	201,203	201,203
Derivative liabilities(2)(3)	320,192	20,398	20,398	674,418	52,204	52,204
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to the “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of September 30, 2014 and December 31, 2013.
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
Credit Facilities
As of the reporting date, the Company believes the carrying value of its credit facilities approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR / Forward Rate		Range of Maturity
As of September 30, 2014:
Interest rate swaps	12	$320,192	$(20,398)	(2)	0.62% - 5.25%		January 2015 - July 2018
Interest rate caps/floors	14	1,653,997	2,028		2.50% - 5.00%		January 2015 - December 2017
Foreign currency forward	1	81,560	512		1.63	(3)	October 2014
Total	27	$2,055,749	$(17,858)
As of December 31, 2013:
Interest rate swaps	19	$674,418	$(52,204)	(2)	4.27% - 5.25%		May 2014 - July 2018
Interest rate caps/floors	3	478,688	3,469		1.64% - 5.00%		July 2014 - January 2015
Total	22	$1,153,106	$(48,735)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of September 30, 2014 and December 31, 2013.

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

(3)	Represents a forward settlement rate of U.S. Dollar to British Pound Sterling.
The change in number and notional amount of interest rate swaps from December 31, 2013 primarily relates to the decrease from deconsolidation of N-Star CDOs III and V (refer to Note 3) and contractual notional amortization, offset by an interest rate swap assumed in connection with the Formation Portfolio. The change in number and notional amount of interest rate caps/floors from December 31, 2013 primarily relates to the assumption of and new caps in connection with the Formation Portfolio, Innkeepers Portfolio and K Partners Portfolio. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2014 and December 31, 2013.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate caps/floors/foreign currency forward	Derivative assets	$2,540	$3,469
Interest rate swaps	Derivative liabilities	$20,398	$52,204

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Operations Location	2014	2013	2014	2013
Amount of gain (loss) recognized in earnings:
Adjustment to fair value interest rate swaps	Unrealized gain (loss) on investments and other	$3,523	$(8,540)	$7,755	$29,661
Net cash payment for interest rate swaps	Unrealized gain (loss) on investments and other	$(3,102)	$(11,379)	$(13,795)	$(44,053)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense on debt and securities	$(228)	$(1,172)	$(686)	$(4,656)
Reclassification of swap gain (loss) into gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	Gain (loss) from deconsolidation of N-Star CDOs	$—	$(15,246)	$—	$(15,246)
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of September 30, 2014 and December 31, 2013.

17.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
18.Segment Reporting
The Company currently conducts its business through the following five segments (excluding the asset management business which the Company spun off on June 30, 2014 which is no longer a separate operating segment), based on how management reviews and manages its business:

•
Real Estate - The real estate business concentrates on various types of investments in commercial real estate located throughout the United States and internationally that includes healthcare, hotel, manufactured housing communities, net lease, multifamily and international properties. In addition, it includes PE Investments diversified by property type and geography.

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

•
Manufactured Housing - The manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes either for sale or rented and receivables related to the financing on homes sold to residents.

•	Net Lease - The net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants.

•	Multifamily - The multifamily portfolio primarily focuses on owning properties located in suburban markets that are best suited to capture the formation of new households.

•	International - The Company is expanding outside the United States and seeks to invest in various types of commercial real estate assets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	Other - The Company may pursue other real estate opportunities such as the Company’s recent acquisition of multi-tenant office properties.

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

•
N-Star CDOs - The Company historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. All of the Company’s CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, this distinct business is a significantly smaller portion of its business today than in the past. As of September 30, 2014, only N-Star securities CDOs I and IX continue to be consolidated. Refer to Note 3 for further disclosure regarding deconsolidated N-Star CDOs. The Company continues to receive collateral management fees related to administrative responsibilities for deconsolidated N-Star CDO financing transactions, which are recorded in other revenue and included in the N-Star CDOs segment.

•	Corporate - The corporate segment includes corporate level interest income, interest expense and general and administrative expenses.
The Company primarily generates revenue from rental income from its real estate properties, operating income from healthcare and hotel properties permitted by the RIDEA and net interest income on the CRE debt and securities portfolios. Additionally, the Company records equity in earnings of unconsolidated ventures, including from PE Investments. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
Prior to the spin-off of its asset management business, the Company generated fee income from asset management activities. The asset management segment represents the consolidated results of operations and balance sheet of such asset management business which was transferred to NSAM in connection with the spin-off. Amounts related to the asset management business are reported in discontinued operations and include an allocation of indirect expenses related to managing the NSAM Sponsored Companies and owning NorthStar Securities, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had the asset management business been run as an independent entity.
The following tables present segment reporting for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Statement of Operations:					N-Star CDOs(1)
Three months ended September 30, 2014:	Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Consolidated Total
Rental and escalation income	$86,636		$—	$—	$279	$—		$86,915
Hotel related income	79,194		—	—	—	—		79,194
Resident fee income	25,027		—	—	—	—		25,027
Net interest income on debt and securities	1,222	(3)	40,102	17,979	17,274	1,359	(4)	77,936
Income (loss) from operations	(44,154)	(5)	38,291	21,456	15,832	(64,675)		(33,250)
Equity in earnings (losses) of unconsolidated ventures	35,609		2,625	—	—	—		38,234
Income (loss) from continuing operations	(7,511)		38,700	25,254	1,344	(84,118)		(26,331)
Income (loss) from discontinued operations	(278)		—	—	—	—		(278)
Net income (loss)	(7,789)		38,700	25,254	1,344	(84,118)		(26,609)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:					N-Star CDOs(1)
Three months ended September 30, 2013:	Real Estate		CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate		Asset Management(2)	Consolidated Total
Rental and escalation income	$60,318		$260	$—	$10,983	$388	$—		$—	$71,949
Net interest income on debt and securities	221	(3)	12,512	11,543	10,371	21,399	8,963	(4)	—	65,009
Income (loss) from operations	(10,319)	(5)	12,452	11,406	4,732	34,880	(20,479)		—	32,672
Equity in earnings (losses) of unconsolidated ventures	29,826		1,256	—	(69)	—	—		—	31,013
Income (loss) from continuing operations	19,498		15,933	45,895	(268,950)	36,376	7,859		—	(143,389)
Income (loss) from discontinued operations	22		—	—	—	—	—		1,618	1,640
Net income (loss)	19,520		15,933	45,895	(268,950)	36,376	7,859		1,618	(141,749)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments. $1.3 million and $3.0 million of collateral management fees were earned from CDO financing transactions for the three months ended September 30, 2014 and 2013, respectively, of which $0.6 million and $3.0 million, respectively, were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Represents the consolidated statements of operations of NSAM reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 10).

(3)	Primarily represents interest income earned from notes receivable on manufactured homes.

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(5)
Includes depreciation and amortization of $51.3 million and $27.6 million for the three months ended September 30, 2014 and 2013, respectively. The three months ended September 30, 2014 also includes $41.4 million of transaction costs.

Statement of Operations:					N-Star CDOs(1)
Nine months ended September 30, 2014:	Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Asset Management(2)	Consolidated Total
Rental and escalation income	$233,166		$—	$—	$950	$—		$—	234,116
Hotel related income	101,720		—	—	—	—		—	101,720
Resident fee income	40,087		—	—	—	—		—	40,087
Net interest income on debt and securities	3,589	(3)	105,624	64,001	44,740	8,139	(4)	—	226,093
Income (loss) from operations	(87,258)	(5)	103,194	65,962	44,301	(123,304)		—	2,895
Equity in earnings (losses) of unconsolidated ventures	93,087		8,319	—	—	—		—	101,406
Income (loss) from continuing operations	1,770		108,586	72,284	(176,395)	(209,459)		—	(203,214)
Income (loss) from discontinued operations	(915)		—	—	—	—		(6,074)	(6,989)
Net income (loss)	855		108,586	72,284	(176,395)	(209,459)		(6,074)	(210,203)

Statement of Operations:					N-Star CDOs(1)
Nine months ended September 30, 2013:	Real Estate		CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate		Asset Management(2)	Consolidated Total
Rental and escalation income	$142,069		$260	$—	$30,947	$862	$—		$—	$174,138
Net interest income on debt and securities	676	(3)	27,836	23,917	37,820	58,293	36,965	(4)	—	185,507
Income (loss) from operations	(11,078)	(5)	27,693	32,275	17,046	67,984	(43,287)		—	90,633
Equity in earnings (losses) of unconsolidated ventures	52,188		3,074	—	(817)	—	—		—	54,445
Income (loss) from continuing operations	53,330		32,093	68,430	(302,344)	95,920	(37,459)		—	(90,030)
Income (loss) from discontinued operations	291		—	—	—	—	—		(2,860)	(2,569)
Net income (loss)	53,621		32,093	68,430	(302,344)	95,920	(37,459)		(2,860)	(92,599)
_______________________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments. $4.5 million and $9.2 million of collateral management fees were earned from CDO financing transactions for the nine months ended September 30, 2014 and 2013, respectively, of which $2.0 million and $9.2 million, respectively, were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Represents the consolidated statements of operations of NSAM reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 10).

(3)	Primarily represents interest income earned from notes receivable on manufactured homes.

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(5)
Includes depreciation and amortization of $110.4 million and $52.7 million for the nine months ended September 30, 2014 and 2013, respectively. The nine months ended September 30, 2014 also includes $81.1 million of transaction costs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents total assets by segment as of September 30, 2014 and December 31, 2013 (dollars in thousands):

				N-Star CDOs(1)
Total Assets	Real Estate	CRE Debt	CRE Securities	CRE Securities	Asset Management(2)	Corporate	Consolidated Total
September 30, 2014	$7,349,016	$1,319,466	$459,951	$515,746	$—	$226,594	$9,870,773
December 31, 2013	$3,343,402	$1,211,079	$418,837	$727,875	$31,709	$627,148	$6,360,050
______________________________________

(1)	Based on CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

(2)	Represents the consolidated balance sheet of NSAM (refer to Note 10). NSAM was spun off from the Company as of June 30, 2014.

19.Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Assumption of mortgage notes payable upon acquisition of operating real estate	$870,871	$—
Conversion of exchangeable senior notes	310,463	—
Exchangeable senior notes exchanged for Senior Notes (refer to Note 9)	296,382	—
PE Investment IX purchase price payable	186,454	—
Reclassification of operating real estate to deferred costs and intangible assets	132,197	18,375
Contribution from non-controlling interests	73,486	—
Escrow deposit payable related to CRE debt investments	50,360	62,811
Net assets distributed in spin-off of asset management business (refer to Note 10)	39,709	—
Reclassification of operating real estate to assets of properties held for sale	22,323	—
CRE debt investment payoff due from servicer	19,874	15,600
Conversion of Old LTIP Units (refer to Note 12)	18,611	—
Reclassification of CRE debt investment to held for sale	15,223	—
Reclassification of operating real estate to other assets	14,141	60,621
Issuance of common stock related to transactions (Refer to Note 13)	6,803	—
Non-cash related to PE Investments	1,847	44,021
Dividends payable related to RSUs	1,143	—
Acquisition of operating real estate / reduction of CRE debt investments (1)	—	135,361
Equity component of 5.375% Notes	—	45,740
Increase in restricted cash(1)	—	6,065
____________________________________________________________

(1)	Non-cash activity occurred in connection with taking title to collateral.

20.	Subsequent Events
Dividends
On October 29, 2014, the Company declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on November 14, 2014 to stockholders of record as of the close of business on November 10, 2014. On October 29, 2014, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.5469 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on November 17, 2014 to stockholders of record as of the close of business on November 10, 2014.
Griffin-American Healthcare REIT II, Inc.
On August 5, 2014, the Company and Griffin-American Healthcare REIT II, Inc. (“Griffin-American”) announced that the board of directors of both companies unanimously approved a definitive merger agreement under which the Company will acquire all of the outstanding shares of Griffin-American in a stock and cash transaction valued at $4 billion, including approximately $600 million of financing. Griffin-American is a non-traded REIT focused on medical office buildings, senior housing and other healthcare-related facilities and is co-sponsored by American Healthcare Investors LLC and Griffin Capital Corporation.
Griffin-American’s diversified portfolio is comprised of 296 healthcare-related real estate properties which are predominantly medical office buildings (43%) and senior housing facilities (30%) in the United States and the United Kingdom. Subject to the terms and conditions of the merger agreement, Griffin-American stockholders will receive $11.50 per Griffin-American share comprising: (i) $7.75 per share in cash; and (ii) $3.75 per share in the Company’s common stock. The common stock portion will be subject to a collar such that Griffin-American stockholders will receive 0.1859 shares of common stock if the Company’s stock price is above $20.17 per share at closing and 0.2344 shares of common stock if the Company’s stock price is below $16.00 at closing. If the Company’s stock price at closing is between $16.00 and $20.17 per share, Griffin-American stockholders will receive a number of the Company’s common stock between 0.1859 and 0.2344, equal to $3.75 in value. Transaction costs, including the Griffin-American promote, are expected to be approximately $130 million. The merger with Griffin-American is expected to close in the fourth quarter of 2014.
Additionally, on October 22, 2014, NorthStar Healthcare entered into a purchase and sale agreement with the Company pursuant to which NorthStar Healthcare agreed to acquire an equity interest in the Griffin-American healthcare real estate portfolio in connection with the completion of the merger of Griffin-American with and into a subsidiary of the Company. NorthStar Healthcare will acquire the interest for $100 million in cash, including its pro rata share of associated transaction costs, through a joint venture with the Company and will be purchased at the Company’s cost basis and is expected to represent an approximate 8.3% interest in the portfolio.
Inland Portfolio
In September 2014, the Company entered into an agreement to acquire a $1.1 billion hotel portfolio (“Inland Portfolio”) from Inland American Real Estate Trust. The Inland Portfolio is comprised of 48 upscale extended stay and select service hotels with approximately 6,400 rooms. The Company is acquiring the Inland Portfolio in a joint venture with Chatham where the Company will have an approximate 90% ownership interest. The Company recorded $9.4 million of estimated transaction costs in the third quarter 2014 in connection with this transaction.

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
Introduction
NorthStar Realty Finance Corp. is a diversified commercial real estate company. We invest in multiple asset classes across commercial real estate, or CRE, that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and in turn build long-term franchise value. Effective June 30, 2014, we are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), or NSAM. We are a Maryland corporation and completed our initial public offering in October 2004. We conduct our operations so as to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes.
Spin-off of Asset Management Business
On June 30, 2014, we completed our previously announced spin-off of our asset management business into a separate publicly-traded company, NSAM, in the form of a tax-free distribution, or the Distribution. In connection with the Distribution, each of our common stockholders received shares of NSAM’s common stock on a one-for-one basis, after giving effect to a one-for-two reverse stock split of our common stock, or Reverse Split. Upon completion of the spin-off, our asset management business is owned and operated by NSAM and we are externally managed by an affiliate of NSAM through a management contract with an initial term of 20 years. Subsequent to the spin-off, we continue to operate our commercial real estate debt origination business. Most of our employees at the time of the spin-off became employees of NSAM and executive officers, employees engaged in our loan origination business at the time of the spin-off and certain other employees became co-employees of both us and NSAM. Affiliates of NSAM also manage our previously sponsored non-traded REITs: NorthStar Real Estate Income Trust, Inc., or NorthStar Income, NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and NorthStar Real Estate Income II, Inc., or NorthStar Income II, collectively referred to as the NSAM Sponsored Companies. In addition, NSAM owns NorthStar Realty Securities, LLC, or NorthStar Securities, our previously owned captive broker-dealer platform, and performs other asset management-related services.
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
Griffin-American
On August 5, 2014, we and Griffin-American Healthcare REIT II, Inc., or Griffin-American, announced that the board of directors of both us and Griffin-American unanimously approved a definitive merger agreement under which we will acquire all of the outstanding shares of Griffin-American in a stock and cash transaction valued at $4 billion, including approximately $600 million of borrowings. Griffin-American is a non-traded REIT focused on medical office buildings, senior housing and other healthcare-related facilities and is co-sponsored by American Healthcare Investors LLC and Griffin Capital Corporation. The merger with Griffin-American is expected to close in the fourth quarter of 2014. Refer to the Recent Developments section below for further discussion of the merger with Griffin-American. Additionally, in October 2014, we entered into a purchase and sale agreement with NorthStar Healthcare pursuant to which it agreed to acquire an 8.3% equity interest in the Griffin-American healthcare real estate portfolio in connection with the merger for $100 million in cash.
Summary of Business
Our primary business lines are as follows:

•
Real Estate - Our real estate business concentrates on various types of investments in commercial real estate located throughout the United States and internationally that includes healthcare, hotel, manufactured housing communities, net lease, multifamily and international properties. In addition, it includes limited partnership interests in real estate private equity funds, or PE Investments, diversified by property type and geography.

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

•
Manufactured Housing - Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes for sale or rented and receivables related to the financing on homes sold to residents.

•	Net Lease - Our net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants.

•	Multifamily - Our multifamily portfolio primarily focuses on owning properties located in suburban markets that are best suited to capture the formation of new households.

•	International - We are expanding outside the United States and seek to invest in various types of commercial real estate assets.

•	Other - We may pursue other real estate opportunities such as our recent acquisition of multi-tenant office properties.

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
To date in 2014, we have issued aggregate net capital of $1.1 billion, including $882 million from the issuance of common equity and $242 million from the issuance of preferred equity. In addition, 24.7 million shares of common stock remain available under a forward sale agreement representing aggregate net proceeds of $432 million. Furthermore, we expect to issue $1.1 billion of common equity related to the Griffin-American acquisition. In 2013, we issued aggregate net capital of $1.9 billion, including $1.4 billion from the issuance of common equity, $193 million from the issuance of preferred stock and $335 million from the issuance of exchangeable senior notes.
We predominantly use investment-level financing as part of our strategy to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders. We pursue a variety of financing arrangements such as mortgage notes and securitization financing transactions. In addition, we use corporate-level financing such as credit facilities and other term borrowings. We generally seek to limit our reliance on recourse borrowings. Borrowing levels for our CRE investments may be dependent upon the nature of the assets and the related financing that is available.
The current availability of attractive long-term, non-recourse, non mark-to-market, assignable financing through the CMBS and agency financing markets has bolstered opportunities to acquire real estate. For longer duration, stable investment cash flows such as those derived from net lease assets, we tend to use fixed rate financing. For investment cash flows with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow and potential increases in interest rates.
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $240 million. Then, in November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitization financing transactions, or Securitization 2012-1 and Securitization 2013-1, respectively, collectively referred to as the Securitization Financing Transactions, to provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments.
With respect to corporate-level financing, in August 2014, we entered into a revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. As of September 30, 2014, $50 million of financing remains available under our revolving credit facility. In September 2014, we entered into a term facility with a commercial bank lender with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of September 30, 2014, $225 million of financing remains available under our term credit facility.
We also historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. In addition, we acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO, or CSE CDO, and the CapLease 2005-1 CDO, or CapLease CDO. All of our loan CDOs were deconsolidated in 2013 and currently only N-Star securities CDOs I and IX continue to be consolidated. The remaining CDOs are past their reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. Refer to “Liquidity and Capital Resources” for a further discussion of our legacy CDO business.
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
Our Investments
The following table presents our assets as of September 30, 2014, adjusted for the Griffin-American merger and acquisitions and agreements to purchase real estate through November 7, 2014 (refer to Recent Developments) (dollars in thousands):

	Amount(1)%
Real Estate
Healthcare	$5,776,122	35.1%
Hotel	3,043,216	18.5%
Manufactured housing communities	1,554,917	9.5%
Net lease	785,523	4.8%
Multifamily	371,785	2.3%
International	100,245	0.6%
Other	56,950	0.3%
Subtotal	11,688,758	71.1%
Private equity fund investments	1,137,336	6.9%
Corporate investments(2)	157,695	1.0%
Total real estate	12,983,789	79.0%
CRE Debt
First mortgage loans	460,175	2.8%
Mezzanine loans	113,386	0.7%
Subordinate interests	204,428	1.2%
Corporate loans	360,343	2.2%
Subtotal	1,138,332	6.9%
CRE debt of consolidated N-Star CDOs	41,117	0.3%
Other	37,295	0.2%
Total CRE debt	1,216,744	7.4%
CRE Securities
N-Star CDO bonds(3)	554,667	3.4%
N-Star CDO equity	146,754	0.9%
Other securities	108,995	0.6%
Total CRE securities	810,416	4.9%
Subtotal	15,010,949	91.3%
Assets underlying deconsolidated CRE Debt CDOs(4)	1,422,289	8.7%
Grand total	$16,433,238	100.0%
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

(2)	Represents our investments in RXR Realty LLC, or RXR Realty, Aerium Group, or Aerium, and Legacy Partners Commercial LLC, or Legacy Commercial.

(3)	Includes N-Star CDO bonds with a principal amount of $85 million related to CRE securities CDOs that are eliminated in consolidation.

(4)
Includes assets of deconsolidated CRE debt CDOs, referred to as N-Star CDOs. Based on the respective remittance report issued on date nearest to September 30, 2014. This amount excludes $617 million of aggregate N-Star CDO equity and N-Star CDO bonds included in CRE securities.

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
Real Estate
Overview
As part of our real estate strategy, we explore a variety of real estate investments. Opportunities to purchase real estate have been bolstered by attractive long-term, non-recourse, non mark-to-market financing available through CMBS and agency financing markets. Our portfolio is currently comprised of healthcare, hotel, manufactured housing communities, net lease, multifamily properties and international real estate. We also invest in other opportunistic real estate investments such as indirect interests in real estate through real estate private equity funds and acquire healthcare and hotel property owned through structures permitted by RIDEA, where we participate directly in the operational cash flow of a property.  Our real estate equity investments that operate under the RIDEA structure generate resident and hotel guest related income from short-term residential agreements and incur customary related operating expenses.
Our Portfolio
As of September 30, 2014, $13.0 billion, or 79.0%, of our assets were invested directly in real estate properties and indirectly through our PE Investments and our corporate interests.
The following table presents our direct investments in real estate properties as of September 30, 2014, adjusted for the Griffin-American merger and acquisitions and agreements to purchase through November 7, 2014 (refer to Recent Developments) (dollars in thousands):

Type	Number	Amount(1)%
Healthcare(2)
Medical office building	147	$1,949,535	16.7%
Assisted living facilities-Net Lease	127	1,300,856	11.1%
Skilled nursing facilities	108	1,300,143	11.1%
Assisted living facilities-RIDEA	67	966,739	8.3%
Hospital	14	258,849	2.2%
Subtotal	463	5,776,122	49.4%
Hotel	155	3,043,216	26.0%
Manufactured housing communities	123	1,554,917	13.3%
Net lease
Industrial	35	410,376	3.5%
Office(3)	19	310,644	2.7%
Retail	10	64,503	0.6%
Subtotal	64	785,523	6.8%
Multifamily(4)	12	371,785	3.2%
International
UK Office	1	100,245	0.9%
Other	4	56,950	0.4%
Total	822	$11,688,758	100.0%
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $237 million related to net intangibles and other assets and liabilities. Additionally, includes $72 million of manufactured homes, $45 million of notes receivable and $187 million of escrows and other assets.

(2)	Includes our pending $4.1 billion merger with Griffin-American.

(3)	Includes our interest in a joint venture that owns a net lease property of $27 million.

(4)	The multifamily portfolio represents the entire property in joint ventures that are consolidated, which includes an aggregate $37 million of joint venture partner interests.
Healthcare Properties
As of September 30, 2014, $5.8 billion, or 35.1%, of our assets were invested in healthcare properties, including the pending merger with Griffin-American. As of September 30, 2014, the healthcare portfolio, including the Griffin-American assets, was 96% leased to third-party operators, with a weighted average lease coverage of 1.6x and a 8.5 year weighted average remaining lease term.
The following table summarizes our healthcare portfolio, including the pending merger with Griffin-American, as of September 30, 2014 (dollars in millions):

		Purchase		Properties							Ownership
Acquisition Date	Name	Price		ALF	MOB	SNF	Other	Primary Locations	Equity		Interest
May 2014	Formation Portfolio	$1,061	(1)	44	—	36	—	FL, IL, OR, TX	$358		86%
Expected in the fourth quarter 2014 (2)	Griffin-American	4,136		91	146	45	14	Various	1,100		92%
Various	Existing portfolio (3)	579		59	1	27	—	Various	142	(4)	100%
	Total	$5,776		194	147	108	14		$1,600
_______________________________________

(1)	Includes all transaction costs, escrows and reserves.

(2)
In August 2014, we announced that we entered into a definitive agreement to acquire Griffin-American. Additionally, in October 2014, NorthStar Healthcare entered into a purchase and sale agreement with us pursuant to which it agreed to acquire an 8.3% equity interest in the Griffin-American healthcare real estate portfolio in connection with the completion of the merger (refer to Recent Developments).

(3)	Represents healthcare facilities acquired prior to 2014.

(4)	Represents current equity based on cost less borrowings as of September 30, 2014.
The following presents our healthcare portfolio’s diversity across property type and type of net cash flow:

	Total Portfolio	Healthcare by Property Type
Number of facilities	463
Number of units/beds(1)	24,170

Weighted average occupancy	96%
Weighted average lease coverage	1.6x
Weighted average lease term	8.5 years

___________________________________

(1)	Represents number of units for ALF/ILF property types and number of beds for SNF property types.
Hotel Portfolio
As of September 30, 2014, $3.0 billion, or 18.5%, of our assets were invested in hotel properties, including the expected acquisition of the Inland Portfolio (refer to Recent Developments). Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels located primarily in major metropolitan markets with the majority affiliated with top hotel brands.

The following table summarizes our hotel portfolio, including the pending acquisition of the Inland Portfolio (refer to Recent Developments), September 30, 2014 (dollars in millions):

Acquisition Date	Description	Name	Purchase Price (1)	Properties	Rooms	Primary Location(s)	Equity	Ownership Interest	Primary Brand(s)
June 2014	Upscale extended stay and premium branded select service	Innkeepers Portfolio	$1,058	47	6,094	CA, NJ, TX	$193	90%	Marriott
August 2014	Premium branded select service	K Partners Portfolio	266	20	1,922	CA, TX	52	98%	Marriott and Hilton
September 2014	Premium branded select service	Courtyard Portfolio	683	40	5,833	CA, VA, TX, GA, FL	267	100%	Marriott
Expected in the fourth quarter 2014	Upscale extended stay and premium branded select service	Inland Portfolio	1,071	48	6,401	TX, NJ, NC, NY, VA	245	90%	Marriott and Hilton
Total			$3,078	155	20,250		$757
______________________________________

(1)	Includes all transaction costs, escrows and reserves.
The following presents a summary of our hotel portfolio by brand and diversity across geographic location based on number of rooms:

Hotel by Brand	Hotel by Geographic Region

Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes for sale or rented and receivables related to the financing on homes sold to residents. As of September 30, 2014, $1.6 billion, or 9.5%, of our assets were invested in manufactured housing communities. Our aggregate portfolio includes 123 communities in 12 states totaling approximately 29,000 pad rental sites. The aggregate portfolio also consists of approximately 3,500 homes on the sites with the remaining homes owned by the respective tenants. As of September 30, 2014, our manufactured housing communities were 87% occupied. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.

The following presents a summary of our manufactured housing communities portfolio and diversity across geographic location based on net cash flow:

	Total Portfolio	Manufactured Housing Communities by Geographic Location
Number of communities	123
Number of pad rental sites	29,041

Net cash flow related to:
Pad rental sites	89.0%
Other	11.0%
Weighted average occupancy	87%

PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, which we refer to as fund interests. As of September 30, 2014, $1.1 billion, or 6.9%, of our assets were invested in PE Investments through unconsolidated ventures or direct investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.
The following table presents our indirect investment in real estate through PE Investments as of September 30, 2014 (dollars in thousands):

	Portfolios	Amount(1)%
PE Investment I	1	$204,267	18.0%
PE Investment II	1	530,237	46.6%
Other PE Investments	7	402,832	35.4%
Total	9	$1,137,336	100.0%
___________________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.
Summary of PE Investments
The following tables present a summary of our PE Investments (dollars in millions):

PE Investment (1)	Number of Funds		Number of General Partners		Initial NAV	Closing NAV as a Percentage of Cost (2)	Reported NAV Growth (3)	Underlying Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I	49		26		$802.4	66.2%	22.5%	$22,500	50.4%	$9
PE Investment II	24		15		910.0	73.5%	15.0%	24,200	32.5%	7
Other PE Investments:
PE Investment III	8		4		80.3	119.0%	6.8%	3,100	49.5%	1
PE Investment IV	1		1		8.8	113.4%	8.1%	600	44.9%	—
PE Investment V	3		1		23.0	57.8%	18.7%	1,000	58.6%	—
PE Investment VI	20		12		98.3	77.5%	N/A	9,300	43.0%	3
PE Investment VII	18		15		71.3	83.4%	7.9%	1,400	36.6%	2
PE Investment IX	11		7		232.8	136.2%	8.2%	17,300	35.2%	4
Total	134	(6)	81	(6)	$2,226.9			$79,400		$26
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2014, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported NAV.

(3)
The reported NAV growth is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV. The reported NAV growth for PE Investments owned for less than twelve months is annualized based on actual reported income from the Initial NAV through June 30, 2014.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of September 30, 2014.

(6)	Includes 12 funds and seven general partners held across multiple PE Investments.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (2)	Contributions	Net
PE Investment I
Quarter ended September 30, 2014	$13.9	$4.1	$18.0	$0.9	$17.1
February 15, 2013 to September 30, 2014 (1)	$95.3	$99.6	$194.9	$21.8	$173.1

PE Investment II
Quarter ended September 30, 2014	$13.9	$26.8	$40.7	$—	$40.7
July 3, 2013 to September 30, 2014 (1)	$69.2	$125.9	$195.1	$16.5	$178.6

Other PE Investments
Quarter ended September 30, 2014	$5.7	$18.3	$24.0	$0.4	$23.6
Various to September 30, 2014 (1)	$8.9	$34.2	$43.1	$0.9	$42.2
_______________________________________________________

(1)	Represents activity from the respective initial closing date through September 30, 2014.

(2)	Net of a $12 million reserve for taxes in the aggregate for all PE Investments.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of June 30, 2014:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
Unconsolidated PE Investments
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
PE Investment II paid $505 million to the seller for all of the fund interests, or 55% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $411 million, or 45% of the September 30, 2012 NAV, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. We funded all of our proportionate share of the Initial Amount at the initial closing. For the nine months ended September 30, 2014, PE

Investment II paid $2.4 million of the Deferred Amount, of which our share was $1.7 million. As of September 30, 2014, our share of the Deferred Amount was $286 million.
Net Lease Properties
Our real estate that is net leased to corporate tenants is primarily comprised of industrial, office and retail properties. These net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance, capital and operating expenses arising from the use of the leased property generally leaving us, as owner, with minimal ongoing operational or expense obligations. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses and capital costs. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation. In August 2014, we purchased an investment in an approximately $406 million, 6.3 million square foot industrial portfolio that is 100% net leased with a remaining weighted average lease term of over 12 years. This portfolio consists of 39 properties across 17 states with the largest concentration of net operating income from properties in California.  In connection with this investment, we have a 40% equity interest and we are entitled to 50% of the cash flow.
As of September 30, 2014, $786 million, or 4.8%, of our assets were invested in 64 net lease properties, including one property owned through an unconsolidated joint venture. As of September 30, 2014, our net lease properties total 8.8 million square feet and were 99% leased with a 10.0 year weighted average remaining lease term.
The following presents our net lease portfolio’s diversity across property type and geographic location:

Net Lease by Property Type(1)	Net Lease by Geographic Location(2)

____________________________________________________________

(1)	Based on net cash flow.

(2)	Based on number of properties.
Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that we believe are best suited to capture the formation of new households. As of September 30, 2014, $372 million, or 2.3%, of our assets were invested in multifamily properties, including one property owned through an unconsolidated joint venture. As of September 30, 2014, our portfolio includes 12 properties in six states totaling approximately 4,500 rental units that were 94% occupied.

The following presents our multifamily portfolio’s diversity across geographic location based on net cash flow:

Multifamily by Geographic Location

International
We are expanding outside the United States and seek to invest in various types of commercial real estate assets. In September 2014, we completed our first international acquisition of a 224,000 square foot multi-tenant office complex located in the South East United Kingdom submarket of Woking, or UK Property. UK Property, which is located in close proximity to London, is 100% leased to 17 tenants with a weighted average lease term of 8.0 years.  Approximately 70% of contractual lease income is secured by government and other high quality tenants.
Other
In September and October 2014, we, through a joint venture with Legacy Commercial, acquired three office buildings and one laboratory building located in Boulder and Denver, Colorado and five office properties located in Austin, Texas.
Corporate Investments
RXR Realty
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. The investment includes an approximate 30% equity interest in RXR Realty.
Aerium
In June 2014, we acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties and is headquartered in Luxembourg with additional offices in London, Paris, Istanbul, Geneva, Düsseldorf and Bahrain. As of September 30, 2014, Aerium managed approximately €6.1 billion of real estate assets across 12 countries and employed over 200 professionals, some of whom provide services to NSAM following the spin-off.
Legacy Commercial
In September 2014, we entered into a debt and equity investment with Legacy Commercial, comprised of a 40% interest in the common equity of certain entities affiliated with Legacy Commercial. Legacy Commercial is a leading real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States.
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
Our Portfolio
As of September 30, 2014, $1.1 billion, or 6.9%, of assets were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs and other CRE debt accounted for as joint ventures. This portfolio consists of 38 loans with an average investment size of $30 million and weighted average extended maturity of 4.6 years. We directly originated approximately 95% of our current portfolio of CRE debt investments. The following table presents a summary of our CRE debt investments as of September 30, 2014 (dollars in thousands):

					Weighted Average(4)			Floating Rate as % of Principal Amount(4)
	Number(2)	Principal Amount	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR	Yield
Asset Type:
First mortgage loans	15	$460,175	$430,072	40.3%	13.21%	7.25%	10.77%	78.9%
Mezzanine loans	7	113,386	109,876	10.0%	13.44%	13.84%	14.21%	74.4%
Subordinate interests	8	204,428	202,723	18.0%	13.08%	12.33%	13.13%	40.2%
Corporate loans(1)	8	360,343	376,050	31.7%	12.37%	—	12.97%	—
Total/Weighted average	38	$1,138,332	$1,118,721	100.0%	12.69%	9.02%	12.25%	46.2%
____________________________________________________________

(1)	Corporate loans include one revolver of $25 million, of which $19 million is outstanding as of September 30, 2014.

(2)	Excludes amounts related to joint ventures and CRE debt underlying our CDOs.

(3)	Based on principal amount.

(4)	Excludes three CRE debt investments with an aggregate principal amount of $13 million that were originated prior to 2008.

The following presents our $1.1 billion CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

CRE Securities
We historically originated or acquired CRE debt and securities investments that were predominately financed through permanent, non-recourse CDOs. We sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. In addition, we acquired the equity interests of two CRE debt focused CDOs, the CSE CDO and the CapLease CDO. We refer to those CRE debt and securities investments that serve as collateral for N-Star CDO financing transactions as legacy CRE debt and securities, respectively. At the time of issuance of the N-Star CDOs, we retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, since the initial issuance of the N-Star CDOs, we repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds. All of our loan CDOs were deconsolidated in 2013 and currently only N-Star securities CDOs I and IX continue to be consolidated. The remaining CDOs are past their reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold.
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
The following table presents our interest in the N-Star CDOs as of September 30, 2014 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)	44	$554,667
N-Star CDO equity (3)	5	146,754
Total	49	$701,421
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity.

(2)	Includes eight N-Star CDO bonds with a principal amount of $85 million related to our securities CDOs that are eliminated in consolidation.

(3)	Represents our equity interests in the deconsolidated CRE debt N-Star CDOs.

Sources of Operating Revenues and Cash Flows
Since the spin-off of our asset management business, we primarily generate revenue from rental and other operating income from our real estate properties and net interest income on our CRE debt and securities portfolios. Additionally, we record equity in earnings of unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.
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
Outlook and Recent Trends
The Great Recession, which officially lasted from December 2007 to June 2009, began with the bursting of an $8 trillion housing bubble and had a dramatic negative impact globally on properly functioning capital markets and liquidity across all asset classes. It was not until the beginning of 2012 that liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors and both Wall Street and commercial banks began to more actively provide credit to real estate borrowers accelerating the pace of investment in real estate. In late 2012, in order to stimulate growth, several of the world’s largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets, which has facilitated keeping interest rates low.
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $45 billion and $80 billion of non-agency CMBS was issued in 2012 and 2013, respectively, with industry experts currently predicting approximately $90 billion of non-agency CMBS issuance in 2014. The 2014 pace is higher than initially expected with $27 billion issued in the third quarter 2014, representing the highest quarterly issuance since the fourth quarter 2007.
Since mid-2013, there has been a focus on the pace at which the U.S. Federal Reserve and other sovereign national banks will taper their respective stimulus efforts. The U.S. economy appears to be on a relatively healthy growth path. However, there are concerns that slowdowns of major global economies could spill over into the United States. Slowing overseas growth and a move by the U.S. Federal Reserve to raise interest rates could result in increased market volatility through the end of the year.
Valuations in the commercial real estate markets are approaching, and in some cases exceeding, 2007 levels. However, global economic and political headwinds remain, that along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt will mature through 2017. While there is an increased supply of liquidity in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while others such as land, condominium and other commercial property types were more severely impacted. Our commercial real estate equity, debt and securities investments could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with the contractual terms and for companies to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected.
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
Since 2013, we have taken advantage of improved market conditions with respect to capital raising. We issued $1.1 billion of capital thus far in 2014 and a total of $1.9 billion of capital in 2013. In addition, 24.7 million shares of common stock remain available under the forward sale agreement representing aggregate net proceeds of $432 million and we expect to issue $1.1 billion of common equity related to the Griffin-American acquisition. Further, we have access to other forms of corporate-level financing. In August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings to be made to us with an aggregate principal amount of up to $500 million. The corporate term facility provides that we may enter into one or more credit agreements for term borrowings with varying amounts, borrowing dates, maturities and interest rates, from time to time until September 2015.
In addition, as of September 30, 2014, we have two credit facilities with an aggregate of $240 million to finance the origination of CRE first mortgage loans. Additionally, in November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into Securitization Financing Transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities.
Financing Strategy
We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth.
We predominantly use investment-level financing as part of our strategy to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders. We pursue a variety of financing arrangements such as mortgage notes and securitization financing transactions. In addition, we use corporate-level financing such as credit facilities and other term borrowings. We generally seek to limit our reliance on recourse borrowings. Borrowing levels for our CRE investments may be dependent upon the nature of the assets and the related financing that is available.
The current availability of attractive long-term, non-recourse, non mark-to-market assignable financing through the CMBS and agency financing markets has bolstered opportunities to acquire real estate. For longer duration, stable investment cash flows such as those derived from net lease assets, we tend to use fixed rate financing. For investment cash flows with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow and potential increases in interest rates.
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $240 million. Then, in November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into Securitized Financing Transactions to provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments.
With respect to corporate-level financing, in August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of September 30, 2014, we had $62 million issued as part of Securitization 2012-1 and $101 million outstanding with $142 million available borrowing under our loan facilities. As of September 30, 2014, $50 million of financing remains available under our corporate revolving credit facility and $225 million of financing remains available under our corporate term credit facility.
Historically, we used CDOs to finance legacy CRE debt and securities investments. We have been winding down our legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past. Refer to “Liquidity and Capital Resources” for a further discussion of our legacy CDO business.
Portfolio Management
Subsequent to the spin-off, NSAM performs portfolio management on our behalf. The comprehensive portfolio management process generally includes day-to-day oversight by the portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/tenants/operators/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. With respect to our healthcare properties, we consider the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible asset impairment/loan loss reserves, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment.
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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We elected the fair value option for PE Investments and certain investments in unconsolidated ventures. PE Investments are recorded as investments in private equity funds, at fair value. We record the change in fair value for our share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. We may elect to apply the fair value option for certain investments due to the nature of the instrument. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
Operating Real Estate
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as goodwill. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Ordinary repairs and maintenance are expensed as incurred. Operating real estate is carried at historical cost less accumulated depreciation. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. We evaluate whether real estate acquired in connection with a foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to collateral, or REO) constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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
We may decide to not elect the fair value option for certain CRE securities due to the nature of the particular instrument. For those CRE securities for which the fair value option was not elected, any unrealized gain (loss) from the change in fair value is recorded as a component of accumulated other comprehensive income, or OCI, in the consolidated statements of equity, to the extent impairment losses are considered temporary.
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
We generate operating income from healthcare and hotel properties under a RIDEA structure. Revenue related to healthcare properties includes resident room and care charges and other resident charges. Revenue related to operating hotel properties primarily consists of room and food and beverage sales. Revenue is recognized when such services are provided, generally defined as the date upon which a resident or guest occupies a room or uses the healthcare property or hotel services and is recorded in resident fee income for healthcare properties and hotel related income for hotel properties in the consolidated statements of operations.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2014 to September 30, 2013 (Dollars in Thousands):
The consolidated financial statements for the three months ended September 30, 2014 represent our results of operations subsequent to the spin-off of our historical asset management business of managing our Sponsored Companies, owning NorthStar Securities and operating our special servicing business, herein referred to as our historical asset management business. In connection with the spin-off, most of our employees at the time of the spin-off became employees of NSAM. Executive officers, employees engaged in our existing loan origination business at the time of the spin-off and certain other employees became co-employees of us and NSAM. Therefore, subsequent to June 30, 2014, NSAM generally incurs substantially all employee-related cash costs.

Periods prior to June 30, 2014 present a carve-out of our historical financial information including revenues and expenses allocated related to our historical asset management business. Expenses also included an allocation of indirect expenses, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had our historical asset management business been run as an independent entity.  This allocation method was principally based on relative headcount and management’s knowledge of our operations.
As a result, results of operations for the three months ended September 30, 2014 may not be comparative to our results of operations reported for the prior periods presented. The following table represents our results of operations for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Property and other revenues
Rental and escalation income	$86,915	$71,949	$14,966	20.8%
Hotel related income	79,194	—	79,194	NA
Resident fee income	25,027	—	25,027	NA
Other revenue	3,189	1,346	1,843	136.9%
Total property and other revenues	194,325	73,295	121,030	165.1%
Net interest income
Interest income	80,915	75,141	5,774	7.7%
Interest expense on debt and securities	2,979	10,132	(7,153)	(70.6)%
Net interest income on debt and securities	77,936	65,009	12,927	19.9%
Expenses
Management fee, related party	39,363	—	39,363	NA
Other interest expense	59,923	41,270	18,653	45.2%
Real estate properties—operating expenses	95,061	23,943	71,118	297.0%
Other expenses	520	1,085	(565)	(52.1)%
Transaction costs	44,410	298	44,112	14,802.7%
Provision for (reversal of) loan losses, net	—	(11,122)	11,122	(100.0)%
General and administrative expenses
Salaries and related expense	3,160	10,286	(7,126)	(69.3)%
Equity-based compensation expense	8,478	2,414	6,064	251.2%
Other general and administrative expenses	2,821	3,881	(1,060)	(27.3)%
Total general and administrative expenses	14,459	16,581	(2,122)	(12.8)%
Depreciation and amortization	51,775	33,577	18,198	54.2%
Total expenses	305,511	105,632	199,879	189.2%
Income (loss) from operations	(33,250)	32,672	(65,922)	(201.8)%
Equity in earnings (losses) of unconsolidated ventures	38,234	31,013	7,221	23.3%
Unrealized gain (loss) on investments and other	(15,377)	18,791	(34,168)	(181.8)%
Realized gain (loss) on investments and other	(15,938)	28,341	(44,279)	(156.2)%
Gain (loss) from deconsolidation of N-Star CDOs	—	(254,206)	254,206	(100.0)%
Income (loss) from continuing operations	(26,331)	(143,389)	117,058	(81.6)%
Income (loss) from discontinued operations	(278)	1,640	(1,918)	(117.0)%
Net income (loss)	$(26,609)	$(141,749)	$115,140	(81.2)%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $15.0 million, primarily attributable to new acquisitions including manufactured housing, healthcare and industrial investments in our real estate segment ($31.2 million), offset by lower income on our net lease and healthcare properties ($4.4 million) in our real estate segment and lower income related to REOs that were deconsolidated in the N-Star CDO CRE debt segment ($11.9 million).
Hotel Related Income
We generated hotel related income of $79.2 million in 2014 related to new hotel acquisitions, predominantly from the Innkeepers Portfolio and K Partners Portfolio. We did not generate any hotel related income in 2013.
Resident Fee Income
We generated resident fee income of $25.0 million in 2014 related to the RIDEA portion of the Formation Portfolio. We did not generate any resident fee income in 2013.
Other Revenue
Other revenue increased $1.8 million primarily due to increases in various fees such as administrative fees from our deconsolidated N-Star CDOs which were eliminated in consolidation in 2013 and other fees recorded in our real estate segment.
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Three Months Ended September 30,
	2014				2013
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,190,289	$44,591	14.98%		$1,539,745	$36,257	9.42%
CRE securities investments	1,023,821	36,324	14.19%		1,445,587	38,884	10.76%
	$2,214,110	80,915	14.62%		$2,985,332	75,141	10.07%
Interest-bearing liabilities:(1)
CDO bonds payable	$314,048	1,340	1.71%	(5)	$2,122,562	7,947	3.64%	(5)
Securitization bonds payable	71,952	604	3.36%		97,943	763	3.12%
Credit facilities	461,878	1,035	0.90%		81,357	1,278	6.28%
Secured term loan	—	—	—		7,298	144	7.89%
	$847,878	2,979	1.41%		$2,309,160	10,132	3.73%
Net interest income		$77,936				$65,009
____________________________________________________________

(1)	Excludes $24.6 million and $116.9 million average carrying value of REO and investments in unconsolidated ventures, net of related financing as of September 30, 2014 and 2013, respectively.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All amounts are calculated based on quarterly averages.

(3)	Includes the effect of amortization of premium or accretion of discount and deferred fees and interest income earned on notes receivable from sales of manufactured homes.

(4)	Calculated based on annualized interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $3.1 million and $11.4 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively.

Interest income increased $5.8 million, primarily attributable to increased income related to CRE debt and securities investments ($26.2 million) and investments in deconsolidated N-Star CDO bonds and equity notes ($9.7 million), offset by decreased interest income on CRE debt and securities investments in the N-Star CDOs segment ($30.2 million).
Interest expense decreased $7.2 million, primarily attributable to the deconsolidation of N-Star CDO bonds payable ($6.3 million) and reduced interest on other borrowings in the CRE debt segment ($0.9 million).
Expenses
Management Fee, Related Party
For the three months ended September 30, 2014, we recorded $38.0 million related to the base management fee and $1.3 million related to the incentive management fee to NSAM. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the three months ended September 30, 2013.
Other Interest Expense
Other interest expense increased $18.7 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new property acquisitions in our real estate segment ($25.7 million) and interest expense on the new senior notes at the corporate level ($3.6 million), offset by lower interest expense from mortgage notes on REO that were deconsolidated in our N-Star CDO CRE debt segment ($3.3 million) and lower interest expense at the corporate level primarily due to conversions of exchangeable senior notes ($7.4 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $71.1 million, primarily attributable to new acquisitions including manufactured housing, healthcare, hotel and industrial investments in our real estate segment ($76.9 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($5.8 million).

Other Expenses
Other expenses decreased $0.6 million related to decreased expense from N-Star debt CDOs that were deconsolidated in 2013 and were recorded as part of the N-Star CDO segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and restructuring charges related to existing investments. For the three months ended September 30, 2014, transaction costs of $44.4 million primarily related to real estate acquisitions and restructurings ($41.4 million), which includes estimated transaction costs related to the Inland Portfolio (refer to Recent Developments) and our acquisition of certain PE Investments ($3.0 million), both in our real estate segment. For the three months ended September 30, 2013, transaction costs of $0.3 million related to our manufactured housing and PE Investments, both in our real estate segment.
Provision for Loan Losses, Net
For the three months ended September 30, 2013, reversal of provision for loan loss of $11.1 million primarily related to a loan that paid off at par during the fourth quarter. There was no provision for loan loss for the three months ended September 30, 2014.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level.
General and administrative expenses decreased $2.1 million primarily attributable to the following:
Salaries and related expense decreased $7.1 million primarily due to the spin-off of our historical asset management business which resulted in most of our existing employees at the time of the spin-off becoming employees of NSAM.
Equity-based compensation expense for the three months ended September 30, 2014 represents our expense following the spin-off. Equity-based compensation expense for the three months ended September 30, 2013 reported by us excludes an allocation to NSAM only related to our historical asset management business had it been run as an independent entity reported in discontinued operations. The following table presents equity-based compensation expense for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
NorthStar Realty	$8,478	$2,414
Allocation to NSAM (1)	—	1,006
Total	$8,478	$3,420
___________________________________________________________
(1)Allocation recorded in discontinued operations.
Other general and administrative expenses decreased $1.1 million due to the spin-off of our historical asset management business.
Depreciation and Amortization
Depreciation and amortization expense increased $18.2 million, primarily related to new acquisitions in our real estate segment ($23.8 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($4.8 million) and furniture, fixtures and equipment that were transferred to NSAM in connection with the spin-off ($0.7 million).
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $7.2 million, primarily attributable to increased earnings from PE Investments ($3.3 million) and other indirect interests in real estate ($4.8 million).

Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following table presents a summary of unrealized gain (loss) on investments and other for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30, 2014
				N-Star CDOs
	Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$—	$—	$604	$(7,271)	$—	$(6,667)
CDO bonds payable, at fair value	—	—	—	(8,397)	—	(8,397)
Junior subordinated notes, at fair value	—	—	—	—	2,193	2,193
Derivatives, at fair value	187	—	—	3,336	—	3,523
Foreign currency remeasurement(1)	(740)	(2,187)	—	—	—	(2,927)
Net cash payments on interest rate swaps	—	—	(92)	(3,010)	—	(3,102)
Total unrealized gain (loss) on investments and other	$(553)	$(2,187)	$512	$(15,342)	$2,193	$(15,377)
__________________________________________________________

(1)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.

		Three Months Ended September 30, 2013
			N-Star CDOs
	CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$—	$48	$(21,251)	$(14,721)	$—	$(35,924)
CDO bonds payable, at fair value	—	—	39,947	4,123	—	44,070
Junior subordinated notes, at fair value	—	—	—	—	28,338	28,338
Derivatives, at fair value	—	—	(5,564)	(2,976)	—	(8,540)
Foreign currency remeasurement(1)	2,226	—	—	—	—	2,226
Net cash payments on interest rate swaps	—	—	(2,947)	(8,432)	—	(11,379)
Total unrealized gain (loss) on investments and other	$2,226	$48	$10,185	$(22,006)	$28,338	$18,791
__________________________________________________________

(1)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.
Realized Gain (Loss) on Investments and Other
Realized losses of $15.9 million for the three months ended September 30, 2014 primarily related to losses on exchangeable senior notes ($21.1 million) in our corporate segment, offset by gains on the sale of manufactured homes ($1.1 million) in our real estate segment and net gains from the sale of CRE securities, including N-Star CDO bonds ($4.1 million).
Realized gains of $28.3 million for the three months ended September 30, 2013 primarily related to gains from an investment in the CRE securities segment ($33.1 million) and the sale of timeshare units ($0.3 million) in our real estate segment, offset by net losses from the sale of CRE securities ($4.9 million).
Gain (Loss) from Deconsolidation of N-Star CDOs
The loss of $254.2 million for the three months ended September 30, 2013 is related to the deconsolidation of N-Star CDOs IV, VI, VII and VIII and the CapLease CDO, which was predominately due to the reversal of the unrealized gains on the CDO liabilities that were recorded in prior periods due to the election of the fair value option.
Income (Loss) from Discontinued Operations
There was no income (loss) from discontinued operations related to NSAM for three months ended September 30, 2014. The three months ended September 30, 2013 represents an allocation of revenues and expenses to NSAM only related to our historical asset management business had it been run as an independent entity.
Income (loss) from operating real estate in discontinued operations represents an immaterial amount for the three months ended September 30, 2014 and 2013 and primarily represents the operations of five healthcare properties classified as held for sale or sold in our real estate segment.

Comparison of the Nine Months Ended September 30, 2014 to September 30, 2013 (Dollars in Thousands):
The nine months ended September 30, 2014 includes: (i) our results of operations for the three months ended September 30, 2014 which represents the activity following the spin-off of our historical asset management business on June 30, 2014; and (ii) our results of operations for the six months ended June 30, 2014 which represents a carve-out of revenues and expenses attributable to NSAM recorded in discontinued operations. Our historical financial information for the nine months ended September 30, 2013 was prepared on the same basis as the six months ended June 30, 2014. The following table represents our results of operations for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Property and other revenues
Rental and escalation income	$234,116	$174,138	$59,978	34.4%
Hotel related income	101,720	—	101,720	NA
Resident fee income	40,087	—	40,087	NA
Other revenue	8,668	2,652	6,016	226.8%
Total property and other revenues	384,591	176,790	207,801	117.5%
Net interest income
Interest income	235,461	218,624	16,837	7.7%
Interest expense on debt and securities	9,368	33,117	(23,749)	(71.7)%
Net interest income on debt and securities	226,093	185,507	40,586	21.9%
Expenses
Management fee, related party	39,363	—	39,363	NA
Other interest expense	143,836	101,394	42,442	41.9%
Real estate properties—operating expenses	168,690	50,677	118,013	232.9%
Other expenses	1,450	3,744	(2,294)	(61.3)%
Transaction costs	84,170	10,801	73,369	679.3%
Provision for (reversal of) loan losses, net	2,719	(8,786)	11,505	(130.9)%
General and administrative expenses
Salaries and related expense	23,880	23,180	700	3.0%
Equity-based compensation expense	20,262	9,102	11,160	122.6%
Other general and administrative expenses	10,923	11,744	(821)	(7.0)%
Total general and administrative expenses	55,065	44,026	11,039	25.1%
Depreciation and amortization	112,496	69,808	42,688	61.2%
Total expenses	607,789	271,664	336,125	123.7%
Income (loss) from operations	2,895	90,633	(87,738)	(96.8)%
Equity in earnings (losses) of unconsolidated ventures	101,406	54,445	46,961	86.3%
Unrealized gain (loss) on investments and other	(214,322)	(27,187)	(187,135)	688.3%
Realized gain (loss) on investments and other	(61,770)	46,285	(108,055)	(233.5)%
Gain (loss) from deconsolidation of N-Star CDOs	(31,423)	(254,206)	222,783	(87.6)%
Income (loss) from continuing operations	(203,214)	(90,030)	(113,184)	125.7%
Income (loss) from discontinued operations	(6,989)	(2,569)	(4,420)	172.1%
Net income (loss)	$(210,203)	$(92,599)	$(117,604)	127.0%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $60.0 million, primarily attributable to new acquisitions including manufactured housing, healthcare and industrial investments in our real estate segment ($93.8 million), offset by lower income on our net lease and healthcare properties ($1.3 million) in our real estate segment and lower income related to REOs that were deconsolidated in the N-Star CDO CRE debt segment ($32.5 million).
Hotel Related Income
We generated hotel related income of $101.7 million in 2014 related to new hotel acquisitions, predominantly from the Innkeepers Portfolio and K Partners Portfolio. We did not generate any hotel related income in 2013.
Resident Fee Income
We generated resident fee income of $40.1 million in 2014 related to the RIDEA portion of the Formation Portfolio. We did not generate any resident fee income in 2013.

Other Revenue
Other revenue increased $6.0 million primarily due to increases in various fees such as administrative fees from our deconsolidated N-Star CDOs which were eliminated in consolidation in 2013 and other fees recorded in our real estate segment.
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Nine Months Ended September 30,
	2014				2013
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,142,428	$120,490	14.06%		$1,676,094	$102,411	8.15%
CRE securities investments	1,142,315	114,971	13.42%		1,601,705	116,213	9.67%
	$2,284,743	235,461	13.74%		$3,277,799	218,624	8.89%
Interest-bearing liabilities:(1)
CDO bonds payable	$584,560	4,684	2.61%	(5)	$2,602,427	26,976	3.64%	(5)
Securitization bonds payable	77,153	1,970	3.40%		97,986	2,345	3.19%
Credit facilities	263,956	2,714	1.37%		69,827	3,368	6.43%
Secured term loan	—	—	—		10,971	428	5.20%
	$925,669	9,368	2.32%		$2,781,211	33,117	3.70%
Net interest income		$226,093				$185,507
____________________________________________________________

(1)	Excludes $30.4 million and $154.5 million average carrying value of REO and investments in unconsolidated ventures, net of related financing as of September 30, 2014 and 2013, respectively.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All amounts are calculated based on quarterly averages.

(3)	Includes the effect of amortization of premium or accretion of discount and deferred fees and interest income earned on notes receivable from sales of manufactured homes.

(4)	Calculated based on annualized interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $13.8 million and $44.1 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended September 30, 2014 and 2013, respectively.

Interest income increased $16.8 million, primarily attributable to increased income related to CRE debt and securities investments ($80.1 million) and investments in deconsolidated N-Star CDO bonds and equity notes ($39.5 million), offset by decreased interest income on CRE debt and securities investments in the N-Star CDOs segment ($102.8 million).
Interest expense decreased $23.7 million, primarily attributable to the deconsolidation of N-Star CDO bonds payable ($21.3 million) and reduced interest on other borrowings in the CRE debt segment ($2.5 million).
Expenses
Management Fee, Related Party
For the nine months ended September 30, 2014, we recorded $38.0 million related to the base management fee and $1.3 million related to the incentive management fee to NSAM representing the three months ended September 30, 2014. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the six months ended June 30, 2014.

Other Interest Expense
Other interest expense increased $42.4 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new property acquisitions in our real estate segment ($55.6 million) and interest expense on the new senior notes at the corporate level ($3.6 million), offset by lower interest expense from mortgage notes on REO that were deconsolidated in our N-Star CDO CRE debt segment ($9.4 million) and lower interest expense at the corporate level primarily due to conversions of exchangeable senior notes ($7.4 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $118.0 million, primarily attributable to new acquisitions including manufactured housing, healthcare, hotel and industrial investments in our real estate segment ($133.6 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($15.6 million).
Other Expenses
Other expenses decreased $2.3 million related to decreased expense from N-Star debt CDOs that were deconsolidated in 2013 and were recorded as part of the N-Star CDO segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and restructuring charges related to existing investments. For the nine months ended September 30, 2014, transaction costs of $84.2 million primarily related to real estate acquisitions and restructurings ($81.1 million), which includes estimated transaction costs related to the Inland Portfolio (refer to Recent Developments) and our acquisition of certain PE Investments ($3.1 million), both in our real estate segment. For the nine months ended September 30, 2013, transaction costs of $10.8 million related to our acquisition of PE Investments and of real estate properties, all in our real estate segment.
Provision for Loan Losses, Net
Provision for loan losses, net on our CRE debt investments increased $11.5 million. For the nine months ended September 30, 2014, provision for loan losses, net of $2.7 million related to a provision for loan loss for an existing mezzanine loan and an existing first mortgage loan. For the nine months ended September 30, 2013, reversal of provision for loan losses, net of $8.8 million related to a loan loss on a mezzanine loan ($6.3 million), offset by a reversal of provision for loan loss for a mezzanine loan for which we contemporaneously took title to the collateral ($4.0 million) and a reversal of a provision for loan loss in September 2013 primarily related to a loan that paid off at par during the fourth quarter.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level.
General and administrative expenses increased $11.0 million primarily attributable to the following:
Salaries and related expense increased $0.7 million primarily due to the spin-off of our historical asset management business which resulted in most of our existing employees at the time of the spin-off becoming employees of NSAM.
Equity-based compensation expense for the nine months ended September 30, 2014 represents our expense for the three months ended September 30, 2014 following the spin-off and an allocation to NSAM only related to our historical asset management business had it been run as an independent entity for the six months ended June 30, 2014. The nine months ended September 30, 2013 represents an allocation of expense to NSAM prepared on the same basis as the six months ended June 30, 2014. The following table presents equity-based compensation expense for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
	2014		2013
NorthStar Realty	$20,262		$9,102
Allocation to NSAM (1)	13,745		4,513
Total	$34,007	(2)	$13,615
____________________________________________________________

(1)	Allocation recorded in discontinued operations.

(2)	Represents $23.4 million related to the NorthStar Realty Equity Plans and $10.6 million related to the NSAM Stock Plan.

Other general and administrative expenses decreased $0.8 million due to the spin-off of our historical asset management business.
Depreciation and Amortization
Depreciation and amortization expense increased $42.7 million, primarily related to new acquisitions in our real estate segment ($57.8 million), offset by lower expenses related to REO that were deconsolidated in our N-Star CDO CRE debt segment ($14.6 million) and furniture, fixtures and equipment that were transferred to NSAM in connection with the spin-off ($0.4 million).
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $47.0 million, primarily attributable to increased earnings from PE Investments ($38.5 million), other indirect interests in real estate ($7.3 million) and earnings from equity investments in our CRE debt segment ($1.2 million).
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following table presents a summary of unrealized gain (loss) on investments and other for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30, 2014
				N-Star CDOs
	Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$—	$—	$(6,896)	$10,567	$—	$3,671
CDO bonds payable, at fair value		—	—	(190,176)	—	(190,176)
Junior subordinated notes, at fair value		—	—	—	(18,050)	(18,050)
Derivatives, at fair value	(822)	—		8,577	—	7,755
Foreign currency remeasurement(1)	(740)	(2,987)	—	—	—	(3,727)
Net cash payments on interest rate swaps		—	—	(13,795)	—	(13,795)
Total unrealized gain (loss) on investments and other	$(1,562)	$(2,987)	$(6,896)	$(184,827)	$(18,050)	$(214,322)
___________________________________________________________

(1)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.

		Nine Months Ended September 30, 2013
			N-Star CDOs
	CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$—	$(1,811)	$1,445	$86,710	$—	$86,344
CDO bonds payable, at fair value	—	—	(25,829)	(79,530)	—	(105,359)
Junior subordinated notes, at fair value	—	—	—	—	4,894	4,894
Derivatives, at fair value	—	—	3,291	26,370	—	29,661
Foreign currency remeasurement(1)	1,326	—	—	—	—	1,326
Net cash payments on interest rate swaps	—	—	(9,481)	(34,572)	—	(44,053)
Total unrealized gain (loss) on investments and other	$1,326	$(1,811)	$(30,574)	$(1,022)	$4,894	$(27,187)
___________________________________________________________

(1)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.

Realized Gain (Loss) on Investments and Other
Realized losses of $61.8 million for the nine months ended September 30, 2014 primarily related to losses on exchangeable senior notes ($65.8 million) in our corporate segment, losses on the sale of manufactured homes ($3.4 million) in our real estate segment, offset by realized gains from the sale of timeshare units ($0.5 million) in our real estate segment and net gains from the sale of CRE securities, including N-Star CDO bonds ($7.0 million).
Realized gains of $46.3 million for the nine months ended September 30, 2013 primarily related to gains from an investment in the CRE securities segment ($33.1 million), realized gains from the sale of timeshare units ($12.0 million) and a gain from the liquidation of N-Star CDO II ($7.0 million), offset by losses on the repurchases of CDO bonds ($5.1 million) and net losses from the sale of CRE securities ($0.9 million).
Gain (Loss) from Deconsolidation of N-Star CDOs
The loss of $31.4 million for the nine months ended September 30, 2014 is related to the deconsolidation of N-Star CDOs III and V, which was predominately due to the reversal of the unrealized gains on the CDO liabilities that were recorded in prior periods due to the election of the fair value option. The loss of $254.2 million for the nine months ended September 30, 2013 is related to the deconsolidation of N-Star CDOs IV, VI, VII and VIII and the CapLease CDO, which was predominately due to the reversal of the unrealized gains on the CDO liabilities that were recorded in prior periods due to the election of the fair value option.
Income (Loss) from Discontinued Operations
The following table presents discontinued operations and excludes the effect of any fees that NSAM will earn in connection with the management agreement with us (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount		%
NSAM
Total revenues	$56,013	$69,033	$(13,020)	(1)	(18.9)%
Total expenses	62,087	71,893	(9,806)		(13.6)%
NSAM income (loss) in discontinued operations	(6,074)	(2,860)	(3,214)		112.4%
Income (loss) from operating real estate discontinued operations (2)	(915)	291	(1,206)		(414.4)%
Total income (loss) from discontinued operations	$(6,989)	$(2,569)	$(4,420)		172.1%
___________________________________________________________

(1)
The decrease is because the nine months ended September 30, 2014 represents only six months of total revenues and expenses of NSAM included in discontinued operations prior to the spin-off on June 30, 2014, whereas 2013 is based on an allocation of expense for the nine months ended September 30, 2013.

(2)	Income (loss) from operating real estate in discontinued operations primarily represents the operations of five healthcare properties classified as held for sale or sold in our real estate segment.

Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock.
We seek to meet our long-term liquidity requirements, including the repayment of borrowings and our investment funding needs, through existing cash resources, issuance of debt or equity capital, return of capital from investments and the liquidation or refinancing of assets. Nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.
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

We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of November 4, 2014 was approximately $167 million. In addition, 24.7 million shares of common stock remain available under the forward sale agreement representing aggregate net proceeds of $432 million. Furthermore, as of November 4, 2014, $75 million of financing remains available under our corporate revolving credit facility and $225 million of financing remains available under our corporate term credit facility.
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
Corporate Credit Facilities
Corporate Revolving Credit Facility
In August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three year term. As of September 30, 2014, we had $50 million of available borrowing under our revolving credit facility.
Corporate Term Facility
In September 2014, we entered into a corporate term facility with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of September 30, 2014, we had $225 million of available borrowing under our corporate term facility.
Loan Facilities
With respect to investment-level financing, we maintain two separate loan facilities that provide up to an aggregate of $240 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend on asset type and characteristic. Maturity dates for these facilities range from March 2015 to July 2015 and both have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018.
Our credit facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our credit facilities.
Senior Notes and Exchangeable Senior Notes
In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481 million principal amount of senior notes due September 30, 2014, or the Senior Notes. On September 30, 2014, we repaid the Senior Notes in cash, including interest, in the amount of $488 million.
For the nine months ended September 30, 2014, holders exchanged $303 million principal amount of our 5.375% Exchangeable Senior Notes and $12 million principal amount of our 8.875% Exchangeable Senior Notes for an aggregate 23.7 million shares of our common stock.

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

N-Star CDOs I and IX continue to be consolidated.
The following table presents our deconsolidated N-Star CRE debt CDOs as of September 30, 2014 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of September 30, 2014(1)
Assets, principal amount	$261,789	$365,508	$857,250	$136,720		$636,556		$2,257,823
CDO bonds, principal amount(2)	147,952	295,085	671,722	122,633		568,798		1,806,190
Net assets	$113,837	$70,423	$185,528	$14,087		$67,758		$451,633

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$727	$762	$2,652	$586		$4,092		$8,819
Collateral management and other fees	187	342	751	36		329		1,645
Interest coverage cushion(1)	773	2,188	3,680	102		4,526
Overcollateralization cushion(1)	57,783	35,339	110,894	9,725		89,140
At offering	19,808	17,412	42,193	5,987	(4)	(151,595)	(5)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to September 30, 2014.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(5)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of all CRE debt in N-Star CDOs based on principal amount:

CRE Debt in N-Star CDOs by Property Type	CRE Debt in N-Star CDOs by Geographic Location

The following table presents our CRE securities CDO financing transactions as of September 30, 2014, all of which are consolidated on our balance sheets (dollars in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star IX Feb-07	Total
Balance sheet as of September 30, 2014(1)
Assets, principal amount	$59,162	$875,360	$934,522
CDO bonds, principal amount(2)	56,622	647,919	704,541
Net assets	$2,540	$227,441	$229,981

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$—	$850	$850
Collateral management and other fees	20	504	524
Interest coverage cushion(1)	NEG	160,303
Overcollateralization cushion(1)	NEG	2,286
At offering	8,687	24,516
____________________________________________________________

(1)	Based on remittance report issued on date nearest to September 30, 2014.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

Repurchased N-Star CDO Bonds
The following table presents our N-Star CDO bonds owned as of September 30, 2014 (dollars in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$56,032
AA through BBB	338,188
Below investment grade	160,447
Total(2)(3)	$554,667
Weighted average original credit rating of repurchased N-Star CDO bonds	A / A2
Weighted average purchase price of repurchased N-Star CDO bonds	31%
____________________________________________________________

(1)	Represents the maximum amount of principal proceeds that could be received. There is no assurance we will receive the maximum amount of principal proceeds.

(2)	Unencumbered N-Star CDO bonds are owned by us, of which $421 million were repurchased at a discount to par.

(3)	$85 million are eliminated in our consolidated financial statements.

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
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2014	2013
Operating activities	$220,753	$178,027
Investing activities	(2,888,351)	(1,808,445)
Financing activities	2,222,776	1,514,894
Effect of foreign currency translation on cash and cash equivalents	(277)	—
Net increase (decrease) in cash and cash equivalents	$(445,099)	$(115,524)
Nine Months Ended September 30, 2014 Compared to September 30, 2013
Net cash provided by operating activities was $221 million for the nine months ended September 30, 2014 compared to $178 million for the nine months ended September 30, 2013. The increase was primarily due to increased income from new investment activity.
Net cash used in investing activities was $2.9 billion for the nine months ended September 30, 2014 compared to $1.8 billion for the nine months ended September 30, 2013. The increase in net cash used was primarily due to an increase of $1.2 billion of new acquisitions of operating real estate and $277 million of net repayments from CRE securities, offset by a decrease of $438 million of investments in PE Investments.
Net cash provided by financing activities was $2.2 billion for the nine months ended September 30, 2014 compared to $1.5 billion for the nine months ended September 30, 2013. The primary cash inflows for the nine months ended September 30, 2014 was $1.0 billion of net new capital, $2.2 billion of net new borrowings and $18 million of net contributions from non-controlling interests, offset by $327 million for the payment of dividends (common and preferred), $119 million distributed to NSAM in connection with the spin-off, $481 million for the repayment of Senior Notes and $58 million for net repurchase/repayment of CDO bonds. The primary cash inflows for the nine months ended September 30, 2013 was $1.2 billion of net new capital and $948 million of net new borrowings, offset by $399 million for net repurchase/repayment of CDO bonds, $10 million for net swap activities and $161 million for the payment of dividends (common and preferred).
Contractual Obligations and Commitments
For the nine months ended September 30, 2014, we had all of the material contractual obligations and commitments referred to in our annual report on Form 10-K for the year ended December 31, 2013, except for the following material contractual obligations that we entered into during the nine months ended September 30, 2014:

•
NSAM Management Agreement - We entered into a management contract with NSAM for an initial term of 20 years. Refer to Note 10. “Related Party Arrangements” in Item 1. “Financial Statements” for a further discussion.

•
Mortgage and Other Notes Payable - We obtained mortgage financing on the newly acquired Formation Portfolio, Innkeepers Portfolio, K Partners Portfolio, Industrial Portfolio and Courtyard Portfolio. Refer to Note 9. “Borrowings” in Item 1. “Financial Statements” for a further discussion.

•
Corporate Facilities - We entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. Additionally, we entered into a term facility with a commercial bank lender with an aggregate principal amount of up to $500 million and that provides that we may enter into one or more credit agreements for term borrowings with varying amounts, borrowing dates, maturities and interest rates, from time to time until September 2015.

•
NSAM Credit Agreement - In connection with the spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we will make available to NSAM, on an “as available basis,” up to $250 million of financing for a five year term at LIBOR plus 3.50%.

In connection with the spin-off, operating leases of our New York, New York, Dallas, Texas, Englewood, Colorado, Los Angeles, California and Bethesda, Maryland offices were transferred to affiliates of NSAM and no longer are obligations of ours.
Off-Balance Sheet Arrangements
As of September 30, 2014, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 3. “Variable Interest Entities” in Item 1. “Financial Statements” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the spin-off of our asset management business, we entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for our day-to-day operations, subject to the supervision of our board of directors. Through its global network of subsidiaries and branch offices, NSAM will perform services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to us and our subsidiaries other than our CRE loan origination business. The management agreement with NSAM is for an initial term of 20 years and provides for a base management fee and incentive fee.
For the three months ended September 30, 2014, we incurred $38 million related to the base management fee. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the six months ended June 30, 2014. The base management fee to NSAM will increase subsequent to September 30, 2014 by 1.5% per annum of the sum of:

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
Additionally, our equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.

For the three months ended September 30, 2014, we incurred $1.3 million related to the incentive management fee. The incentive management fee is calculated and payable quarterly in arrears in cash, equal to:

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
In addition, NSAM may also earn an incentive fee from our healthcare investments in connection with NSAM’s Healthcare Strategic Partnership (refer to below).
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
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition to our costs and expenses, following the Distribution, we are obligated to reimburse NSAM for additional costs and expenses incurred by NSAM for an amount not to exceed the following: (i) 20% of the combined total of: (a) our general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses from us, or NorthStar Realty G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM, less (ii) the NorthStar Realty G&A. For the three months ended September 30, 2014, NSAM allocated $1.2 million to us.
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
NSAM provides services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to us as it relates to our loan origination business for CRE debt.
Credit Agreement
In connection with the Distribution, we entered into a revolving credit agreement with NSAM pursuant to which we will make available to NSAM, on an “as available basis,” up to $250 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including us, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of September 30, 2014, we have not funded any amounts to NSAM in connection with this agreement.

Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both our healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs (refer to Note 12. “Equity-Based Compensation” in Item 1. “Financial Statements.” The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us. For the three and nine months ended September 30, 2014, we have not incurred any incentive fees related to Healthcare Strategic Partnership.
NSAM Sponsored Companies
Prior to the spin-off of our asset management business, we had agreements with each of the NSAM Sponsored Companies to manage their day-to-day operations, including identifying, originating and acquiring investments on their behalf and earning fees for our services. For the nine months ended September 30, 2014, we earned $22 million of fees related to these agreements, which are recorded in discontinued operations in the consolidated statements of operations. In addition, we were entitled to certain expense allocations for costs paid on behalf of the NSAM Sponsored Companies. For the nine months ended September 30, 2014, we received $14 million of reimbursement from the NSAM Sponsored Companies.
We committed to purchase up to $10.0 million in shares of each of NSAM’s Sponsored Companies’ common stock during the two year period from when each offering was declared effective through the end of their respective offering period, in the event that NSAM Sponsored Companies’ distributions to its stockholders, on a quarterly basis, exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In addition, pursuant to the management agreement with NSAM, we committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year. We have the following ownership interest in the NSAM Sponsored Companies:

•
NorthStar Income - We purchased an aggregate 645,847 shares (including 507,980 shares related to the distribution support agreement) of NorthStar Income’s common stock for $6 million from inception of NorthStar Income through the expiration of this commitment on July 19, 2013.

•
NorthStar Healthcare - We purchased an aggregate 325,471 shares of NorthStar Healthcare’s common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $3 million. The commitment to NorthStar Healthcare ends in August 2015, unless extended at our discretion.

•
NorthStar Income II - We purchased an aggregate 307,734 shares of NorthStar Income II’s common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.6 million. The commitment to NorthStar Income II ends in May 2015, unless extended at our discretion.

On March 31, 2014, NorthStar/RXR New York Metro Income, Inc., NorthStar/RXR New York Metro, confidentially submitted its registration statement on Form S-11 to the SEC seeking to raise up to $2 billion in a public offering of common stock. NorthStar/RXR New York Metro will be structured as a public, non-traded corporation that intends to qualify as a REIT and is co-sponsored by NSAM and RXR Realty. NorthStar/RXR New York Metro intends to make commercial real estate investments in the New York City metropolitan area. The distribution support agreement related to NorthStar/RXR New York Metro is expected to be an obligation of both us and RXR Realty, where each is expected to agree to purchase up to an aggregate of $10 million in Class A common stock during the two-year period following commencement of the offering, with us and RXR Realty agreeing to purchase 75% and 25% of any shares purchased, respectively.
In January 2014, we sold a $9.0 million pari passu participation in a first mortgage loan at cost originated by us to NorthStar Income II. Additionally, in April 2014, we sold a $5 million pari passu participation in a first mortgage loan at cost to NorthStar Income II. Such sales were approved by the independent board of directors of NorthStar Income II.
NorthStar Securities
Prior to the spin-off of our asset management business, we earned selling commissions and dealer manager fees for selling equity in the NSAM Sponsored Companies through NorthStar Securities and paid commission expense to participating broker-dealers with whom NorthStar Securities has selling agreements and commissions to employees of NorthStar Securities. For the nine months ended September 30, 2014, commission expense was $32 million, of which $4 million related to employees of NorthStar Securities. These amounts are recorded in discontinued operations in the consolidated statements of operations.
N-Star CDOs

We earn certain collateral management fees from the N-Star CDOs primarily for administrative services. For the nine months ended September 30, 2014, we earned $4.5 million in fee income, of which $2 million eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by us.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the nine months ended September 30, 2014, we earned $54 million of interest income from such investments in deconsolidated N-Star CDOs.
Legacy Commercial
In September 2014, we entered into a debt and equity investment with Legacy Commercial, comprised of a 40% interest in entities affiliated with Legacy Commercial and loans to certain Legacy Commercial entities totaling $30 million. C. Preston Butcher, a former director of ours, held certain preferred and other significant interests in Legacy Commercial and was the chairman of the board of directors and chief executive officer of Legacy Commercial. $15 million of the proceeds from the Legacy Investment will be used by the Legacy Commercial Entities for future investments, subject to certain approval rights held by us and $15 million of the proceeds of the Legacy Investment was used by the Legacy Commercial Entities to redeem the majority of the interests held by Mr. Butcher and a family limited partnership controlled by Mr. Butcher in the Legacy Commercial Entities. The Legacy Investment was made on a pari passu basis with the investment held by the two remaining partners in Legacy Commercial, Mr. Butcher and certain employees of Legacy Commercial. We own 75% of the senior debt and preferred equity and 40% of the common equity issued by the applicable Legacy Commercial Entities. Mr. Butcher and a family limited partnership controlled by Mr. Butcher received total consideration of $30 million, of which $15 million was in the form of a cash distribution from the Legacy Commercial Entities and $15 million was funded from the Legacy Investment. At closing, Mr. Butcher retained a 15% indirect interest in the senior debt and 15% indirect interest in the preferred equity issued by the applicable Legacy Commercial Entities. In addition, a family limited partnership controlled by Mr. Butcher indirectly owns 10% of the common equity issued by the applicable Legacy Commercial Entities. The transaction also includes up to an additional $10 million in future preferred loans from us for additional real estate investments, subject to our approval. In connection with this transaction, Mr. Butcher stepped down as chairman and chief executive officer of Legacy Commercial and retains no ongoing voting or decision making rights. Subject to certain approval rights held by us, Mr. Butcher has been hired as an employee of a Legacy Commercial Entity and Legacy Commercial is now controlled by the two remaining principals. Mr. Butcher retained his ownership interests in Legacy Partners Residential, Inc. and certain other related entities and companies that are not owned by Legacy Commercial or any Legacy Commercial Entity in which we are making investments.
In addition, we have an interest in four CRE debt investments, two of which are in deconsolidated N-Star CDOs, with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. Legacy Commercial indirectly owns an equity interest in, and owns the manager of, the Legacy Fund.
Two loans with an aggregate principal amount of $40 million were deconsolidated in September 2013, and as a result, we no longer record these loans on our consolidated balance sheets. For the three and nine months ended September 30, 2013, we recorded an aggregate $0.5 million and $2 million, respectively, of interest income in our consolidated statements of operations related to these loans.
The third loan with a principal amount of $39 million matures in October 2016 and has two one-year extension options, at the borrower’s option. In March 2014, we originated the fourth loan, a senior mortgage loan with a principal amount of $17 million and a mezzanine loan with a principal amount of $8 million, both of which mature in April 2021. For the three and nine months ended September 30, 2014, we recorded an aggregate $1 million and $3 million, respectively, of interest income in our consolidated statements of operations related to these loans.
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
Recent Developments
Dividends
On October 29, 2014, we declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on November 14, 2014 to stockholders of record as of the close of business on November 10, 2014. On October 29, 2014, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.5469 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on November 17, 2014 to stockholders of record as of the close of business on November 10, 2014.
Griffin-American
On August 5, 2014, we and Griffin-American announced that the board of directors of both us and Griffin-American unanimously approved a definitive merger agreement under which we will acquire all of the outstanding shares of Griffin-American in a stock and cash transaction valued at $4 billion, including approximately $600 million of financing. Griffin-American is a non-traded REIT focused on medical office buildings, senior housing and other healthcare-related facilities and is co-sponsored by American Healthcare Investors LLC and Griffin Capital Corporation.
Griffin-American’s diversified portfolio is comprised of 296 healthcare-related real estate properties which are predominantly medical office buildings (43%) and senior housing facilities (30%) in the United States and the United Kingdom. Subject to the terms and conditions of the merger agreement, Griffin-American stockholders will receive $11.50 per Griffin-American share comprising: (i) $7.75 per share in cash; and (ii) $3.75 per share in our common stock. The common stock portion will be subject to a collar such that Griffin-American stockholders will receive 0.1859 shares of common stock if our stock price is above $20.17 per share at closing and 0.2344 shares of common stock if our stock price is below $16.00 at closing. If our stock price at closing is between $16.00 and $20.17 per share, Griffin-American stockholders will receive a number of our common stock between 0.1859 and 0.2344, equal to $3.75 in value. Transaction costs, including the Griffin-American promote, are expected to be approximately $130 million. The merger with Griffin-American is expected to close in the fourth quarter of 2014.
Additionally, on October 22, 2014, NorthStar Healthcare entered into a purchase and sale agreement with us pursuant to which NorthStar Healthcare agreed to acquire an equity interest in the Griffin-American healthcare real estate portfolio in connection with the completion of the merger of Griffin-American with and into a subsidiary of ours. NorthStar Healthcare will acquire the interest for $100 million in cash, including its pro rata share of associated transaction costs, through a joint venture with us and will be purchased at our cost basis and is expected to represent an approximate 8.3% interest in the portfolio.
Inland Portfolio
In September 2014, we entered into an agreement to acquire a $1.1 billion hotel portfolio, the Inland Portfolio, from Inland American Real Estate Trust. The Inland Portfolio is comprised of 48 upscale extended stay and select service hotels with approximately 6,400 rooms. We are acquiring the Inland Portfolio in a joint venture with Chatham where we will have an approximate 90% ownership interest. We recorded $9.4 million of estimated transaction costs in the third quarter 2014 in connection with this transaction.

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
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measure
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability. We also believe that CAD is useful because it adjusts for a variety of cash (such as transaction costs and cash flow related to N-Star CDO equity interests) and non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for loan losses, net and non-cash interest income and expense items). We adjust for transaction costs because these costs are not a meaningful indicator of our recurring operating performance. For instance, these transaction costs represent costs such as professional fees associated with new investments, which are non-recurring expenses related to specific transactions. We also adjust for the cash flow related to N-Star CDO equity interests which represents the net interest generated from the N-Star CDO equity interests. This net interest is a component of our ongoing return on its investment, and therefore, is adjusted in CAD as it provides investors and management with a meaningful indicator of our recurring operating performance. Furthermore, CAD adjusts N-Star CDO bond discounts to record such investments on an effective yield basis over the expected weighted average life of the investment. N-Star CDO bond discounts relates to repurchased CDO bonds of consolidated CDO financing transactions at a discount to par. These CDO bonds typically have a low interest rate and the majority of the return is generated from repurchasing the CDO bonds at a discount to expected recovery value. Because the return generated through the accretion of the discount is a meaningful contributor to our recurring operating performance, such accretion is adjusted in CAD. The computation for the accretion of the discount under U.S. GAAP and CAD is the same. However, for CDO financing transactions that are consolidated under U.S. GAAP, the CDO bonds are not presented as an investment but rather are eliminated in our consolidated financial statements. In addition, we adjust for distributions to joint venture partners, which approximate the net return to our non-controlling interests. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests attributable to the Operating Partnership and the following items: depreciation and amortization items including depreciation and amortization, straight-line rental income or expense, amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; cash flow related to N-Star CDO equity interests; accretion of consolidated N-Star CDO bond discounts; non-cash net interest income in consolidated N-Star CDOs; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other, excluding accelerated amortization related to sales of CDO bonds or other investments; provision for loan losses, net; impairment on depreciable property; acquisition gains or losses; distributions to joint venture partners; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; gains (losses) on sales; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. For example, CAD has been adjusted to exclude non-recurring gain (loss) from deconsolidation of certain N-Star CDOs. These items, if applicable, include any adjustments for unconsolidated ventures.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2014 (dollars in thousands):

	September 30, 2014
	Three Months Ended		Nine Months Ended
Net income (loss) attributable to common stockholders	$(46,525)		$(255,052)
Non-controlling interests attributable to the Operating Partnership	—		(5,296)
(Gain) loss from deconsolidation of N-Star CDOs	—		31,423
Subtotal	(46,525)		(228,925)

Adjustments:
Depreciation and amortization items	64,329	(1)	161,514	(2)
N-Star CDO bond discounts(3)	1,359		8,139
Non-cash net interest income in consolidated N-Star CDOs	(12,024)		(26,746)
Unrealized (gain) loss from fair value adjustments / Provision for loan losses	12,117		203,088
Realized (gain) loss on investments(4)	20,540		72,839
Distributions to joint venture partners	(2,047)		(4,213)
Other(5)	48,392		95,742
CAD	$86,141		$281,438
____________________________________________________________

(1)
The three months ended September 30, 2014 includes depreciation and amortization of $52.2 million including $0.5 million related to unconsolidated ventures, straight-line rental income of ($2.3) million, amortization of above/below market leases of ($0.7) million, amortization of deferred financing costs of $5.4 million, amortization of discount on financings and other of $1.2 million and amortization of equity-based compensation of $8.5 million.

(2)
The nine months ended September 30, 2014 includes depreciation and amortization of $109.5 million including $1.4 million related to unconsolidated ventures, straight-line rental income of ($2.4) million, amortization of above/below market leases of ($0.9) million, amortization of deferred financing costs of $11.0 million, amortization of discount on financings and other of $7.6 million and amortization of equity-based compensation of $34.2 million.

(3)
For CAD, realized discounts on CDO bonds are accreted on an effective yield basis based on expected maturity. For CDOs that were deconsolidated, CDO bond accretion is included in net income attributable to common stockholders from the date of deconsolidation.

(4)	The three and nine months ended September 30, 2014 includes ($21.1) million and ($65.8) million, respectively, of non-cash loss from extinguishment and exchange of debt.

(5)
The three and nine months ended September 30, 2014 includes transaction costs in connection with real estate related acquisitions and restructurings of $44.4 million and $84.2 million, respectively, and $4.0 million and $11.6 million of cash flow related to N-Star CDO equity interests, respectively.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse securitization financing transactions or non-recourse mortgage notes. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. For longer duration, stable investment real estate cash flows such as those derived from net lease assets, we tend to use fixed rate financing. For real estate cash flows with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow and potential increases in interest rates. As of September 30, 2014, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including derivatives) would result in a decrease in net interest income of approximately $19.9 million annually, of which $17.6 million of the change is attributable to floating rate financing of hotel and healthcare operating real estate and does not reflect the potential increase in rental cash flow associated with economic growth that may be typical in a rising interest rate environment.
A change in interest rates could affect the value of our fixed-rate CRE debt and securities investments and our real estate investments. For example, increasing interest rates could result in a higher required yield on investments, which could decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. In addition, the value of our real estate properties may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flow generated by the property using interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants/operators. A lower risk-free rate generally results in a lower discount rate and, therefore, a higher valuation, and vice versa; however, an increase in the risk-free rate would not impact our net interest income.
A change in the interest rate and credit spread may also impact our net book value as CRE securities are marked-to-market each quarter with any change in fair value reflected in unrealized gains (losses) or OCI. Generally, as interest rates increase, the value of fixed-rate securities within our CDO financing transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. A change in unrealized gains (losses) do not directly affect our operating cash flow or our ability to pay a dividend to stockholders.
We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of September 30, 2014, our counterparties do not hold any cash margin as collateral against our swap contracts. As of September 30, 2014, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.

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
Most of our CMBS investments are generally junior in right of payment of interest and principal to one or more senior classes but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt we invest in generally reflects comparable credit risk. Our CRE debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include taking title to collateral. We describe many of the options available to us in this situation in the “Portfolio Management” section of this Quarterly Report on Form 10-Q. To the extent the value of our collateral exceeds the amount of our debt (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our debt amount. To the extent the amount of our debt investment plus all senior debt to our position exceeds the realizable value to our collateral (net of expenses), then we would incur a loss.
We are subject to the credit risk of the corporate lessee of our net lease properties and the operators of our healthcare properties. We undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant/operator’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator’s core business operations. Where appropriate, we may seek to augment the tenant/operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, approximately 64% of our tenant/operator revenues are derived from government sources, notably Medicare or Medicaid, not including the effects of the announced merger with Griffin-American. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk is the risk that the financial results of our international real estate investments are materially impacted by fluctuations in foreign currency exchange rates. We may manage such risk through a combination of foreign currency derivative instruments and use non-U.S. denominated borrowings, where appropriate, associated with such investments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). We acquired real estate in the third quarter 2014, including the K Partners Portfolio, Industrial Portfolio, Courtyard Portfolio, UK Property and Legacy Property. As these acquisitions occurred during the third quarter of 2014, the scope of our assessment of the effectiveness of disclosure controls and procedures do not include such real estate acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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
Internal Control over Financial Reporting
Changes in internal control over financial reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form S-3 (File No. 333-146679))

4.2
Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 22, 2007)

4.3
Supplemental Indenture dated as of June 30, 2014, relating to the 7.25% Exchangeable Senior Notes, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

4.4
Registration Rights Agreement relating to the 8.875% Exchangeable Senior Notes due 2032 of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.5
Indenture dated as of June 12, 2012, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.6
Supplemental Indenture, relating to the 8.875% Exchangeable Senior Notes, dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

4.7
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.8
Indenture, dated as of June 19, 2013, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.9
Supplemental Indenture dated as of June 30, 2014, relating to the 5.375% Exchangeable Senior Notes, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust, National Association (incorporated by referent to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

4.10
Indenture, dated as of March 31, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust, National Association, as Trustee (including the Form of Security) (incorporated by reference to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 31, 2014)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

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
Second Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s Definitive Proxy Statement on Schedule 14A filed April 19, 2013)

10.11
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.12
Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement dated as of March 14, 2014, by and among Seller (as defined therein) Eclipse Health Holdings-T, LLC, as Purchaser, Formation Capital Asset Management III LLC and Safanad, Inc., as Stakeholder Representatives and Madison Title Agency, LLC, as Escrow Agent (solely for the purposes of Sections 4(b), 11(l) and 34(c)) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.13
Limited Liability Company Agreement of Eclipse Investment, LLC, dated as of May 7, 2014, by and between FC Eclipse Investment, LLC and Eclipse Health Holdings-T, LLC (incorporated by reference to Exhibit A to the Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement filed as Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.14
Separation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.15
Asset Management Agreement dated June 30, 2014, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.16
Loan Origination Services Agreement, dated June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.17
Tax Disaffiliation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.18
Employee Matters Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.19
Contribution Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) (incorporated by reference to Exhibit 10.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.20
Credit Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.21
Credit and Guaranty Agreement, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., as borrower, certain subsidiaries of NorthStar Realty Finance Corp., as guarantors, the various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 6, 2014)

10.22
Debt Commitment Letter, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, Barclays Bank plc, and Column Financial, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 5, 2014)

10.23
Confirmation of Registered Forward Transaction, dated September 3, 2014, by and among NorthStar Realty Finance Corp., Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch, including the First Amendment thereto dated September 4, 2014(incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 9, 2014)

10.24
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., as Parent, IHP I Owner JV, LLC, as Buyer I, IHP West Homestead (PA) Owner LLC, as Buyer II, and NorthStar Realty Finance Corp., as Buyer Parent (solely for the purposes of Article V, Section 10.11 and Article X as it relates to Article V and Section 10.11) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 23, 2014)

10.25
Facility Agreement, dated as of September 26, 2014, by and between NorthStar Realty Finance Corp., and UBS AG, Stamford Branch (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 29, 2014)

10.26
Credit Agreement, dated as of September 26, 2014, by and among NorthStar Realty Finance Corp., as borrower, the various lenders party thereto from time to time, and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 29, 2014)

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
The following materials from NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 (unaudited) and year ended December 31, 2013; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	November 10, 2014	By:	/s/ DAVID T. HAMAMOTO
David T. Hamamoto
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer