Form 10-K/A
period 2014-12-31
NORTHSTAR REALTY FINANCE CORP.
filed 2015-03-02
CIK 1273801

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report") is being filed solely to attach the signature of the registrant’s Chairman and Chief Executive Officer on behalf of the registrant as required by General Instruction D of Form 10-K. The Annual Report as filed inadvertently failed to include the signature of the registrant’s Chairman and Chief Executive Officer on behalf of the registrant. Therefore, the complete set of signatures to comply with General Instruction D of Form 10-K are set forth on the page immediately following this Explanatory Note.
As required by the rules of the Securities and Exchange Commission, this Amendment No. 1 includes in Part IV, Item 15, new certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as set forth above, no changes have been made to the Annual Report, and this Amendment No. 1 does not amend, modify or update the disclosures in the Annual Report in any way.

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
Charles W. Schoenherr

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements and (a) 2. Financial Statement Schedules are included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Annual Report:
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

Exhibit Number		Description of Exhibit
10.30
Mezzanine B Loan Agreement dated as of December 3, 2014, among HC Mezz 2-T, LLC, Glenwood Owner MB2-T, LLC, Glenwood Ops MB3-T, LLC, MA Owner MB2-T, LLC, MA Ops MB3-T, LLC, CCRC Owner MB2-T, LLC and CCRC Ops MB3-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.31
Mezzanine C Loan Agreement dated as of December 3, 2014, among HC Mezz 3-T, LLC, Glenwood Owner MB3-T, LLC, Glenwood Ops MB4-T, LLC, MA Owner MB3-T, LLC, MA Ops MB4-T, LLC, CCRC Owner MB3-T, LLC and CCRC Ops MB4-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.32
Umbrella Agreement, dated December 22, 2014, by and among Prime Holdco C-T, S.à r.l., Prime GER Drehbahn - T S.à r.l., Prime GER Valentinskamp - T S.à r.l. and Trias Pool II A - T S.à r.l., as Buyers, and SEB Investment GmbH (“SEB”), SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), as Sellers (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 2, 2015, which is being amended hereby)

10.33
Umbrella Sale and Purchase Agreement, dated as of February 16, 2015, between SEB Investment GmbH, SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), collectively as the Sellers, and certain subsidiaries of the Company listed therein, as Buyers (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on February 20, 2015)

12.1
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to Exhibit 12.1 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 2, 2015, which is being amended hereby)

21.1
Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 2, 2015, which is being amended hereby)

23.1
Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 2, 2015, which is being amended hereby)

24.1
Power of Attorney (included on the signature page to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 2, 2015, which is being amended hereby)

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
The following materials from the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 2, 2015, which is being amended hereby)

____________________________________________________________
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

Signature	Title	Date
/s/ DAVID T. HAMAMOTO	Chairman and Chief Executive Officer	March 2, 2015
David T. Hamamoto	(Principal Executive Officer)

/s/ DEBRA A. HESS	Chief Financial Officer	March 2, 2015
Debra A. Hess	(Principal Financial Officer and Principal Accounting Officer)

*	Director	March 2, 2015
Judith A. Hannaway

*	Director	March 2, 2015
Wesley D. Minami

*	Director	March 2, 2015
Louis J. Paglia

*	Director	March 2, 2015
Charles W. Schoenherr

/s/ RONALD J. LIEBERMAN
Ronald J. Lieberman
* as attorney-in-fact