Form 10-Q
period 2015-03-31
NORTHSTAR REALTY FINANCE CORP.
filed 2015-05-11
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The Company has one class of common stock, $0.01 par value per share, 346,855,646 shares outstanding as of May 7, 2015.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow following the spin-off of our asset management business and the entry into a long-term management contract with an affiliate of NorthStar Asset Management Group Inc., or NSAM, our ability to raise and effectively deploy capital and our proposed spin-off of our European real estate business. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the merger of Griffin-American Healthcare REIT II, Inc. and acquisition of its healthcare real estate portfolio may not have the full strategic and financial benefits that we expect;

•	adverse domestic or international economic conditions and the impact of the commercial real estate industry;

•	access to debt and equity capital and our liquidity;

•	our use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	the effect of economic conditions on the valuation of our investments;

•	our ability to acquire attractive investment opportunities;

•	the spin-off of our asset management business may not have the full strategic and financial benefits that we expect;

•
our performance pursuant to a long-term management contract with an affiliate of NSAM, as our manager, and the effects of becoming an externally-managed company, including our reliance on NSAM and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by our manager among us and the manager’s other managed companies and strategic vehicles and various conflicts of interest in our relationship with NSAM;

•
the impact of adverse conditions effecting a specific asset class in which we have investments, such as healthcare, hotel, manufactured housing, multi-tenant office and limited partnership interests in real estate private equity funds;

•	the impact of our growth outside of the United States and proposed spin-off of our European real estate business (excluding our European healthcare assets);

•
the proposed spin-off of our European real estate business (excluding our European healthcare assets) may not have the full or any strategic and financial benefits that we expect or such benefits may be delayed or may not materialize at all;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•
the impact of economic conditions on the tenants/operators/residents/guests of the real property that we own as well as on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;

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

•	regulatory requirements with respect to our business and the related cost of compliance;

•	our ability to comply with domestic and international laws or regulations governing various aspects of our business;

•	changes in domestic or international laws or regulations governing various aspects of our business;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	competition for qualified personnel, our ability to retain key personnel and potential changes to personnel providing management services to us;

•	the effectiveness of our portfolio management techniques and strategies;

•	the impact of damage to our brand and reputation resulting from internal or external causes;

•	failure to maintain effective internal controls and disclosure controls and procedures; and

•	compliance with the rules governing real estate investment trusts.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2015 (Unaudited)	December 31, 2014

Assets
Cash and cash equivalents	$405,203	$296,964
Restricted cash	345,531	395,056
Operating real estate, net	10,265,747	10,274,581
Real estate debt investments, net (refer to Note 4)	996,615	1,067,667
Investments in private equity funds, at fair value (refer to Note 5)	924,942	962,038
Investments in unconsolidated ventures (refer to Note 6)	204,045	207,777
Real estate securities, available for sale (refer to Note 7)	818,225	878,514
Receivables, net of allowance of $3,347 and $2,020 as of March 31, 2015 and December 31, 2014, respectively	121,348	111,358
Receivables, related parties	2,928	3,158
Unbilled rent receivable, net of allowance of $2,636 and $4,037 as of March 31, 2015 and December 31, 2014, respectively	24,465	16,404
Derivative assets, at fair value	2,130	3,247
Deferred costs and intangible assets, net	807,591	812,583
Assets of properties held for sale	29,012	29,012
Other assets	796,807	267,997
Total assets(1)	$15,744,589	$15,326,356
Liabilities
Mortgage and other notes payable	$8,483,606	$8,535,863
CDO bonds payable, at fair value	383,110	390,068
Securitization bonds payable	—	41,823
Credit facilities	910,903	732,780
Exchangeable senior notes	31,515	41,762
Junior subordinated notes, at fair value	217,182	215,172
Accounts payable and accrued expenses	150,847	188,330
Due to related party (refer to Note 10)	43,174	47,430
Escrow deposits payable	44,019	67,750
Derivative liabilities, at fair value	15,740	17,915
Liabilities of properties held for sale	28,962	28,962
Other liabilities	333,218	304,845
Total liabilities(2)	10,642,276	10,612,700
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $986,640 aggregate liquidation preference as of March 31, 2015 and December 31, 2014	939,118	939,118
Common stock, $0.01 par value, 500,000,000 shares authorized, 334,356,131 and 301,684,041 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3,344	3,017
Additional paid-in capital	5,383,431	4,827,419
Retained earnings (accumulated deficit)	(1,586,520)	(1,422,399)
Accumulated other comprehensive income (loss)	29,234	49,540
Total NorthStar Realty Finance Corp. stockholders’ equity	4,768,607	4,396,695
Non-controlling interests	333,706	316,961
Total equity	5,102,313	4,713,656
Total liabilities and equity	$15,744,589	$15,326,356

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		March 31, 2015 (Unaudited)	December 31, 2014

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$4,558	$4,601
	Operating real estate, net	—	7,137
	Real estate debt investments, net	25,027	25,325
	Real estate securities, available for sale	452,924	463,050
	Receivables	2,162	2,304
	Other assets	10,399	242
	Total assets of consolidated VIEs	$495,070	$502,659
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable, at fair value	$383,110	$390,068
	Accounts payable and accrued expenses	1,355	1,761
	Derivative liabilities, at fair value	15,502	17,707
	Other liabilities	1,466	1,784
	Total liabilities of consolidated VIEs	$401,433	$411,320

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended March 31,
	2015 (1)	2014 (1)
Property and other revenues
Rental and escalation income	$166,509	$68,169
Hotel related income	168,727	—
Resident fee income	63,373	—
Other revenue	3,482	2,740
Total property and other revenues	402,091	70,909
Net interest income
Interest income (refer to Note 10)	65,637	78,679
Interest expense on debt and securities	2,200	3,283
Net interest income on debt and securities	63,437	75,396
Expenses
Management fee, related party (refer to Note 10)	48,231	—
Other interest expense	113,519	39,033
Real estate properties—operating expenses	205,426	21,958
Other expenses	577	746
Transaction costs	14,718	8,110
Provision for (reversal of) loan losses, net	483	1,886
General and administrative expenses
Salaries and related expense	3,755	3,328
Equity-based compensation expense(2)	10,830	3,905
Other general and administrative expenses	3,400	4,552
Total general and administrative expenses	17,985	11,785
Depreciation and amortization	109,726	27,049
Total expenses	510,665	110,567
Other income (loss)
Unrealized gain (loss) on investments and other	(36,031)	(142,340)
Realized gain (loss) on investments and other	14,924	(45,512)
Gain (loss) from deconsolidation of N-Star CDOs (refer to Note 17)	—	3,355
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(66,244)	(148,759)
Equity in earnings (losses) of unconsolidated ventures	53,643	33,979
Income tax benefit (expense)	(1,664)	(2,187)
Income (loss) from continuing operations	(14,265)	(116,967)
Income (loss) from discontinued operations (refer to Note 9)(2)(3)	(11)	(6,139)
Net income (loss)	(14,276)	(123,106)
Net (income) loss attributable to non-controlling interests	3,733	3,736
Preferred stock dividends	(21,059)	(15,591)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(31,602)	$(134,961)
Earnings (loss) per share:(4)
Income (loss) per share from continuing operations	$(0.10)	$(0.80)
Income (loss) per share from discontinued operations	—	(0.04)
Basic	$(0.10)	$(0.84)
Diluted	$(0.10)	$(0.84)
Weighted average number of shares:(4)
Basic	308,536,466	160,514,590
Diluted	309,252,235	164,799,318
Dividends per share of common stock(4)	$0.40	$0.50
______________________

(1)
The consolidated financial statements for the three months ended March 31, 2015 represent the Company’s results of operations following the spin-off of the Company’s historical asset management business on June 30, 2014. Periods prior to June 30, 2014 present a carve-out of the Company’s historical financial information including revenues and expenses allocated to NSAM related to the Company’s historical asset management business. As a result, results of operations for the three months ended March 31, 2015 may not be comparable to the Company’s results of operations reported for the prior period presented.

(2)	Refer to Note 9. “Spin-off of Asset Management Business” for disclosure related to the spin-off of NSAM.

(3)	The three months ended March 31, 2014 includes $5.7 million of equity-based compensation recorded in discontinued operations.

(4)
The three months ended March 31, 2014 is adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 12. “Stockholders’ Equity” for disclosure related to the reverse stock split. The dividend per share for the three months ended March 31, 2015 represents the dividend declared subsequent to the spin-off of NSAM.

 Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(14,276)	$(123,106)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale, net	(18,546)	8,484
Foreign currency translation adjustment, net	(2,356)	—
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	265	229
Total other comprehensive income (loss)	(20,637)	8,713
Comprehensive income (loss)	(34,913)	(114,393)
Comprehensive (income) loss attributable to non-controlling interests	4,033	3,509
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(30,880)	$(110,884)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock(1)		Additional Paid-in Capital(1)	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	29,466	$697,352	154,404	$1,544	$2,649,450	$(685,936)	$(4,334)	$2,658,076	$39,387	$2,697,463
Net proceeds from offering of common stock	—	—	55,250	553	1,190,754	—	—	1,191,307	—	1,191,307
Net proceeds from offering of preferred stock	10,000	241,766	—	—	—	—	—	241,766	—	241,766
Common stock related to transactions	—	—	61,708	617	1,082,114	—	—	1,082,731	—	1,082,731
Issuance of common stock in connection with exercise of warrants	—	—	799	8	8	—	—	16	—	16
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	321,455	321,455
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(13,593)	(13,593)
Dividend reinvestment plan	—	—	9	—	239	—	—	239	—	239
Amortization of equity-based compensation	—	—	—	—	21,053	—	—	21,053	16,322	37,375
Equity component of exchangeable senior notes	—	—	—	—	(296,382)	—	—	(296,382)	—	(296,382)
Conversion of exchangeable senior notes	—	—	24,907	249	320,055	—	—	320,304	—	320,304
Other comprehensive income (loss)	—	—	—	—	—	—	53,874	53,874	758	54,632
Conversion of LTIP Units	—	—	4,607	46	18,565	—	—	18,611	(18,611)	—
Spin-off of NSAM	—	—	—	—	(158,437)	—	—	(158,437)	—	(158,437)
Dividends on common stock and equity-based awards (refer to Note 11)	—	—	—	—	—	(364,956)	—	(364,956)	(5,878)	(370,834)
Dividends on preferred stock	—	—	—	—	—	(73,300)	—	(73,300)	—	(73,300)
Net income (loss)	—	—	—	—	—	(298,207)	—	(298,207)	(22,879)	(321,086)
Balance as of December 31, 2014	39,466	$939,118	301,684	$3,017	$4,827,419	$(1,422,399)	$49,540	$4,396,695	$316,961	$4,713,656
Net proceeds from offering of common stock	—	—	31,250	313	555,142	—	—	555,455	—	555,455
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	11,789	11,789
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(10,885)	(10,885)
Dividend reinvestment plan	—	—	2	—	38	—	—	38	—	38
Amortization of equity-based compensation	—	—	—	—	9,121	—	—	9,121	1,175	10,296
Conversion of exchangeable senior notes	—	—	1,355	13	11,215	—	—	11,228	—	11,228
Other comprehensive income (loss)	—	—	—	—	—	—	(20,306)	(20,306)	(331)	(20,637)
Conversion of Deferred LTIP Units to LTIP Units (refer to Note 13)	—	—	—	—	(18,730)	—	—	(18,730)	18,730	—
Issuance of restricted stock, net of tax withholding	—	—	65	1	(774)	—	—	(773)	—	(773)
Dividends on common stock and equity-based awards (refer to Note 11)	—	—	—	—	—	(132,519)	—	(132,519)	—	(132,519)
Dividends on preferred stock	—	—	—	—	—	(21,059)	—	(21,059)	—	(21,059)
Net income (loss)	—	—	—	—	—	(10,543)	—	(10,543)	(3,733)	(14,276)
Balance as of March 31, 2015 (Unaudited)	39,466	$939,118	334,356	$3,344	$5,383,431	$(1,586,520)	$29,234	$4,768,607	$333,706	$5,102,313
_______________________

(1)	Adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 12. “Stockholders’ Equity” for additional disclosure related to the reverse stock split.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(14,276)	$(123,106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(48,186)	(30,335)
Equity in (earnings) losses of unconsolidated ventures	(5,457)	(3,644)
Depreciation and amortization	109,726	27,049
Amortization of premium/accretion of discount on investments	(19,499)	(18,763)
Interest accretion on investments	(4,071)	(4,443)
Amortization of deferred financing costs	13,615	1,640
Amortization of equity-based compensation	10,296	9,355
Unrealized (gain) loss on investments and other	32,983	135,604
Realized (gain) loss on investments and other / other income	(14,924)	45,512
(Gain) loss on deconsolidation of N-Star CDOs	—	(3,355)
Distributions from PE Investments (refer to Note 5)	48,186	30,335
Distributions from unconsolidated ventures	196	541
Distributions from equity investments	8,685	4,764
Amortization of capitalized above/below market leases	2,660	(233)
Straight line rental income, net	(8,159)	(318)
Deferred income taxes, net	(451)	—
Provision for (reversal of) loan losses, net	483	1,886
Allowance for uncollectible accounts	582	—
Other	829	—
Discount received	—	71
Changes in assets and liabilities:
Restricted cash	(661)	(3,104)
Receivables	17,917	(2,566)
Receivables, related parties	230	(3,652)
Other assets	1,703	(1,916)
Accounts payable and accrued expenses	(23,130)	(7,954)
Due to related party	(4,256)	—
Other liabilities	419	328
Net cash provided by (used in) operating activities	105,440	53,696
Cash flows from investing activities:
Acquisition of operating real estate, net	(97,276)	—
Improvements of operating real estate	(23,581)	(2,229)
Proceeds from sale of operating real estate	3,681	—
Deferred costs and intangible assets	(790)	—
Origination of real estate debt investments, net	(10,777)	(139,886)
Proceeds from sale of real estate debt investments	—	8,952
Repayment on real estate debt investments	104,014	12,190
Investment in PE Investments (refer to Note 5)	(1,096)	(1,836)
Distributions from PE Investments (refer to Note 5)	25,292	48,449
Investment in unconsolidated ventures	—	(493)
Distributions from unconsolidated ventures	2,054	256
Acquisition of real estate securities, available for sale	—	(7,872)
Proceeds from the sale of real estate securities, available for sale	60,963	22,166
Repayment of real estate securities, available for sale	4,282	5,646
Change in restricted cash	18,436	999
Investment deposits and pending deal costs	(568,351)	—
Other assets	(6,716)	(7,321)
Net cash provided by (used in) investing activities	(489,865)	(60,979)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Borrowings from mortgage notes	$67,254	$—
Repayment of mortgage notes	(27,727)	(2,711)
Repayment of CDO bonds	(16,146)	(30,186)
Repayment of securitization bonds payable	(41,831)	—
Borrowings from credit facilities	420,000	—
Repayment of credit facilities	(241,877)	(8,008)
Payment of financing costs	(70,654)	(747)
Purchase of derivative instruments	(42)	—
Change in restricted cash	1,562	17,362
Net proceeds from common stock offering	555,455	—
Proceeds from dividend reinvestment plan	38	77
Dividends	(150,858)	(97,313)
Contributions from non-controlling interests	11,789	198
Distributions to non-controlling interests	(10,885)	(3,252)
Net cash provided by (used in) financing activities	496,078	(124,580)
Effect of foreign currency translation on cash and cash equivalents	(3,414)	—
Net increase (decrease) in cash and cash equivalents	108,239	(131,863)
Cash and cash equivalents—beginning of period	296,964	635,990
Cash and cash equivalents—end of period	$405,203	$504,127

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
On March 13, 2015, the Company formed NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). The Company contributed substantially all of its assets to the Operating Partnership in exchange for all of the common and preferred limited partnership interests in the Operating Partnership and the assumption of certain of the Company’s liabilities. The Operating Partnership holds, directly or indirectly, substantially all of the Company’s assets and the Company conducts its operations, directly or indirectly, through the Operating Partnership.
Proposed Spin-off of European Real Estate Business
On February 26, 2015, the Company announced that its board of directors unanimously approved a plan to spin-off the Company’s European real estate business (the “Proposed European Spin”) into a newly-formed publicly-traded REIT, NorthStar Realty Europe Corp. (“NRE”) expected to be listed on the New York Stock Exchange (“NYSE”). As of May 6, 2015, the Company acquired approximately $2.0 billion of European real estate comprised of 49 properties spanning across some of Europe’s top markets (“European Portfolio”) that will be contributed to NRE upon the completion of the Proposed European Spin. Refer to Note 20. “Subsequent Events” for further disclosure. NSAM will manage NRE pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NSAM. The Proposed European Spin is expected to be completed in the second half of 2015.
All references herein to the Company refer to NorthStar Realty Finance Corp. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”).
The consolidated financial statements for the three months ended March 31, 2015 represent the Company subsequent to the spin-off of its historical asset management business on June 30, 2014. Periods prior to June 30, 2014 present a carve-out of the Company’s historical financial information including revenues and expenses allocated to NSAM related to the Company’s historical asset management business. As a result, results of operations for the three months ended March 31, 2015 may not be comparable to the Company’s results of operations reported for the prior period presented.

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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments (directly or indirectly in joint ventures) that own limited partnership interests in real estate private equity funds (“PE Investments”) and certain investments in unconsolidated ventures (refer to Note 6). The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the components of accumulated OCI for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Accumulated OCI	Cumulative Unrealized Gain (Loss) on Available for Sale Securities	Effective Portion of Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2014	$56,072	$(1,694)	$(4,838)	$49,540
Unrealized gain (loss) on real estate securities, available for sale	(7,123)	—	—	(7,123)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(11,423)	—	—	(11,423)
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	—	265	—	265
Foreign currency translation adjustment	—	—	(3,055)	(3,055)
Reclassification of foreign currency translation into realized gain (loss) on investments and other	—	—	699	699
Non-controlling interests	—	—	331	331
Balance as of March 31, 2015 (Unaudited)	$37,526	$(1,429)	$(6,863)	$29,234

Balance as of December 31, 2013	$(1,736)	$(2,598)	$—	$(4,334)
Unrealized gain (loss) on real estate securities, available for sale	9,451	—	—	9,451
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(967)	—	—	(967)
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	—	229	—	229
Non-controlling interests	(221)	(6)	—	(227)
Balance as of March 31, 2014 (Unaudited)	$6,527	$(2,375)	$—	$4,152
Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate and CRE debt investments. The following table presents a summary of restricted cash as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31,
	(Unaudited)	2014
Capital expenditures reserves	$198,190	$211,010
Operating real estate escrow reserves(1)	110,122	123,017
CRE debt escrow deposits	32,612	56,342
Cash in CDOs(2)	4,607	4,687
Total	$345,531	$395,056
__________________________________________________

(1)	Primarily represents insurance, real estate tax, tenant security deposits and other escrows related to operating real estate.

(2)	Represents proceeds from repayments and/or sales pending distribution.
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
Deferred Costs
Deferred costs include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and is recorded to depreciation and amortization in the consolidated statements of operations.
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company performs an annual impairment test for goodwill and evaluates the recoverability whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. In making such assessment, qualitative factors are used to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, then an impairment charge is recorded.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Identified intangible assets are recorded in deferred costs and intangible assets and identified intangible liabilities are recorded in other liabilities on the consolidated balance sheets.
Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31,
	(Unaudited)		2014
Other assets:
Investment deposits and pending deal costs	$631,218	(1)	$62,867
Notes receivable, net	52,070		48,932
Due from servicer	46,270		64,583
Investment-related reserves and deposits	27,204		23,086
Prepaid expenses	24,655		27,595
Deferred tax assets	10,793		7,730
Other	4,597		6,493
Manufactured homes	—	(2)	26,711
Total	$796,807		$267,997

	March 31, 2015		December 31,
	(Unaudited)		2014
Other liabilities:
Intangible liabilities	$175,559		$176,528
Deferred tax liabilities	63,303		38,303
PE Investment III deferred purchase price (refer to Note 5)	39,759		39,759
Tenant security deposits	28,373		27,854
Prepaid rent and unearned revenue	18,420		17,668
Other	7,804		4,733
Total	$333,218		$304,845
__________________________________________________

(1)	Primarily relates to deposits on European real estate acquisitions that closed in April 2015 (refer to Note 20).

(2)	The Company reclassified manufactured homes to operating real estate, net on the consolidated balance sheet as of March 31, 2015.
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
Equity-Based Compensation
The Company accounts for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense, over the requisite service period, net of estimated forfeitures, on a straight-line basis. For awards with a combination of performance or market measures, the Company estimates the fair value as if it were two separate awards. First, the Company estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company records the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, the Company records compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
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
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS includes restricted stock and the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock (including limited partnership interests in the Operating Partnership which are structured as profits interests (“LTIP Units”)) (refer to Note 11), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and LTIP Units is calculated assuming all units are converted to common stock.
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
The Company maintains various taxable REIT subsidiaries (“TRSs”) which may be subject to U.S. federal, state and local income taxes and foreign taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and may engage in most real estate or non-real estate-related business. The Company has established several TRSs in jurisdictions for which no taxes are assessed on corporate earnings. However, the Company generally must include in earnings the income from these TRSs even if it has received no cash distributions. Additionally, the Company has invested in certain real estate assets in Europe, for which local country level taxes will be due on earnings (or other measure) and in some cases withholding taxes for the repatriation of earnings back to the REIT. The REIT will not generally be subject to any additional U.S. taxes on the repatriation of its earnings.
Current and deferred taxes are recorded on the portion of earnings (losses) recognized by the Company with respect to its interest in TRSs and taxable foreign subsidiaries. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal, state, local and foreign tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in provision for income tax expense included in income tax benefit (expense) in the consolidated statements of operations.
The Company recorded income tax expense of $1.7 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further disclosure of the Company’s significant accounting policies.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015 (Unaudited)	December 31, 2014

Land	$1,495,285	$1,490,613
Land improvements	1,065,281	1,070,507
Buildings and improvements	7,061,892	7,008,856
Building leasehold interests and improvements	589,475	591,626
Furniture, fixtures and equipment	306,993	286,340
Tenant improvements	163,634	159,159
Construction in progress	23,500	17,054
Subtotal	10,706,060	10,624,155
Less: Accumulated depreciation	(440,313)	(349,574)
Operating real estate, net	$10,265,747	$10,274,581

Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the three months ended March 31, 2015 (dollars in millions):

Acquisition Date	Type	Description	Name	Purchase Price(1)	Properties	Financing	Equity	Ownership Interest	Transaction Costs
February - March 2015	Office	Multi-tenant office	Legacy Properties	$98.1	7	$67.3	$28.2	95%	$0.7
______________________________________

(1)	Includes escrows and reserves and excludes transaction costs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. Real Estate Debt Investments
The following table presents CRE debt investments as of March 31, 2015 (dollars in thousands):

					Weighted Average(8)			Floating Rate as % of Principal Amount(7)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(7)	Fixed Rate	Spread Over LIBOR(9)	Yield(10)
Asset Type:
First mortgage loans(1)(2)(6)	11	$372,045	$258,985	33.7%	9.51%	7.18%	9.58%	50.0%
Mezzanine loans	7	148,290	145,022	13.4%	13.79%	13.83%	13.92%	53.3%
Subordinate interests	6	181,232	180,956	16.4%	13.12%	11.80%	12.58%	34.5%
Corporate loans (3)(4)	8	360,343	386,625	32.8%	12.37%	—	13.02%	—
Subtotal/Weighted average(5)	32	1,061,910	971,588	96.3%	11.89%	9.63%	12.13%	30.7%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	11,360	2.4%	—	1.27%	3.09%	100.0%
Mezzanine loans	1	11,000	10,901	1.0%	8.00%	—	9.26%	—
Corporate loans	6	2,765	2,766	0.3%	6.74%	—	6.74%	—
Subtotal/Weighted average	9	40,722	25,027	3.7%	7.75%	1.27%	6.18%	66.2%
Total	41	$1,102,632	$996,615	100.0%	11.82%	8.98%	11.98%	32.0%
____________________________________________________________

(1)
Includes a Sterling denominated loan of £66.7 million, of which £19.7 million is outstanding as of March 31, 2015. This loan has various maturity dates depending upon the timing of advances; however, will be no later than March 2022.

(2)	Includes three loans that pursuant to certain terms and conditions which may or may not be satisfied, where the Company has an option to purchase the properties securing these loans.

(3)
Includes $112.0 million of preferred equity investments for which the Company elected the fair value option. As of March 31, 2015, carrying value represents fair value with respect to these investments.

(4)	Includes four revolving loans of $156.4 million, of which $70.0 million is outstanding as of March 31, 2015.

(5)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $113.7 million for credit facilities. The remainder is unleveraged. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $135.3 million.

(6)	There are two first mortgage loans on non-accrual status with an aggregate carrying value of $8.9 million as of March 31, 2015, which were acquired with deteriorated credit quality.

(7)	Based on principal amount.

(8)	Excludes two CRE debt investments with an aggregate principal amount of $9.2 million that were originated prior to 2008.

(9)
$275.8 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.54%. Includes one first mortgage loan with a principal amount of $6.0 million with a spread over the prime rate.

(10)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of March 31, 2015 and for CRE debt with a LIBOR floor, using such floor.
For the three months ended March 31, 2015, the Company did not originate or purchase any loans.
The following table presents CRE debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average(8)			Floating Rate as % of Principal Amount(7)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(7)	Fixed Rate	Spread Over LIBOR(9)	Yield(10)
Asset Type:
First mortgage loans(1)(2)(6)	13	$434,671	$313,590	36.6%	9.51%	6.66%	9.34%	57.2%
Mezzanine loans	8	149,816	146,088	12.6%	13.79%	13.83%	14.05%	53.3%
Subordinate interests	8	201,564	200,237	17.0%	13.11%	12.33%	13.01%	40.7%
Corporate loans(3)(4)	8	360,343	382,427	30.3%	12.37%	—	12.99%	—
Subtotal/Weighted average(5)	37	1,146,394	1,042,342	96.5%	11.89%	9.15%	12.00%	35.6%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	11,360	2.3%	—	1.27%	3.08%	100.0%
Mezzanine loans	1	11,000	11,000	0.9%	8.00%	—	8.00%	—
Corporate loans	6	2,965	2,965	0.3%	6.74%	—	6.74%	—
Subtotal/Weighted average	9	40,922	25,325	3.5%	7.73%	1.27%	5.64%	65.9%
Total	46	$1,187,316	$1,067,667	100.0%	11.82%	8.65%	11.85%	36.7%
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

(10)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2014 and for CRE debt with a LIBOR floor, using such floor.
The following table presents maturities of CRE debt investments based on principal amount as of March 31, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
April 1 to December 31, 2015	$160,057	$103,676
Years Ending December 31:
2016	278,526	143,475
2017	102,892	126,824
2018	2,424	169,924
2019	—	—
Thereafter	558,733	558,733
Total	$1,102,632	$1,102,632
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.
As of March 31, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.8 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value primarily due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of March 31, 2015, the Company had $22.8 million of net unamortized discount and $4.0 million of net unamortized origination fees and costs.
The Company has one non-performing loan (“NPL”) with a principal amount of $4.2 million as of March 31, 2015. There were no NPLs as of December 31, 2014.
Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015		2014
Beginning balance	$5,599		$2,880
Provision for (reversal of) loan losses, net	200	(1)	1,886
Ending balance	$5,799		$4,766

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

____________________________________________________________
(1) Excludes $0.3 million of provision for loan losses relating to manufactured housing notes receivables recorded in other assets.
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
The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

	March 31,	December 31,
Credit Quality Indicator:	2015	2014
Loans with no loan loss reserve:
First mortgage loans	$265,665	$324,251
Mezzanine loans	155,923	157,089
Subordinate interests	180,956	200,236
Corporate loans	389,391	385,391
Subtotal	991,935	1,066,967
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans(1)	500	700
Mezzanine loans(2)	—	—
Subtotal	500	700
Non-performing loans:	4,180	—
Total	$996,615	$1,067,667
____________________________________________________________

(1)	Excludes two first mortgage loans acquired with deteriorated credit quality with a carrying value of $8.9 million and $5.7 million as of March 31, 2015 and December 31, 2014, respectively.

(2)	Includes one mezzanine loan with a 100% loan loss reserve with a principal amount of $3.7 million. Such loan is not considered a NPL as debt service is currently being received.
Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015				December 31, 2014
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	2	$6,934	$4,680	$2,033	1	$2,533	$700	$1,833
Mezzanine loans	1	3,766	—	3,766	1	3,766	—	3,766
Total	3	$10,700	$4,680	$5,799	2	$6,299	$700	$5,599
____________________________________________________________

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)
Principal amount differs from carrying value primarily due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes two first mortgage loans acquired with deteriorated credit quality with an aggregate carrying value of $8.9 million and $5.7 million as of March 31, 2015 and December 31, 2014, respectively.

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	March 31, 2015			March 31, 2014
	Number	Average Carrying Value	Quarter Ended Income	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	2	$2,690	$50	1	$1,783	$—
Mezzanine loans	1	—	2	1	943	2
Total/weighted average	3	$2,690	$52	2	$2,726	$2
As of March 31, 2015 and December 31, 2014, the Company did not have any loans past due greater than 90 days.
5.Investments in Private Equity Funds
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
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investment in unconsolidated ventures. The Company determined there were seven significant unconsolidated joint ventures with respect to certain PE Investments as of March 31, 2015. Summarized financial data for such unconsolidated joint ventures for the three months ended December 31, 2014, which is the most recent financial information available from the underlying funds, included net investment income of $17.8 million, realized gains of $1.6 million and unrealized gains of $37.2 million. However, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected cash flow from one period to another and not based on such summarized financial data.
Summary
The following tables summarize the Company’s PE Investments as of March 31, 2015 (dollars in millions):

PE Investment(1)	Initial Closing Date	NAV Reference Date(2)	Number of Funds		Purchase Price	Expected Future Contributions(3)
PE Investment I	February 15, 2013	June 30, 2012	49		$282.1	$7
PE Investment II	July 3, 2013	September 30, 2012	24		353.4	2
PE Investment III (4)	December 31, 2013	June 30, 2013	8		39.8	1
PE Investment IV	May 30, 2014	December 31, 2013	1		8.0	—
PE Investment V	July 1, 2014	September 30, 2013	3		12.0	—
PE Investment VI	July 30, 2014	June 30, 2014	20		90.2	2
PE Investment VII	August 15, 2014	December 31, 2013	14		54.9	1
PE Investment IX	October 2, 2014	March 31, 2014	11		217.7	4
PE Investment X	December 4, 2014	June 30, 2014	13		152.4	—
Total			143	(5)	$1,210.5	$17
____________________________________________________________

(1)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in real estate private equity funds. For the three months ended March 31, 2015, PE Investment VIII has not made any investments.

(2)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(3)	Represents the estimated amount of expected future contributions to funds as of March 31, 2015.

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

(5)	The total number includes 14 funds held across multiple PE Investments.

	Carrying Value		Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
PE Investment(1)	March 31, 2015	December 31, 2014	Equity in Earnings	Distributions(2)	Contributions	Equity in Earnings	Distributions(2)	Contributions
PE Investment I (3)	$211.0	$218.6	$13.9	$17.7	$0.6	$14.8	$19.0	$0.1
PE Investment II	224.0	231.6	14.0	21.6	—	14.1	23.7	1.7
PE Investment III	50.2	51.0	0.7	1.5	—	1.4	1.4	0.1
PE Investment IV	8.2	7.8	0.3	—	—	—	—	—
PE Investment V	8.4	8.0	0.5	—	—	—	—	—
PE Investment VI	82.3	86.3	3.4	7.4	0.1	—	—	—
PE Investment VII	43.0	42.7	2.1	1.9	—	—	—	—
PE Investment IX	164.2	174.6	7.4	18.0	0.2	—	—	—
PE Investment X	133.6	141.4	5.9	13.8	0.2	—	—	—
Total	$924.9	$962.0	$48.2	$81.9	$1.1	$30.3	$44.1	$1.9
____________________________________________________________

(1)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in PE Investments. For the three months ended March 31, 2015, PE Investment VIII has not made any investments.

(2)	Net of a $15.9 million and $9.2 million reserve for taxes in the aggregate for all PE Investments for the three months ended March 31, 2015 and 2014, respectively.

(3)	The Company recorded an unrealized loss of $4.4 million for the three months ended March 31, 2015.
Unconsolidated PE Investments
PE Investment I
In February 2013, the Company completed the initial closing (“PE I Initial Closing”) of PE Investment I which owns a portfolio of limited partnership interests in real estate private equity funds managed by institutional-quality sponsors. Pursuant to the terms of the agreement, at the PE I Initial Closing, the full purchase price was funded, excluding future capital commitments. Accordingly, the Company funded $282.1 million and NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”) (together with the Company, the “NorthStar Entities”) funded $118.0 million. The NorthStar Entities have an aggregate ownership interest in PE Investment I of 51%, of which the Company owns 70.5%. The Company assigned its rights to the remaining 29.5% to a subsidiary of NorthStar Income. Teachers Insurance and Annuity Association of America (the “Class B Partner”) contributed its interests in 49 funds subject to the transaction in exchange for all of the Class B partnership interests in PE Investment I.
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
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45% of the September 30, 2012 NAV (the “Deferred Amount”), by the last day of the fiscal quarter after the four-year anniversary following the closing date of each fund interest. As of March 31, 2015, the Company’s share of the Deferred Amount was $286.3 million. In April 2015, PE Investment II paid $61.3 million of the Deferred Amount to PE II Seller, of which the Company’s share was $42.9 million. The Company funded $353.4 million, all of its proportionate share of the Initial Amount, at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
On March 31st of each year, commencing on March 31, 2015 and for a period of two years thereafter, PE Investment II will pay, within ten business days of March 31st, an amount necessary to reduce the Deferred Amount by the greater of 15% of the then outstanding Deferred Amount or 15% of the aggregate distributions received by PE Investment II during the preceding 12 month period.
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

6.	Investments in Unconsolidated Ventures
The following is a description of investments in unconsolidated ventures. The investments in RXR Realty LLC (“RXR Realty”), Aerium Group (“Aerium”) and Legacy Partners Commercial, LLC (“Legacy Commercial”) are accounted for at fair value. The investments in the NSAM Sponsored Companies (as defined below) were accounted for under the equity method prior to the spin-off of NSAM and are accounted for under the cost method subsequent to the spin-off of NSAM. All other investments in unconsolidated ventures are accounted for under the equity method.
RXR Realty
In December 2013, the Company entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate in the New York Tri-State area. The investment in RXR Realty includes an approximate 30% equity interest (“RXR Equity Interest”). The carrying value of the RXR Equity Interest was $93.6 million and $90.0 million as of March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized equity in earnings of $3.5 million and $1.5 million, respectively. The Company’s equity interest in RXR Realty is structured so that NSAM is entitled to certain fees in connection with RXR Realty’s investment management business.  Refer to Note 10. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.
Aerium
In June 2014, the Company acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties and is headquartered in Luxembourg with additional offices in London, Paris, Istanbul, Geneva, Düsseldorf and Bahrain. As of March 31, 2015, Aerium managed approximately €6.1 billion of real estate assets across 12 countries and employed over 200 professionals, some of whom provide services to NSAM following the spin-off. The investment in Aerium was acquired for €50 million ($68.8 million), excluding $3.6 million of transaction costs, funded with €45 million ($62.2 million) of cash and €5 million from the issuance of the Company’s common stock (refer to Note 12). The carrying value of the investment in Aerium was $57.0 million and $62.8 million as of March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015, the Company recognized equity in earnings of $1.1 million. The Company’s equity interest in Aerium is structured so that NSAM is entitled to certain fees in connection with Aerium’s

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

asset management business.  Refer to Note 10. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.
Legacy Commercial
In September 2014, the Company entered into an investment with Legacy Commercial, a real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment included a 40% interest in the common equity of certain entities affiliated with Legacy Commercial. The carrying value of the Company’s investment as of March 31, 2015 and December 31, 2014 was $5.3 million and $5.0 million, respectively. For the three months ended March 31, 2015, the Company recognized equity in earnings of $0.4 million.
Multifamily Joint Venture
In July 2013, the Company through a joint venture with a private investor, acquired a multifamily property with 498 units, located in Philadelphia, Pennsylvania for an aggregate purchase price of $41.0 million, including all costs, escrows and reserves. The property was financed with a non-recourse mortgage note of $29.5 million and the remainder in cash. In April 2015, the Company obtained additional non-recourse financing on the property of $7.0 million. Both financings mature on July 1, 2023 and bear a weighted average fixed interest rate of 3.87%. The Company’s 90% interest in the joint venture was acquired for $10.4 million. The carrying value of the Company’s investment was $9.7 million and $9.9 million as of March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized an immaterial amount and $0.2 million of equity in losses, respectively, which was primarily attributable to depreciation and amortization of $0.3 million for each period.
LandCap Partners
In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 (“Whitehall”) to form LandCap Partners and LandCap LoanCo. (collectively referred to as “LandCap”). The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. The carrying value of the 49% interest in LandCap was $9.4 million and $10.8 million as of March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014 the Company recognized equity in earnings of $0.3 million and $0.1 million, respectively.
CS Federal Drive, LLC
The Company owns a 50% interest in CS Federal Drive, LLC (“CS/Federal”), which owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and the joint venture financed the transaction with two separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages mature on February 11, 2016 and bear a fixed interest rate of 5.51% and 5.46%, respectively. The carrying value of the investment in CS/Federal was $5.7 million as of March 31, 2015 and December 31, 2014. For the three months ended March 31, 2015 and 2014, the Company recognized equity in earnings of $0.1 million and equity in losses of $0.1 million, respectively.
NSAM Sponsored Companies
Affiliates of NSAM also manage the Company’s previously sponsored companies: NorthStar Income, NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) and together with any new sponsored company, (herein collectively referred to as the “NSAM Sponsored Companies”). In addition, NSAM owns NorthStar Realty Securities, LLC (“NorthStar Securities”), the Company’s previously owned captive broker-dealer platform, which raises capital in the retail market for NSAM’s Sponsored Companies.

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
In connection with the Company’s commitment to purchase shares of the NSAM Sponsored Companies, the Company acquired an aggregate of $12.1 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through March 31, 2015. In addition, pursuant to the management agreement with NSAM, the Company committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year.
The Company has the following ownership interest in the NSAM Sponsored Companies:

•
NorthStar Income - The carrying value of the investment in NorthStar Income was $5.9 million and $6.0 million, representing an interest of 0.5% and 0.6%, as of March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized $0.1 million of earnings for each period.

•
NorthStar Healthcare - The carrying value of the investment in NorthStar Healthcare was $2.3 million and $2.4 million as of March 31, 2015 and December 31, 2014, respectively, representing an interest of 0.3% as of each date. For the three months ended March 31, 2015 and 2014, the Company recognized an immaterial amount and $0.1 million of losses, respectively.

•
NorthStar Income II - The carrying value of the investment in NorthStar Income II was $3.1 million as of March 31, 2015 and December 31, 2014, representing an interest of 0.7% and 1.2%, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized an immaterial amount of earnings for each period.

The Company has committed to invest as distribution support in the following future NSAM Sponsored Companies:

•
NorthStar/RXR New York Metro - On February 9, 2015, NorthStar/RXR New York Metro’s (“NorthStar/RXR New York Metro”) registration statement on Form S-11, seeking to raise up to $2 billion in a public offering of common stock, was declared effective by the SEC. NorthStar/RXR New York Metro expects to begin raising capital in the second half of 2015.

•
NorthStar Corporate - On December 2, 2014, NorthStar Corporate Income, Inc. confidentially submitted its registration statement on Form N-2 to the SEC seeking to raise up to $1 billion in a public offering of common stock.

Other
In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. In April 2014, the loan was repaid at par. For the three months ended March 31, 2014, the Company recognized $1.2 million of equity in earnings.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Income acquired an aggregate 35.0% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owns 65% and NorthStar Income owns 35%. There was no carrying value as of March 31, 2015 and December 31, 2014. For the three months ended March 31, 2014, the Company recognized $1.2 million of equity in earnings. In March 2014, the retail component of the hotel was sold and for the three months ended March 31, 2014, the Company recognized a $1.2 million gain from this sale in equity in earnings.
In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago. As of March 31, 2015 and December 31, 2014, the carrying value of the investment was $8.5 million for each period. For the three months ended March 31, 2015 and 2014, the Company did not recognize any equity in earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of March 31, 2015 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	30	$401,211	$178,317	$41,501	$(3,051)	$216,767	27.8%	1.97%	24.35%
N-Star CDO equity(5)	5	128,458	128,458	1,665	(34,043)	96,080	8.9%	NA	18.00%
CMBS and other securities(6)	15	117,100	62,830	12,048	(21,371)	53,507	8.1%	2.46%	5.03%
Subtotal(2)	50	646,769	369,605	55,214	(58,465)	366,354	44.8%	2.08%	18.86%
CRE securities in N-Star CDOs(5)(7)
CMBS	141	617,140	451,230	45,503	(125,725)	371,008	42.8%	3.51%	10.00%
Third-party CDO notes	10	74,949	67,763	117	(45,104)	22,776	5.2%	0.26%	1.36%
Agency debentures	8	87,172	30,709	12,204	—	42,913	6.0%	—	4.56%
Unsecured REIT debt	1	8,000	8,369	954	—	9,323	0.6%	7.50%	5.88%
Trust preferred securities	2	7,224	7,224	—	(1,373)	5,851	0.6%	2.25%	2.32%
Subtotal	162	794,485	565,295	58,778	(172,202)	451,871	55.2%	2.85%	8.51%
Total	212	$1,441,254	$934,900	$113,992	$(230,667)	$818,225	100.0%	2.55%	12.60%
____________________________________________________________

(1)	Excludes $108.0 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of March 31, 2015.

(5)	The fair value option was elected for these securities (refer to Note 14).

(6)	The fair value option was elected for $45.5 million carrying value of these securities (refer to Note 14).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
The Company sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. The Company acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO (“CSE CDO”) and the CapLease 2005-1 CDO (“CapLease CDO”) sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs and their assets are referred to as legacy investments. All N-Star CDOs are considered VIEs. Refer to Note 17. At the time of issuance of the sponsored CDOs, the Company retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, the Company repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds.
As of March 31, 2015, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit commercial mortgage-backed securities (“CMBS”), meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of March 31, 2015, contractual maturities of CRE securities investments ranged from one month to 38 years, with a weighted average expected maturity of 3.9 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents CRE securities as of December 31, 2014 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	Losses	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	32	$461,974	$205,463	$58,116	$(1,270)	$262,309	30.1%	1.83%	24.13%
N-Star CDO equity(5)	5	137,143	137,143	522	(35,198)	102,467	8.9%	NA	18.21%
CMBS and other securities(6)	15	119,089	64,616	12,241	(24,934)	51,923	7.8%	2.48%	5.51%
Subtotal(2)	52	718,206	407,222	70,879	(61,402)	416,699	46.8%	1.97%	19.18%
CRE securities in N-Star CDOs(5)(7)
CMBS	144	636,035	458,186	50,432	(125,751)	382,867	41.5%	3.69%	9.96%
Third-party CDO notes	10	76,253	68,821	—	(45,603)	23,218	5.1%	0.26%	1.32%
Agency debentures	8	87,172	30,371	10,164	(6)	40,529	5.7%	—	4.56%
Unsecured REIT debt	1	8,000	8,396	955	—	9,351	0.5%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,373)	5,850	0.4%	2.25%	—
Subtotal	165	814,685	572,999	61,551	(172,733)	461,815	53.2%	3.00%	8.45%
Total	217	$1,532,891	$980,221	$132,430	$(234,135)	$878,514	100.0%	2.57%	12.91%
_________________________________________________________

(1)	Excludes $108.0 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2013.

(5)	The fair value option was elected for these securities (refer to Note 14).

(6)	The fair value option was elected for $42.6 million carrying value of these securities (refer to Note 14).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
For the three months ended March 31, 2015, proceeds from the sale of CRE securities was $61.0 million resulting in a net realized gain of $10.9 million. For the three months ended March 31, 2014, proceeds from the sale of CRE securities was $22.2 million, resulting in a net realized gain of $4.6 million.
CRE securities investments, not held in N-Star CDOs, include 31 securities for which the fair value option was not elected. As of March 31, 2015, the aggregate carrying value of these securities was $224.7 million, representing $38.4 million of accumulated net unrealized gains included in OCI. The Company held three securities with an aggregate carrying value of $17.0 million with an unrealized loss of $3.0 million as of March 31, 2015, two of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Borrowings
The following table presents borrowings as of March 31, 2015 and December 31, 2014 (dollars in thousands):

				March 31, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Healthcare
East Arlington, TX	Non-recourse	May-17	5.89%	$3,142	$3,142	$3,157	$3,157
Ohio Portfolio	Non-recourse	Jan-19	6.00%	20,157	20,063	20,230	20,230
Lancaster, OH	Non-recourse	Jan-19	LIBOR + 5.00%	2,398	2,387	2,442	2,442
Wilkinson Portfolio	Non-recourse	Jan-19	6.99%	149,270	148,578	150,024	150,024
Tuscola/Harrisburg, IL	Non-recourse	Jan-19	7.09%	7,376	7,342	7,412	7,412
Formation Portfolio(5)	Non-recourse	May-19(6)/Jan-25	LIBOR + 4.25%(7)/4.54%	704,704	702,676	705,608	700,958
Minnesota Portfolio	Non-recourse	Nov-19	3.50%	37,800	37,800	37,800	37,800
Griffin-American - U.K.(5)	Non-recourse	Dec-19(6)	LIBOR + 4.25%(7)	331,088	331,088	348,588	348,588
Griffin-American - U.S.(5)	Non-recourse	Dec-19(6)/Dec-35	LIBOR + 3.05%(7)/4.68%	2,614,032	2,548,152	2,618,797	2,618,797
Wakefield Portfolio	Non-recourse	April-20	LIBOR + 5.95%	54,473	54,473	54,751	54,751
Healthcare Preferred(8)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio(8)	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
Subtotal Healthcare				4,120,570	4,051,831	4,144,939	4,140,289
Hotel
Innkeepers Portfolio(5)	Non-recourse	Jun-19(6)	LIBOR + 3.39%(7)	840,000	840,000	840,000	840,000
K Partners Portfolio(5)	Non-recourse	Aug-19(6)	LIBOR + 3.25%(7)	211,681	211,681	211,681	211,681
Courtyard Portfolio(5)	Non-recourse	Oct-19(6)	LIBOR + 3.05%(7)	512,000	512,000	512,000	512,000
Inland Portfolio(5)	Non-recourse	Nov-19(6)	LIBOR + 3.62%(7)	817,000	817,000	817,000	817,000
Subtotal Hotel				2,380,681	2,380,681	2,380,681	2,380,681
Manufactured housing communities
Manufactured Housing Portfolio 3(5)	Non-recourse	Dec-21/ Jan-24/ Sept-24	4.923%(7)	297,372	299,584	297,428	299,716
Manufactured Housing Portfolio 1(5)	Non-recourse	Jan-23	4.387%(7)	236,233	236,233	236,900	236,900
Manufactured Housing Portfolio 2(5)	Non-recourse	May-23	4.016%(7)	639,909	639,909	639,909	639,909
Subtotal Manufactured housing communities				1,173,514	1,175,726	1,174,237	1,176,525
Net lease
Fort Wayne, IN	—	—	—	—	—	2,909	2,909
Columbus, OH	—	—	—	—	—	21,934	21,934
EDS Portfolio	Non-recourse	Oct-15	5.37%	42,486	42,486	42,738	42,738
Keene, NH	Non-recourse	Feb-16	5.85%	6,070	6,070	6,105	6,105
Green Pond, NJ	Non-recourse	Apr-16	5.68%	15,719	15,719	15,799	15,799
Aurora, CO	Non-recourse	Jul-16	6.22%	30,580	30,580	30,720	30,720
DSG Portfolio	Non-recourse	Oct-16	6.17%	30,962	30,962	31,126	31,126
Indianapolis, IN	Non-recourse	Feb-17	6.06%	26,029	26,029	26,151	26,151
Milpitas, CA	Non-recourse	Mar-17	5.95%	19,301	19,301	19,459	19,459
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC - Mezzanine	Non-recourse	Apr-17	6.21%	974	974	1,079	1,079
Industrial Portfolio(5)	Non-recourse	Jul-17/Dec-17	4.21%(7)	221,125	227,427	221,131	228,071
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	13,047	13,047	13,181	13,181
South Portland, ME	Non-recourse	Jul-23	LIBOR + 2.15%(7)	3,510	3,510	3,597	3,597
Subtotal Net lease				437,503	443,805	463,629	470,569
Multifamily
Memphis, TN	Non-recourse	Apr-23	3.996%	39,600	39,600	39,600	39,600
Southeast Portfolio(5)	Non-recourse	May-23/July-23	4.03%(7)	158,417	158,417	158,417	158,417
Scottsdale, AZ(5)	Non-recourse	Jul-23	4.28%(7)	46,538	46,538	46,538	46,538
Subtotal Multifamily				244,555	244,555	244,555	244,555
Other
Legacy Properties(5)	Non-recourse	Nov-19/Feb-20(6)	LIBOR + 2.15%(7)	112,838	112,838	45,584	45,584
UK Complex(5)	Non-recourse	Dec-19	LIBOR + 3.00%(7)	74,170	74,170	77,660	77,660
Subtotal Other				187,008	187,008	123,244	123,244
Subtotal Mortgage and other notes payable				8,543,831	8,483,606	8,531,285	8,535,863

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				March 31, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 7.01%(7)	$14,705	$14,560	$15,020	$14,504
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.43%(7)	530,109	368,550	545,939	375,564
Subtotal CDO bonds payable—VIE				544,814	383,110	560,959	390,068
Securitization bonds payable:
Securitization 2012-1	—	—	—	—	—	41,831	41,823
Subtotal Securitization financing transaction				—	—	41,831	41,823
Credit facilities:
Corporate Revolving Credit Facility(9)	Recourse	Aug-17	LIBOR + 3.50%(7)	420,000	420,000	215,000	215,000
Corporate Term Facility	Recourse	Sept-17	4.60% / 4.55%(10)	425,000	425,000	425,000	425,000
Loan Facility 1	—	—	—	—	—	14,850	14,850
Loan Facility 2	Partial Recourse(11)	Mar-18(6)	2.95%(7)	65,903	65,903	77,930	77,930
Subtotal Credit facilities				910,903	910,903	732,780	732,780
Exchangeable senior notes:
7.25% Notes	Recourse	Jun-27	7.25%	12,955	12,955	12,955	12,955
8.875% Notes	Recourse	Jun-32	8.875%	1,000	984	1,000	983
5.375% Notes	Recourse	Jun-33	5.375%	19,935	17,576	31,633	27,824
Subtotal Exchangeable senior notes				33,890	31,515	45,588	41,762
Junior subordinated notes:(12)
Trust I	Recourse	Mar-35	8.15%	41,240	33,198	41,240	32,992
Trust II	Recourse	Jun-35	7.74%	25,780	20,882	25,780	20,753
Trust III	Recourse	Jan-36	7.81%	41,238	32,990	41,238	32,784
Trust IV	Recourse	Jun-36	7.95%	50,100	40,080	50,100	39,830
Trust V	Recourse	Sept-36	LIBOR + 2.70%(7)	30,100	22,124	30,100	21,823
Trust VI	Recourse	Dec-36	LIBOR + 2.90%(7)	25,100	18,951	25,100	18,700
Trust VII	Recourse	Apr-37	LIBOR + 2.50%(7)	31,459	22,808	31,459	22,492
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%(7)	35,100	26,149	35,100	25,798
Subtotal Junior subordinated notes				280,117	217,182	280,117	215,172
Grand Total				$10,313,555	$10,026,316	$10,192,560	$9,957,468
____________________________________________________________

(1)	Refer to Note 15 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for N-Star CDO I and the Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 14) and amortized cost with regards to the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	An aggregate principal amount of $7.8 billion is comprised of 45 senior mortgage notes totaling $6.4 billion and 16 mezzanine mortgage notes totaling $1.4 billion.

(6)	Represents final maturity taking into consideration the Company’s extension options.

(7)	Contractual interest rate represents a weighted average.

(8)	Represents borrowings in N-Star CDOs.

(9)	Secured by collateral relating to a borrowing base comprised primarily of unlevered CRE debt and securities investments with a carrying value of $641.0 million as of March 31, 2015.

(10)	Represents the respective fixed rate applicable to each borrowing under the Corporate Term Facility.

(11)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(12)
Junior subordinated notes Trusts I, II, III and IV have a fixed interest rate for periods ranging from June 2015 to September 2016, when the interest rate will change to floating and reset quarterly at rates ranging from three-month LIBOR plus 2.80% to 3.25%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2015 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Credit Facilities	Exchangeable Senior Notes(1)	Junior Subordinated Notes
April 1 to December 31, 2015	$108,972	$108,972	$—	$—	$—	$—
Years ending December 31:
2016	106,395	106,395	—	—	—	—
2017	1,193,349	335,394	—	845,000	12,955	—
2018	98,904	33,001	—	65,903	—	—
2019	3,090,354	3,089,354	—	—	1,000	—
Thereafter	5,715,581	4,870,715	544,814	—	19,935	280,117
Total	$10,313,555	$8,543,831	$544,814	$910,903	$33,890	$280,117
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

Credit Facilities
Corporate Facilities
In August 2014, the Company obtained a corporate revolving credit facility (as amended, the “Corporate Revolving Credit Facility”) with certain commercial bank lenders, with a total commitment amount of $500.0 million and a three-year term. The Corporate Revolving Credit Facility is secured by collateral relating to a borrowing base and guarantees by certain subsidiaries of the Company. As of March 31, 2015 and December 31, 2014, $80.0 million and $285.0 million, respectively, financing remains undrawn under the Corporate Revolving Credit Facility. In May 2015, the Company amended and restated the Corporate Revolving Credit Facility to substitute the Operating Partnership as the borrower, with the Company becoming a guarantor. The Operating Partnership must maintain at least $25.0 million of minimum liquidity based on the sum of unrestricted cash or cash equivalents and undrawn availability during the term of the Corporate Revolving Credit Facility.
In September 2014, the Company entered into a corporate facility agreement (as amended, the “Corporate Term Facility”) with a commercial bank lender to establish term borrowings, with an aggregate principal amount of up to $500.0 million. In March 2015, the Company amended and restated the Corporate Term Facility to substitute the Operating Partnership as the borrower, with the Company becoming a guarantor. Pursuant to the Corporate Term Facility, the Operating Partnership may enter into one or more credit agreements for term borrowings with varying amounts, borrowing dates, maturities and interest rates, from time to time until September 2015. Borrowings may be prepaid at any time subject to customary breakage costs. In September and December 2014, the Company entered into a credit agreement providing for a term borrowing under the Corporate Term Facility in a principal amount of $275.0 million and $150.0 million, respectively, with a fixed interest rate of 4.60% and 4.55%, respectively, with each maturing on September 19, 2017. As of March 31, 2015 and December 31, 2014, $75.0 million of financing remains undrawn under the Corporate Term Facility.
The Corporate Revolving Credit Facility and the Corporate Term Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.
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
As of March 31, 2015, the Company had $113.7 million carrying value of loans financed with $65.9 million on the loan facilities, with $174.1 million of available borrowing under its loan facilities.
During the initial term, the loan facilities act as revolving credit facilities that can be paid down as assets repay or are sold and re-drawn upon for new investments. As of March 31, 2015, the Company was in compliance with all of its financial covenants.
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
For the three months ended March 31, 2015, $11.7 million principal amount of the 5.375% Notes were exchanged for 1.4 million shares of common stock. In connection with these conversions, the Company recorded a loss of $1.1 million in realized gain (loss) on investments and other in the consolidated statements of operations.

9.	Spin-off of Asset Management Business
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
For the three months ended March 31, 2014, the Company recorded a $5.8 million loss included in discontinued operations in the Company’s consolidated statements of operations associated with NSAM which represented a carve-out of revenues of $23.3 million and expenses of $29.1 million. Such amounts exclude the effect of any fees that NSAM began earning in connection with the management agreement with the Company upon completion of the spin-off.
Total revenues included asset management and other fee income from NSAM Sponsored Companies earned prior to the spin-off. In connection with the spin-off, the advisory agreements between the Company and each of the NSAM Sponsored Companies were terminated and affiliates of NSAM entered into new advisory agreements with each of the NSAM Sponsored Companies on substantially the same terms as those in effect at the time of the spin-off.
Total revenues also included selling commissions and dealer manager fees earned by selling equity in the NSAM Sponsored Companies through NorthStar Securities. As part of the Distribution to NSAM, NorthStar Securities became a subsidiary of NSAM. Pursuant to dealer manager agreements between NorthStar Securities and the NSAM Sponsored Companies, the Company generally received selling commissions of up to 7% of gross offering proceeds raised. The Company reallowed all selling commissions earned to participating broker-dealers. In addition, the Company also generally received a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically reallowed to participating broker-dealers. Total expenses include commission expense representing fees to participating broker-dealers with whom NorthStar Securities has selling agreements and commissions to employees of NorthStar Securities.

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
10.Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the spin-off of the Company’s asset management business, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to the supervision of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries other than the Company’s CRE loan origination business. The management agreement with NSAM provides for a base management fee and incentive fee.
Base Management Fee
For the three months ended March 31, 2015, the Company incurred $45.3 million related to the base management fee, which is recorded in due to related party on the consolidated balance sheets. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the three months ended March 31, 2014. The base management fee to NSAM will increase subsequent to March 31, 2015 by an amount equal to 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by the Company;

•	equity issued by the Company in exchange or conversion of exchangeable senior notes based on the stock price at the date of issuance;

•
any other issuances by the Company of common equity, preferred equity or other forms of equity, including but not limited to LTIP Units (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”) of the Company in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the spin-off.

Additionally, the Company’s equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
Incentive Fee
For the three months ended March 31, 2015, the Company incurred $2.9 million related to the incentive fee, which is recorded in due to related party on the consolidated balance sheets. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Weighted average shares represents the number of shares of the Company’s common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuance.

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
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on its behalf. In addition to the Company’s costs and expenses, following the Distribution, the Company is obligated to reimburse NSAM for additional costs and expenses incurred by NSAM for an amount not to exceed the following: (i) 20% of the combined total of: (a) the Company’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses from the Company (“NorthStar Realty G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM, less (ii) the NorthStar Realty G&A. For the three months ended March 31, 2015, NSAM allocated $2.0 million to the Company, which is recorded in due to related party on the consolidated balance sheets. In addition, the Company will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
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
Credit Agreement
In connection with the Distribution, the Company entered into a revolving credit agreement with NSAM pursuant to which the Company makes available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including the Company, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that the Company’s obligation to advance proceeds to NSAM is dependent upon the Company and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of March 31, 2015, the Company has not funded any amounts to NSAM in connection with this agreement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 11). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company. For the three months ended March 31, 2015 and 2014, the Company did not incur any incentive fees related to the Healthcare Strategic Partnership.
N-Star CDOs
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the three months ended March 31, 2015 and 2014, the Company earned $1.4 million and $1.6 million in fee income, respectively, of which $0.6 million and $0.7 million, respectively, were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by the Company.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended March 31, 2015 and 2014, the Company earned $16.1 million and $17.7 million of interest income from such investments in deconsolidated N-Star CDOs, respectively.
Securitization 2012-1
The Company entered into an agreement with NorthStar Income that provided that both the Company and NorthStar Income receive the economic benefit and bear the economic risk associated with the investments each contributed into Securitization 2012-1, a securitization transaction entered into by the Company and NorthStar Income. In both cases, the respective retained equity interest of the Company and NorthStar Income is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of the Company or NorthStar Income. In the event that either the Company or NorthStar Income suffer a complete loss of the retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by the Company or NorthStar Income, as the case may be, prior to the investment-grade bondholders. In January 2015, the securitization was repaid in full.
American Healthcare Investors
In December 2014, NSAM acquired an approximate 45%, as adjusted, interest in American Healthcare Investors LLC (“AHI”) and James F. Flaherty III, a strategic partner of NSAM, acquired a 9% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American Healthcare REIT II, Inc. (“Griffin-American”), until Griffin-American was acquired by the Company and NorthStar Healthcare.  In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and the Company assisting NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by the Company and, subject to certain conditions, other NSAM managed companies.
Island Hospitality Management
In January 2015, NSAM acquired an approximate 45% interest in Island Hospitality Management Inc. (“Island”). Island is a leading, independent select service hotel management company that currently manages 149 hotel properties, representing $3.7 billion, of which 101 hotel properties are owned by the Company. Island provides certain asset management, property management and other services to the Company to assist in managing the Company’s hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the Company’s hotel properties it manages for the Company.

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
Prior to the NSAM Spin-off, the Company conducted substantially all of its operations and made its investments through an operating partnership which issued LTIP Units as equity-based compensation. Additionally, prior to the NSAM Spin-off, the Company completed an internal corporate reorganization whereby the Company collapsed its three tier holding company structure, including such operating partnership, into a single tier (the “Reorganization”). All of the vested and unvested equity-based awards granted by the Company prior to the spin-off remain outstanding following the Reorganization and the spin-off. Appropriate adjustments were made to all awards to reflect the Reorganization, the Reverse Split and the spin-off. Pursuant to the Reorganization, such LTIP Units were converted into an equal number of shares of common stock of the Company (refer to Note 13), which are referred to as restricted stock, and holders of such shares received an equal number of shares of NSAM’s common stock in connection with the spin-off, all of which generally remain subject to the same vesting and other terms that applied prior to the spin-off. In connection with the spin-off, equity and equity-based awards relating to the Company’s common stock, such as RSUs and Deferred LTIP Units, were adjusted to also relate to an equal number of shares of NSAM’s common stock, but otherwise generally remain subject to the same vesting and other terms that applied prior to the spin-off. Vesting conditions for outstanding awards have been adjusted to reflect the impact of NSAM in terms of employment for service based on awards and total stockholder return for performance-based awards with respect to periods after the spin-off.
In connection with the formation of the Operating Partnership, the Operating Partnership issued LTIP Units to each holder of the Company’s outstanding Deferred LTIP Units, which were equity awards representing the right to receive either LTIP units in the Company’s successor operating partnership or, if such LTIP units were not available upon settlement of the award, shares of common stock of the Company, in settlement of such Deferred LTIP Units on a one for one basis in accordance with the terms of the outstanding Deferred LTIP Units. Conditioned upon minimum allocations to the capital account of the LTIP Unit for federal income tax purposes, each LTIP Unit will be convertible, at the election of the holder, into one common unit of limited partnership interest in the Operating Partnership (“OP Unit”). Each of the OP Units underlying these LTIP Units will be redeemable at the election of the OP Unit holder for: (i) cash equal to the then fair market value of one share of the Company’s common stock; or (ii) at the option of the Company in its capacity as general partner of the Operating Partnership, one share of the Company’s common stock. LTIP Units issued remain subject to the same vesting terms as the Deferred LTIP Units.
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
Pursuant to the management agreement with NSAM, the Company will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to NSAM’s executives, employees and service providers in connection with the performance of services under the management agreement. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of the Company’s restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of the Company’s common stock are not available for issuance under the Company’s equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash.
The Company was responsible for paying approximately 50% of the 2014 long-term bonuses earned under the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan (“NSAM Bonus Plan”). Long-term bonuses were paid to executives in both Company and NSAM equity-based awards, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017.
All of the adjustments made in connection with the Reorganization, Reverse Split and the spin-off were deemed to be equitable adjustments pursuant to anti-dilution provisions in accordance with the terms of the NorthStar Realty Equity Plans. As a result, there was no incremental value attributed to these adjustments and these adjustments do not impact the amount recorded for equity-based compensation expense for the three months ended March 31, 2015 and 2014.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes the equity-based compensation plans and related expenses.
All share amounts and related information disclosed below have been retrospectively adjusted to reflect the Reverse Split.
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
As of March 31, 2015, 233,314 unvested shares of restricted stock issued under the Stock Plan were outstanding and 3,136,195 shares of common stock remained available for issuance pursuant to the Stock Plan, which includes shares reserved for issuance upon settlement of outstanding LTIP Units and RSUs. Holders of shares of restricted stock or LTIP Units are entitled to receive dividends or distributions with respect to the Company shares of restricted stock and vested and unvested LTIP Units for as long as such shares and LTIP Units remain outstanding.
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
The portion of the incentive pool for the executive officers was divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit (“Annual Bonus”); (b) a deferred bonus, determined based on the same year’s performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant’s continued employment through each payment date (“Deferred Bonus”); and (c) a long-term incentive in the form of RSUs, LTIP Units and/or Deferred LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles and/or total stockholder return hurdles established by the Committee for a three- or four-year period, subject to the participant’s continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the “Long-Term Amount Value”). The Long-Term Amount Value, if any, other than the portion related to dividends paid, will be paid in the form of shares of common stock or LTIP Units to the extent available under the NorthStar Realty Equity Plans and, pursuant to adjustments made in connection with the spin-off, an equal number of shares of NSAM’s common stock or LTIP Units in NSAM’s operating partnership, or, if all or a portion of such shares or LTIP Units are not available, in cash (the “Long Term Amount Payout”). These performance based RSUs were adjusted to refer to combined total stockholder return of the Company and NSAM with respect to periods after the spin-off. Restricted stock or LTIP Units granted as a portion of the long-term incentive are subject to vesting based on continued employment during the performance period, but are not subject to performance-based vesting hurdles.
Under the Plan, for 2011, the Company issued 762,898 RSUs to executive officers, which were subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ended December 31, 2014. The grant date fair value was $5.40, per RSU determined using a risk-free interest rate of 0.42%. Under the Plan, for 2011, the Company also granted 762,898 LTIP Units to executive officers, which were subject to vesting in four annual installments ending on January 29, 2015, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 302,692 shares of restricted stock (net of forfeitures occurring prior to March 31, 2015) to certain non-executive employees, which were subject to vesting quarterly over three years beginning April 2012, subject to continued employment through the applicable vesting date. As of December 31, 2014, the Company determined the performance hurdle was met which resulted in all of these RSUs

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

vesting. To settle these RSUs, the Company issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements, on January 1, 2015 and the Operating Partnership issued 669,743 LTIP Units.
Under the Plan, for 2012, the Company issued 704,839 RSUs to executive officers, which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2015. The grant date fair value was $12.32 per RSU determined using a risk-free interest rate of 0.44%. Under the Plan, for 2012, the Company also granted 704,839 LTIP Units to executive officers, which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 289,975 LTIP Units (net of forfeitures occurring prior to March 31, 2015) to certain non-executive employees which are subject to vesting quarterly over three years beginning April 2013, subject to continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization.
Under the Plan, for 2013, the Company issued 500,371 RSUs to executive officers, which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2016. The grant date fair value was $26.96 per RSU determined using a risk-free interest rate of 0.63%. Under the Plan, for 2013, the Company also granted 500,371 Deferred LTIP Units to executive officers which are subject to vesting in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date and 261,577 Deferred LTIP Units which were subject to vesting based on continued employment through December 31, 2015. The Company also granted 275,937 Deferred LTIP Units (net of forfeitures occurring prior to March 31, 2015) to certain non-executive employees which were subject to vesting quarterly over three years beginning April 2014, subject to continued employment through the applicable vesting date. Such Deferred LTIP Units were subsequently settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
NSAM Bonus Plan
In connection with the 2014 NSAM Bonus Plan, approximately 31.65% of the long-term bonus was paid in Deferred LTIP Units and approximately 18.35% of the long-term bonus was paid by the Company by issuing RSUs. In connection with the long-term bonuses to be paid by the Company, in February 2015, the Company granted 1,038,233 Deferred LTIP Units to executive officers, of which 25% were vested upon grant and the remainder was subject to vesting in three equal annual installments beginning on December 31, 2015, subject to the executive officer’s continued employment through the applicable vesting dates. The Company also granted 584,879 RSUs to executive officers, subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2017. The grant date fair value of such RSUs was $11.65 per RSU determined using a risk-free interest rate of 1.00%. In the first quarter 2015, the Company also granted 703,651 Deferred LTIP Units (net of forfeitures occurring prior to March 31, 2015) to certain non-executive employees, with substantially similar terms to the executive awards subject to time based vesting conditions. Such Deferred LTIP Units were settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
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
Summary
Equity-based compensation expense for the three months ended March 31, 2015 represents the Company’s equity-based compensation following the spin-off of the Company’s historical asset management business on June 30, 2014. The Company’s historical equity-based compensation for the three months ended March 31, 2014, represents the Company’s expense after an allocation to NSAM related to the Company’s historical asset management business had it been run as an independent entity reported in discontinued operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2015, the Company recorded $10.8 million of equity-based compensation expense (including $1.4 million of fair value adjustments related to non-employees and $0.5 million of dividends associated with non-employees). For the three months ended March 31, 2014, the Company recorded $3.9 million of equity-based compensation expense, which excludes $5.7 million of expense to allocated to NSAM which is recorded in discontinued operations in the consolidated statements of operations.
The following table presents a summary of restricted stock and LTIP Units. The balance as of March 31, 2015 represents unvested shares of restricted stock and LTIP Units that are outstanding, whether vested or not (grants in thousands):

	Three Months Ended March 31, 2015
	Grants	Weighted Average Grant Price
Beginning balance	1,873	$23.25
Granted	2,412	18.75
Converted to common stock	(7)	15.51
Forfeited	(2)	13.33
Vesting of restricted stock	(464)	13.93
Ending balance/weighted average(1)	3,812	$21.55
____________________________________________________________

(1)	Includes 233,314 shares of restricted stock and 3,578,844 unvested LTIP Units as of March 31, 2015.
As of March 31, 2015, equity-based compensation expense to be recognized over the remaining vesting period, excluding equity-based compensation expense for awards to non-employees recorded at fair value, through January 2018 is $36.6 million, provided there are no forfeitures.

12.	Stockholders’ Equity
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
Share and per share amounts disclosed in the Company’s consolidated financial statements and the accompanying notes have been retrospectively adjusted to reflect the Reverse Split, including common stock outstanding, earnings per share and shares or units outstanding related to equity-based compensation, where applicable (refer to Note 11).
Common Stock
In February 2015, the Company issued the remaining 7.0 million shares of common stock under the forward sale agreement entered into in 2014, for net proceeds of $122.2 million.
In March 2015, the Company issued 12.0 million shares of its common stock at a public offering price of $18.65 per share and received net proceeds of $217.1 million. In connection with this offering, the Company entered into a forward sale agreement with a financial institution to issue an aggregate of 57.0 million shares of its common stock, subject to certain conditions. The forward sale agreement generally provides for settlement on one or more dates specified by the Company on or prior to September 2, 2015, subject to acceleration upon the occurrence of certain events. On a settlement date, if the Company decides to physically settle all or a portion of the forward sale agreement, it will issue common stock to such financial institution at the then-applicable forward sale price multiplied by 0.995. The initial forward sale price is equal to $18.14 per share. The forward sale agreement provides that the forward sale price will be adjusted based on the federal funds rate less the stock loan rate specified in the forward sale agreement and will be decreased by amounts related to expected dividends on the Company’s common stock during the term of the forward sale agreement. As of March 31, 2015, the Company issued 12.3 million shares of common stock under this forward sale agreement for net proceeds of $216.1 million. The Company issued 12.5 million shares of common stock in April 2015 under this forward sale agreement for net proceeds of $220.6 million. As of May 6, 2015, the Company has 32.3 million shares remaining under this forward sale agreement for aggregate net proceeds of $569 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 7,139,923 shares of its common stock, after giving effect to the Reverse Split. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the three months ended March 31, 2015, the Company issued 2,075 shares of its common stock pursuant to the DRP, after giving effect to the Reverse Split, for gross proceeds of an immaterial amount.
Dividends
The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2015:

Common Stock		Preferred Stock
			Dividend Per Share
Declaration Date	Dividend Per Share	Declaration Date	Series A	Series B	Series C	Series D	Series E
February 25	$0.40	January 30	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
Earnings Per Share
The following table presents EPS for the three months ended March 31, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(31,602)	$(134,961)
Net income (loss) attributable to LTIP Units non-controlling interest	—	(3,596)
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(31,602)	$(138,557)
Denominator:(2)
Weighted average shares of common stock	308,536	160,515
Weighted average LTIP Units(1)	716	4,284
Weighted average shares of common stock and LTIP Units(2)	309,252	164,799
Earnings (loss) per share:(3)
Basic	$(0.10)	$(0.84)
Diluted	$(0.10)	$(0.84)
____________________________________________________________

(1)
The EPS calculation takes into account LTIP Units, which receive non-forfeitable dividends from the date of grant, shared equally in the Company’s net income (loss) and converted on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes, shares under the forward sale agreement, restricted shares and RSUs outstanding that were not dilutive as of March 31, 2015. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)	The three months ended March 31, 2014 is adjusted for the Reverse Split effected on June 30, 2014.

13.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership and the Company’s former operating partnership prior to the NSAM Spin-off. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. In connection with the formation of the Operating Partnership, the Company recorded a non-controlling interest of $18.7 million related to LTIP Units. As of March 31, 2015, LTIP Units of 3,578,844 were outstanding, representing a 1.0% ownership and non-controlling interest

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended March 31, 2015 was an immaterial amount and for the three months ended March 31, 2014 was a loss of $3.6 million as it related to the Company’s former operating partnership.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended March 31, 2015 and 2014 was a net loss of $3.7 million and $0.1 million, respectively.
The following table presents net income (loss) attributable to the Company’s common stockholders for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Income (loss) from continuing operations	$(31,591)	$(134,587)
Income (loss) from discontinued operations	(11)	(374)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(31,602)	$(134,961)

14.	Fair Value
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Investments in Unconsolidated Ventures
The Company accounts for certain investments in unconsolidated ventures at fair value determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets, discount rate and foreign currency exchange rates. Additionally, the Company accounts for certain CRE debt investments made in connection with certain investments in unconsolidated ventures at fair value, which is determined based on comparing the current yield to the estimated yield for newly originated loans with similar credit risk. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
PE Investments	$—	$—	$924,942	$924,942
Investments in unconsolidated ventures(1)	—	—	275,120	275,120
Real estate securities, available for sale:
N-Star CDO bonds	—	—	216,767	216,767
N-Star CDO equity	—	—	96,080	96,080
CMBS and other securities	—	19,227	34,280	53,507
CRE securities in N-Star CDOs
CMBS	—	311,684	59,324	371,008
Third-party CDO notes	—	—	22,776	22,776
Agency debentures	—	42,913	—	42,913
Unsecured REIT debt	—	9,323	—	9,323
Trust preferred securities	—	—	5,851	5,851
Subtotal CRE securities in N-Star CDOs	—	363,920	87,951	451,871
Subtotal real estate securities, available for sale	—	383,147	435,078	818,225
Derivative assets	—	2,130	—	2,130
Total assets	$—	$385,277	$1,635,140	$2,020,417
Liabilities:
CDO bonds payable	$—	$—	$383,110	$383,110
Junior subordinated notes	—	—	217,182	217,182
Derivative liabilities	—	15,740	—	15,740
Total liabilities	$—	$15,740	$600,292	$616,032
_____________________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
PE Investments	$—	$—	$962,038	$962,038
Investments in unconsolidated ventures(1)	—	—	276,437	276,437
Real estate securities, available for sale:
N-Star CDO bonds	—	—	262,309	262,309
N-Star CDO equity	—	—	102,467	102,467
CMBS and other securities	—	17,243	34,680	51,923
CRE securities in N-Star CDOs
CMBS	—	329,815	53,052	382,867
Third-party CDO notes	—	—	23,218	23,218
Agency debentures	—	40,529	—	40,529
Unsecured REIT debt	—	9,351	—	9,351
Trust preferred securities	—	—	5,850	5,850
Subtotal CRE securities in N-Star CDOs	—	379,695	82,120	461,815
Subtotal real estate securities, available for sale	—	396,938	481,576	878,514
Derivative assets	—	3,247	—	3,247
Total assets	$—	$400,185	$1,720,051	$2,120,236
Liabilities:
CDO bonds payable	$—	$—	$390,068	$390,068
Junior subordinated notes	—	—	215,172	215,172
Derivative liabilities	—	17,915	—	17,915
Total liabilities	$—	$17,915	$605,240	$623,155
_____________________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2015 (dollars in thousands):

	Three Months Ended March 31, 2015
	PE Investments	Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2015	$962,038	$276,437	$481,576	$390,068	$215,172
Transfers into Level 3(2)	—	—	6,532	—	—
Transfers out of Level 3(2)	—	—	(791)	—	—
Purchases / borrowings / amortization / contributions	1,096	1,044	13,838	—	—
Sales	—	—	(48,570)	—	—
Paydowns / distributions	(81,945)	—	(15,309)	(16,146)	—
Gains:
Equity in earnings of unconsolidated ventures	48,186	4,471	—	—	—
Unrealized gains included in earnings	—	—	11,934	—	—
Realized gains included in earnings	—	—	10,878	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	1,843	—	—
Losses:
Unrealized losses included in earnings	(4,433)	(6,832)	(8,073)	9,188	2,010
Realized losses included in earnings	—	—	(123)	—	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(18,657)	—	—
March 31, 2015	$924,942	$275,120	$435,078	$383,110	$217,182
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$(4,433)	$(6,832)	$3,861	$(9,188)	$(2,010)
____________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2014 (dollars in thousands):

	Year Ended December 31, 2014
	PE Investments	Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2014	$586,018	$192,419	$484,840	$384,183	$201,203
Transfers into Level 3(2)	—	—	17,513	—	—
Transfers out of Level 3(2)	—	—	—	—	—
Purchases / borrowings / amortization / contributions	548,961	84,206	64,104	(15,320)	—
Sales	—	—	(65,504)	—	—
Paydowns / distributions	(339,598)	(2,507)	(48,511)	(87,859)	—
Repurchases	—	—	—		—
Gains:
Equity in earnings of unconsolidated ventures	134,036	10,494	—	—	—
Unrealized gains included in earnings	32,621	—	44,308	—	—
Realized gains included in earnings	—	—	15,626	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	61,045	—	—
Deconsolidation of N-Star CDOs(3)	—	—	873	(122,486)	—
Losses:
Unrealized losses included in earnings	—	(8,175)	(64,977)	217,608	13,969
Realized losses included in earnings	—	—	(3,152)	13,942	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(3,519)	—	—
Deconsolidation of N-Star CDOs(3)	—	—	(21,070)	—	—
December 31, 2014	$962,038	$276,437	$481,576	$390,068	$215,172
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$32,621	$(8,175)	$(37,487)	$(217,608)	$(13,969)
____________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

(3)	Represents amounts recorded as a result of the deconsolidation of certain N-Star CDOs. Refer to Note 17 for further disclosure.
There were no transfers, other than those identified in the table above, during the periods ended March 31, 2015 and December 31, 2014.
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
For the three months ended March 31, 2015, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Range
PE Investments	$924,942	Discounted Cash Flow Model	Discount Rate	15% - 28%
Investments in unconsolidated ventures(1)	$275,120	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	7% - 31%
N-Star CDO equity	$96,080	Discounted Cash Flow Model	Discount Rate	18%

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
Fair Value Option
The Company has historically elected to apply the fair value option for the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities financed in N-Star CDOs; CDO bonds payable; and junior subordinated notes. Given past market volatility the Company had observed that the impact of electing the fair value option would generally result in additional variability to the Company’s consolidated statements of operations which management believes is not a useful presentation for such financial assets and liabilities. Therefore, the Company more recently has not elected the fair value option for new investments in CRE securities and securitization financing transactions. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, certain investments in unconsolidated ventures (refer to Note 6) and N-Star CDO equity, the Company elected the fair value option because management believes it is a more useful presentation for such investments. The Company determined recording such investments based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment.
The following table presents the fair value of financial instruments for which the fair value option was elected as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,	December 31,
	2015	2014
Assets:
PE Investments	$924,942	$962,038
Investments in unconsolidated ventures(1)	275,120	276,437
Real estate securities, available for sale:(2)
N-Star CDO equity	96,080	102,467
CMBS and other securities	45,531	42,613
CRE securities in N-Star CDOs
CMBS	371,008	382,867
Third-party CDO notes	22,776	23,218
Agency debentures	42,913	40,529
Unsecured REIT debt	9,323	9,351
Trust preferred securities	5,851	5,850
Subtotal CRE securities in N-Star CDOs	451,871	461,815
Subtotal real estate securities, available for sale	593,482	606,895
Total assets	$1,793,544	$1,845,370
Liabilities:
CDO bonds payable	$383,110	$390,068
Junior subordinated notes	217,182	215,172
Total liabilities	$600,292	$605,240
___________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
March 31, 2015 excludes 31 CRE securities including $224.7 million of N-Star CDO bonds and $8.0 million of CRE securities, for which the fair value option was not elected. December 31, 2014 excludes 34 CRE securities including $271.6 million of N-Star CDO bonds and $9.3 million of CRE securities, for which the fair value option was not elected.

The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Assets:
Real estate securities, available for sale(1)	$4,512	$16,190
PE Investments(1)	(4,433)	—
Foreign currency remeasurement(2)	(23,000)	(389)
Liabilities:
CDO bonds payable(1)	(9,188)	(143,361)
Junior subordinated notes(1)	(2,010)	(11,997)
Subtotal	(34,119)	(139,557)
Derivatives	1,136	3,953
Total	$(32,983)	$(135,604)
____________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$1,102,632	$996,615	$995,531	$1,187,316	$1,067,667	$1,066,911
Real estate securities, available for sale(2)	1,441,254	818,225	818,225	1,532,891	878,514	878,514
Derivative assets(2)(3)	3,865,187	2,130	2,130	3,848,859	3,247	3,247
Financial liabilities:(1)
Mortgage and other notes payable	$8,543,831	$8,483,606	$8,510,126	$8,531,285	$8,535,863	$8,539,363
CDO bonds payable(2)(4)	544,814	383,110	383,110	560,959	390,068	390,068
Securitization bonds payable	—	—	—	41,831	41,823	41,929
Credit facilities	910,903	910,903	910,903	732,780	732,780	732,780
Exchangeable senior notes	33,890	31,515	58,568	45,588	41,762	82,443
Junior subordinated notes(2)(4)	280,117	217,182	217,182	280,117	215,172	215,172
Derivative liabilities(2)(3)	316,590	15,740	15,740	318,726	17,915	17,915
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to “Determination of Fair Value” above for disclosures of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of March 31, 2015 and December 31, 2014.

(4)	The fair value option has been elected for these liabilities.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR / Forward Rate	Range of Maturity
As of March 31, 2015:
Interest rate swaps	12	$316,590	$(15,740)	(2)	0.62% - 5.25%	June 2015 - July 2023
Interest rate caps/floors	24	3,865,187	2,130	(3)	2.00% - 5.00%	January 2016 - January 2020
Total	36	$4,181,777	$(13,610)
As of December 31, 2014:
Interest rate swaps	12	$318,726	$(17,915)	(2)	0.62% - 5.25%	June 2015 - July 2023
Interest rate caps/floors	22	3,848,859	3,247	(3)	2.00% - 5.00%	January 2015 - January 2020
Total	34	$4,167,585	$(14,668)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of March 31, 2015 and December 31, 2014.

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

(3)	Includes three Sterling denominated interest rate caps.
The change in number and notional amount of interest rate caps from December 31, 2014 primarily relates to an acquired interest rate cap associated with the Legacy Properties offset by contractual notional amortization and the maturity of a corporate interest rate cap. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2015 and December 31, 2014.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Balance Sheet	March 31,	December 31,
	Location	2015	2014
Interest rate caps/floors	Derivative assets	$2,130	$3,247
Interest rate swaps	Derivative liabilities	$15,740	$17,915
The following table presents the effect of derivative instruments in the consolidated statements of operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

		Three Months Ended March 31,
	Statements of Operations Location	2015	2014
Amount of gain (loss) recognized in earnings:
Adjustment to fair value interest rate swaps	Unrealized gain (loss) on investments and other	$1,136	$3,953
Net cash payment for interest rate swaps	Unrealized gain (loss) on investments and other	$(3,048)	$(6,736)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense on debt and securities	$(265)	$(229)
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of March 31, 2015 and December 31, 2014.

16.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.	Variable Interest Entities
As of March 31, 2015, the Company has identified the following consolidated and unconsolidated VIEs.
Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
As of March 31, 2015, the Company serves as collateral manager and/or special servicer for N-Star CDOs I and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs, and therefore, continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of these consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the three months ended March 31, 2015 and 2014.
Unconsolidated VIEs
N-Star CDOs
The Company delegated the collateral management rights for N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013 to a third-party collateral manager/collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company evaluated the fees paid to the third-party collateral manager/collateral manager delegate and concluded that such fees represented a variable interest in the deconsolidated loan CDOs and that the third party was functioning as a principal. The Company determined that the delegation of the Company’s collateral management power in the CDOs was a VIE reconsideration event and concluded that these CDOs were still VIEs as the equity investors do not have the characteristics of a controlling financial interest. The Company then reconsidered if it was the primary beneficiary of such VIEs and determined that it no longer has the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to selling collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company does not consolidate the assets and liabilities for N-Star CDOs IV, VI and VIII and the CapLease CDO.
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
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of March 31, 2015. These unconsolidated VIEs are summarized as follows:

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Debt Investments
The Company identified three CRE debt investments with an aggregate carrying value of $74.2 million as variable interests in a VIE. The Company determined that it is not the primary beneficiary of such VIEs, and as such, the VIEs are not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified two CRE securities with an aggregate fair value of $39.3 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization it did not sponsor. For one of these securitizations, an affiliate of NSAM was appointed as special servicer. The special servicing business for certain securitizations was transferred to NSAM in connection with the spin-off. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.
NorthStar Realty Finance Trusts
The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the “Trusts”). The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of March 31, 2015, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in unconsolidated ventures on the consolidated balance sheets.
Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2015 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$74,247	$—	$74,247	$74,247
Investments in unconsolidated ventures	3,742	—	—	3,742	3,742
Real estate securities, available for sale:
N-Star CDO bonds	—	—	216,767	216,767	216,767
N-Star CDO equity	—	—	96,080	96,080	96,080
CMBS	—	—	39,308	39,308	39,308
Subtotal real estate securities, available for sale	—	—	352,155	352,155	352,155
Total assets	3,742	74,247	352,155	430,144	430,144
Junior subordinated notes, at fair value	217,182	—	—	217,182	NA
Total liabilities	217,182	—	—	217,182	NA
Net	$(213,440)	$74,247	$352,155	$212,962	$430,144
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of March 31, 2015 would not exceed the carrying value of its investment.
The Company is not contractually required to provide financial support to any of its unconsolidated VIEs during the three months ended March 31, 2015 and 2014 however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer of the deconsolidated CDOs, may in its sole discretion provide support such as protective and other advances it deems appropriate. As of March 31, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Segment Reporting
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

•	European - The Company is expanding outside the United States (excluding European healthcare), with a current focus on Europe, and seeks to invest in various types of commercial real estate assets.

•
Manufactured Housing - The manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents.

•	Net Lease - The net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants.

•	Multifamily - The multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households.

•	Multi-tenant Office - The Company pursues the acquisition of multi-tenant office properties.

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

•
Commercial Real Estate Securities - The CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities, mostly conduit commercial mortgage-backed securities, or CMBS. The Company also invests in opportunistic CRE securities such as an investment in a “B-piece” CMBS.

•
N-Star CDOs - The Company historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. All of the Company’s CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, this distinct business is a significantly smaller portion of its business today than in the past. As of March 31, 2015, only N-Star securities CDOs I and IX continue to be consolidated. Refer to Note 17 for further disclosure regarding deconsolidated N-Star CDOs. The Company continues to receive collateral management fees related to administrative responsibilities for deconsolidated N-Star CDO financing transactions, which are recorded in other revenue and included in the N-Star CDOs segment.

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
The following tables present segment reporting for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Statement of Operations:					N-Star CDOs(1)
Three months ended March 31, 2015:	Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Consolidated Total
Rental and escalation income	$166,214		$—	$—	$295	$—		$166,509
Hotel related income	168,727		—	—	—	—		168,727
Resident fee income	63,373		—	—	—	—		63,373
Net interest income on debt and securities	2,609	(2)	30,806	17,083	10,533	2,406	(3)	63,437
Other interest expense	100,870		—	—	—	12,649		113,519
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(41,148)	(4)	30,114	33,998	1,518	(90,726)		(66,244)
Equity in earnings (losses) of unconsolidated ventures	53,643		—	—	—	—		53,643
Income tax benefit (expense)	(1,642)		(22)	—	—	—		(1,664)
Income (loss) from continuing operations	10,853		30,092	33,998	1,518	(90,726)		(14,265)
Income (loss) from discontinued operations	(11)		—	—	—	—		(11)
Net income (loss)	10,842		30,092	33,998	1,518	(90,726)		(14,276)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments. $1.4 million of collateral management fees were earned from CDO financing transactions for the three months ended March 31, 2015, of which $0.6 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Primarily represents interest income earned from notes receivable on manufactured homes.

(3)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(4)	Primarily relates to transaction costs and includes depreciation and amortization of $109.2 million for the three months ended March 31, 2015.

Statement of Operations:					N-Star CDOs(1)
Three months ended March 31, 2014:	Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Asset Management(2)	Consolidated Total
Rental and escalation income	$67,885		$—	$—	$284	$—		$—	$68,169
Net interest income on debt and securities	736	(3)	30,784	23,766	15,653	4,457	(4)	—	75,396
Other interest expense	26,454		—	—	—	12,579		—	39,033
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(15,963)	(5)	28,408	24,309	(113,964)	(71,549)		—	(148,759)
Equity in earnings (losses) of unconsolidated ventures	31,676		2,303	—	—	—		—	33,979
Income tax benefit (expense)	(2,187)		—	—	—	—		—	(2,187)
Income (loss) from continuing operations	13,526		30,711	24,309	(113,964)	(71,549)		—	(116,967)
Income (loss) from discontinued operations	(384)		—	—	—	—		(5,755)	(6,139)
Net income (loss)	13,142		30,711	24,309	(113,964)	(71,549)		(5,755)	(123,106)
___________________________________

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(1)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments. $1.6 million of collateral management fees were earned from CDO financing transactions for the three months ended March 31, 2014, of which $0.7 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Represents the consolidated statements of operations of NSAM reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 9).

(3)	Primarily represents interest income earned from notes receivable on manufactured homes.

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(5)	Includes depreciation and amortization of $26.2 million for the three months ended March 31, 2014.
The following table presents total assets by segment as of March 31, 2015 and December 31, 2014 (dollars in thousands):

					N-Star CDOs(1)
Total Assets	Real Estate	CRE Debt	Corporate	CRE Securities	CRE Securities	Consolidated Total
March 31, 2015	$13,129,951	$1,034,661	$694,018	$390,890	$495,069	$15,744,589
December 31, 2014	$13,006,146	$1,160,763	$234,947	$421,840	$502,660	$15,326,356
______________________________________

(1)	Based on CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

19.	Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Due from servicer	$46,270	$—
Reclassification of operating real estate to deferred costs and intangible assets	35,540	—
Non-cash related to PE Investments	28,829	726
Reclassification of other assets to operating real estate	25,577	—
Escrow deposit payable related to CRE debt investments	25,532	13,467
Conversion of Deferred LTIP Units to LTIP Units (refer to Note 13)	18,730	—
Conversion of exchangeable senior notes	11,228	139,418
Dividends payable related to RSUs	2,720	381
Senior Notes issued (refer to Note 8)	—	481,118
Exchangeable senior notes exchanged for Senior Notes (refer to Note 8)	—	296,382
Reclassification of operating real estate to asset held for sale	—	21,661
Conversion of LTIP Units (refer to Note 11)	—	9,788
Deferred financing costs payable related to Senior Notes	—	3,919

20.	Subsequent Events
Dividends
On May 5, 2015, the Company declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on May 22, 2015 to stockholders of record as of the close of business on May 18, 2015. On April 29, 2015, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on May 15, 2015 to stockholders of record as of the close of business on May 11, 2015.
SEB Portfolio
In April 2015, the Company acquired an approximate €1.1 billion ($1.3 billion) European office portfolio (“SEB Portfolio”), comprised of 11 Class A office properties located across gateway cities in seven of Europe’s top markets. The SEB Portfolio consists of approximately 186,000 square meters with a well-diversified mix of market leading tenants. The Company financed the SEB Portfolio with €530.0 million ($626.0 million) of seven year senior mortgage notes, denominated primarily in the local currencies of the respective properties.
Trias Portfolio
In April 2015, the Company acquired an approximate €500 million ($600 million) pan-European office portfolio (“Trias Portfolio”), located across eight European countries including United Kingdom, Germany, France, Belgium, Netherlands, Spain, Portugal and Italy. The Trias Portfolio is comprised of 37 properties, which includes 29 office properties, five retail properties, two hotels and an industrial property. The Trias Portfolio consists of approximately 246,000 square meters and is currently approximately 88% leased with a weighted average lease term of approximately four years. The Company financed the Trias Portfolio with an approximate €221.0 million ($260.0 million) senior mortgage note.
The following presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisitions of the SEB Portfolio and Trias Portfolio and related borrowings as if it occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparable purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Pro forma total revenues	$494,204	$183,219
Pro forma net income (loss) attributable to common stockholders	$(24,703)	$(126,023)
Pro forma EPS - basic	$(0.08)	$(0.79)
Pro forma EPS - diluted	$(0.08)	$(0.79)

ILF Portfolio
In April 2015, the Company and NorthStar Healthcare, each acting through a subsidiary, entered into a purchase agreement pursuant to which the Company and NorthStar Healthcare agreed to acquire a real estate portfolio comprised of 32 private pay, independent living facilities (the “ILF Portfolio”). The facilities contain approximately 3,983 units, located in 12 states. Pursuant to the purchase agreement, the Company and NorthStar Healthcare will acquire the ILF Portfolio for $875.0 million. The Company and NorthStar Healthcare paid a $35.0 million deposit into escrow (of which 60% was funded by the Company and 40% by NorthStar Healthcare) and, if the Company and NorthStar Healthcare elect to postpone the closing of the acquisition to a date later than May 15, 2015, will be required to pay an additional $17.5 million deposit into escrow. The deposits are generally nonrefundable unless the sellers default or fail to satisfy certain conditions under the purchase agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “N-Star,” “we,” “us” or “our” refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.
Introduction
NorthStar Realty Finance Corp. is a diversified commercial real estate company with 84% of its total assets invested in real estate of which 77% is invested in direct real estate. We generated 86% of our revenue from our real estate portfolio for the three months ended March 31, 2015. Excluding our European Portfolio (as defined below), 82% of our total assets are invested in real estate, generating 86% of our revenue for the three months ended March 31, 2015. We invest in multiple asset classes across commercial real estate, or CRE, that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally, with a current focus on Europe. Effective June 30, 2014, we are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of global commercial real estate assets and in turn build long-term franchise value. We are a Maryland corporation and completed our initial public offering in October 2004. We conduct our operations so as to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes.
Proposed Spin-off of European Real Estate Business
On February 26, 2015, we announced that our board of directors unanimously approved a plan to spin-off our European real estate business, or the Proposed European Spin, into a newly-formed publicly-traded REIT, NorthStar Realty Europe Corp., or NRE, expected to be listed on the New York Stock Exchange, or NYSE. As of May 6, 2015, we acquired approximately $2 billion of European real estate comprised of 49 properties spanning across some of Europe’s top markets, or our European Portfolio, that will be contributed to NRE upon the completion of the Proposed European Spin. NSAM will manage NRE pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NSAM. The Proposed European Spin is expected to be completed in the second half of 2015.
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

•
European - We are expanding outside the United States (excluding European healthcare), with a current focus on Europe, and seek to invest in various types of commercial real estate assets. On February 26, 2015, we announced that our board of directors unanimously approved the Proposed European Spin. As of May 6, 2015, we acquired approximately $2 billion of European real estate comprised of 49 properties spanning across some of Europe’s top markets that will be contributed to NRE upon the completion of the Proposed European Spin. Refer to “Recent Developments” for a further discussion.

•
Manufactured Housing - Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents.

•	Net Lease - Our net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants.

•	Multifamily - Our multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households.

•	Multi-tenant Office - We pursue the acquisition of multi-tenant office properties.

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

•
Commercial Real Estate Securities - Our CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities, mostly conduit commercial mortgage-backed securities, or CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invest in opportunistic CRE securities such as an investment in a “B-piece” CMBS.

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
To date in 2015, we issued aggregate capital of $1.3 billion (including the remaining shares available to be issued under a forward sale agreement for net proceeds of $569 million). In 2014, we issued aggregate net capital of $2.6 billion, including $1.3 billion from the issuance of common equity (including the remaining shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million), $1.1 billion as part of the consideration for the merger of Griffin-American Healthcare REIT II, Inc., or Griffin-American, and $242 million from the issuance of preferred equity.
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
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $240 million. Then, in November 2012 and August 2013, we, and on behalf of NorthStar Real Estate Income Trust, Inc., or NorthStar Income, entered into securitization financing transactions to provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments. We will continue to seek to use the capital markets to finance our debt investments. In January 2015, the securitization of $228 million original bonds was repaid in full.
With respect to corporate-level financing, in August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of May 6, 2015, $130 million of financing remains undrawn under our corporate revolving credit facility and $75 million of financing remains undrawn under our corporate term credit facility, subject to entering into additional term loans under such facility.
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
Our Investments
The following table presents our investments as of March 31, 2015, adjusted for acquisitions and commitments to purchase real estate through May 6, 2015 (refer to the below and Recent Developments) (dollars in thousands):

	Amount(1)%
Real Estate
Healthcare(2)(3)	$6,744,872	35.0%
Hotel(3)	3,215,557	16.7%
European(3)	1,868,362	9.7%
Manufactured housing communities	1,594,206	8.3%
Net lease	781,548	4.1%
Multifamily	373,280	1.9%
Multi-tenant office	167,941	0.9%
Subtotal	14,745,766	76.6%
Private equity fund investments	1,211,204	6.3%
Corporate investments(4)	155,690	0.8%
Total real estate	16,112,660	83.7%
CRE Debt
First mortgage loans	372,045	1.9%
Mezzanine loans	148,290	0.8%
Subordinate interests	181,232	0.9%
Corporate loans	360,343	1.9%
Subtotal	1,061,910	5.5%
CRE debt of consolidated N-Star CDOs	40,722	0.2%
Other	24,391	0.1%
Total CRE debt	1,127,023	5.8%
CRE Securities
N-Star CDO bonds(5)	509,132	2.6%
N-Star CDO equity	128,458	0.7%
Other securities	117,100	0.6%
Total CRE securities	754,690	3.9%
Subtotal	17,994,373	93.4%
Assets underlying deconsolidated CRE Debt CDOs(6)	1,265,138	6.6%
Grand total	$19,259,511	100.0%
____________________________________________________________

(1)
Based on cost for real estate investments which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any, fair value for our investments (directly or indirectly in joint ventures) owning PE Investments and includes the deferred purchase price for PE Investment II, principal amount for our CRE debt and securities investments and amortized cost for N-Star CDO equity. Represents 100% of all real estate assets in consolidated joint ventures.

(2)	Includes $475 million of Sterling denominated real estate in the United Kingdom owned in connection with the acquisition of the Griffin-American Portfolio.

(3)
Includes $1.9 billion of European assets acquired in April 2015, $875 million of private pay, independent living facilities, or the ILF Portfolio, committed to acquire in April 2015 between us and NorthStar Healthcare Income, Inc., or NorthStar Healthcare and a commitment to acquire a $170 million hotel portfolio consisting of nine upscale extended stay and premium branded select service hotels containing over 1,000 rooms.

(4)	Represents our investments in RXR Realty LLC, or RXR Realty, Aerium Group, or Aerium, and Legacy Partners Commercial LLC, or Legacy Commercial.

(5)	Includes N-Star CDO bonds with a principal amount of $108 million related to CRE securities CDOs that are eliminated in consolidation.

(6)
Includes assets of deconsolidated CRE debt CDOs, referred to as N-Star CDOs. Based on the respective remittance report issued on date nearest to March 31, 2015. This amount excludes $530 million of aggregate N-Star CDO equity and N-Star CDO bonds included in CRE securities.

We have the ability to invest in a broad spectrum of global commercial real estate assets and seek to provide attractive risk-adjusted returns to our stockholders. As a result, we pursue opportunistic investments across all our business lines including CRE equity and debt investments.
For financial information regarding our reportable segments, refer to Note 18. “Segment Reporting” in our accompanying consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Real Estate
Overview
As part of our real estate strategy, we explore a variety of real estate investments, both directly and through joint ventures. Opportunities to purchase real estate have been bolstered by attractive long-term, non-recourse, non mark-to-market financing available through CMBS and agency financing markets. Our portfolio is primarily comprised of healthcare, hotel, manufactured housing communities, net lease, multifamily properties and international real estate, with a current focus on Europe. We also invest in other opportunistic real estate investments such as indirect interests in real estate through PE Investments. We also acquire hotel and certain healthcare properties through structures permitted by RIDEA, where we participate directly in the operational cash flow of a property.  Our real estate equity investments that operate under the RIDEA structure generate resident and hotel guest related income from short-term residential agreements and incur customary related operating expenses.
Our Portfolio
As of March 31, 2015, adjusted for acquisitions and commitments to purchase through May 6, 2015, $16.1 billion, or 83.7%, of our assets were invested directly in real estate properties and indirectly through our PE Investments and our corporate interests. The following table presents our direct investments in real estate properties as of March 31, 2015, adjusted for acquisitions and commitments to purchase through May 6, 2015 (refer to Recent Developments) (dollars in thousands):

Type	Number	Amount(1)%		Capacity		Primary Locations
Healthcare
Medical office buildings (MOB)	147	$2,175,923	14.8%	6.0 million	square feet	IN, TX, GA, CO, IL
Skilled nursing facilities (SNF)(2)	108	1,357,110	9.2%	12,700	beds	FL, PA, IL, IN, VA
Assisted living facilities - RIDEA (ALF-RIDEA)	109	1,195,587	8.1%	6,300	units	IL, OR, OH, TX, MA, WA
Independent living facilities (ILF)	32	875,000	5.9%	4,000	units	CA, TX, WA
Assisted living facilities - Net lease (ALF-Net Lease)	83	851,957	5.8%	4,300	units	UK, NC, OR, MN, IN
Hospital (HOS)	14	289,295	2.0%	800	beds	CA, MO, TX
Subtotal	493	6,744,872	45.8%
Hotel	164	3,215,557	21.8%	21,258	rooms	VA, NJ, CA, TX
European(3)	49	1,868,362	12.7%	453,000	square meters	UK, France, Germany
Manufactured housing communities	123	1,594,206	10.8%	29,036	pad sites	CO, UT, FL, TX, WY, NY
Net lease
Industrial	35	378,219	2.6%	6.1 million	square feet	CA, IL, FL, GA, MI
Office(4)	19	338,826	2.3%	2.3 million	square feet	CA, FL, NJ, UT
Retail	10	64,503	0.4%	467,971	square feet	NH, MA, ME
Subtotal	64	781,548	5.3%
Multifamily(4)	12	373,280	2.5%	4,514	units	TN, GA, FL
Multi-tenant office	13	167,941	1.1%	1.0 million	square feet	CO, TX, CA
Total	918	$14,745,766	100.0%
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $781 million related to net intangibles. Additionally, includes $51 million of notes receivable and $313 million of escrows and other assets.

(2)	Includes three properties with a cost of $14 million owned pursuant to the RIDEA structure.

(3)	Includes $1.9 billion of European assets acquired in April 2015.

(4)	Includes our interest in joint ventures that own a net lease property and multifamily property of $27 million and $37 million, respectively.
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
As of March 31, 2015, adjusted for acquisitions and commitments to purchase through May 6, 2015, $6.7 billion, or 35.0%, of our assets were invested in healthcare properties. The following presents a summary of our healthcare portfolio and diversity across property type based on net cash flow:

		Healthcare by Property Type
Total Healthcare Portfolio	$6.7 billion
Number of facilities	493
Number of units/beds(1)	28,100

Weighted average occupancy	95%
Weighted average lease coverage	1.6x
Weighted average lease term	8.5 years

Net cash flow related to:
Medical office buildings/net lease/hospitals	82%
RIDEA	18%
___________________________________

(1)	Represents number of units for ALF/ILF property types and number of beds for SNF property types.
Hotel Portfolio
Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.
As of March 31, 2015, adjusted for acquisitions and commitments to purchase through May 6, 2015, $3.2 billion, or 16.7%, of our assets were invested in hotel properties. The following presents a summary of our hotel portfolio and diversity across geographic location based on number of rooms:

		Hotel by Geographic Location
Total Hotel Portfolio	$3.2 billion
Number of hotels	164
Number of rooms	21,258
Weighted average occupancy(1)	74%

Rooms by brand:
Marriott	74%
Hilton	16%
Starwood	4%
Hyatt	4%
Intercontinental	2%
___________________________________

(1)	Represents projected weighted average occupancy for 2015.
European
We are expanding outside the United States, with a current focus on Europe, and seek to invest in various types of commercial real estate assets. As of March 31, 2015, adjusted for acquisitions through May 6, 2015, $1.9 billion, or 9.7%, of our assets were invested in our European Portfolio.

The following presents a summary of our European Portfolio and diversity across geographic location based on purchase price:

		European by Geographic Location
Total European Portfolio	$1.9 billion
Number of properties	49
Number of countries	9
Total square meters	453,000

Weighted average occupancy	91%
Weighted average lease term	5.3 years
Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.
As of March 31, 2015, $1.6 billion, or 8.3%, of our assets were invested in manufactured housing communities. The following presents a summary of our manufactured housing communities portfolio and diversity across geographic location based on net cash flow:

		Manufactured Housing Communities by Geographic Location
Total Manufactured Housing Portfolio	$1.6 billion
Number of communities	123
Number of pad rental sites	29,036
Number of manufactured homes	3,400
Number of states	12
Weighted average occupancy	88%

Net cash flow related to:
Pad rental sites	89%
Other	11%
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
As of March 31, 2015, $782 million, or 4.1%, of our assets were invested in net lease properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our net lease portfolio and diversity across geographic location based on number of properties:

		Net Lease by Geographic Location
Total Net Lease Portfolio	$782 million
Number of properties	64
Number of states	23
Total square feet	8.8 million
Weighted average occupancy	99%
Weighted average lease term	9.5 years

Net cash flow related to:
Industrial	49%
Office	43%
Retail	8%
Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that we believe are well suited to capture the formation of new households.
As of March 31, 2015, $373 million, or 1.9%, of our assets were invested in multifamily properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our multifamily portfolio and diversity across geographic location based on net cash flow:

		Multifamily by Geographic Location
Total Multifamily Portfolio	$373 million
Number of properties	12
Number of states	6
Number of units	4,514

Weighted average occupancy	94%
Multi-tenant Office
We, through a joint venture with Legacy Commercial, are focused on acquiring multi-tenant office properties in the western United States.
As of March 31, 2015, $168 million, or 0.9%, of our assets were invested in multi-tenant office properties. The following presents a summary of our multi-tenant office portfolio and diversity across geographic location based on cost:

		Multi-tenant Office by Geographic Location
Total Multi-tenant Office Portfolio	$168 million
Number of properties	13
Number of states	3
Total square feet	1,021,000

Weighted average occupancy	91%

PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and managed by institutional-quality sponsors, which we refer to as fund interests.
As of March 31, 2015, $1.2 billion, or 6.3%, of our assets were invested in PE Investments through unconsolidated ventures or direct investments. The following table presents our indirect investment in real estate through PE Investments as of March 31, 2015 (dollars in thousands):

	Portfolios	Amount(1)%
PE Investment I	1	$210,972	17.4%
PE Investment II	1	510,299	42.1%
Other PE Investments	8	489,933	40.5%
Total	10	$1,211,204	100.0%
___________________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.
The following tables present a summary of our PE Investments (dollars in millions):

									Underlying Fund Interests
PE Investment (1)	Number of Funds		Number of General Partners		Initial NAV		Initial NAV as a Percentage of Cost (2)	Reported NAV Growth (3)	Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I(6)	49		26		$802.4		66.2%	26.9%	$20,400	49.1%	$7
PE Investment II(7)	24		15		910.0	(8)	73.5%	18.4%	23,300	33.5%	2
Other PE Investments:(9)
PE Investment III	8		4		80.3	(8)	119.0%	10.0%	1,300	47.6%	1
PE Investment IV	1		1		8.8		113.4%	14.7%	500	46.4%	—
PE Investment V	3		1		23.0		57.8%	9.9%	900	59.1%	—
PE Investment VI	20		12		98.3		77.5%	7.0%	8,100	45.9%	2
PE Investment VII	14		13		65.7		79.2%	9.7%	1,200	39.2%	1
PE Investment IX	11		7		232.8		135.3%	8.0%	18,800	36.2%	4
PE Investment X	13		8		160.4		108.1%	(4.9)%	3,700	53.8%	—
Total	143	(10)	87	(10)	$2,381.7				$78,200		$17
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of December 31, 2014, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received.

(3)
The reported net asset value, or NAV, growth is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV. The reported NAV growth for PE Investments owned for less than twelve months is annualized based on actual reported income from the Initial NAV through December 31, 2014.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of March 31, 2015.

(6)	We, together with NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.

(7)
We, NorthStar Income and funds managed by Goldman Sachs Asset Management each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively. PE Investment II paid an initial amount of $505 million and will pay the remaining $411 million, or 45% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of March 31, 2015, our share of the Deferred Amount was $286 million. In April 2015, PE Investment II paid $61 million of the Deferred Amount to PE II Seller, of which our share was $43 million.

(8)	Includes the deferred purchase price for PE Investment II and PE Investment III.

(9)
On August 19, 2014, we, through a subsidiary, entered into a joint venture with a third party to source and invest in real estate private equity funds, or PE Investment VIII. For the three months ended March 31, 2015, PE Investment VIII has not made any investments.

(10)	Includes 14 funds and eight general partners held across multiple PE Investments.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (2)	Contributions	Net
PE Investment I
Three months ended March 31, 2015	$13.9	$3.8	$17.7	$0.6	$17.1
February 15, 2013 to March 31, 2015 (1)	$123.2	$121.8	$245.0	$22.5	$222.5

PE Investment II
Three months ended March 31, 2015	$14.0	$7.6	$21.6	$—	$21.6
July 3, 2013 to March 31, 2015 (1)	$95.6	$146.9	$242.5	$17.6	$224.9

Other PE Investments
Three months ended March 31, 2015	$20.3	$22.3	$42.6	$0.5	$42.1
Various to March 31, 2015 (1)	$46.1	$132.1	$178.2	$7.4	$170.8
_______________________________________________________

(1)	Represents activity from the respective initial closing date through March 31, 2015.

(2)	Net of a $36 million reserve for taxes in the aggregate for all PE Investments.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of December 31, 2014:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
Corporate Investments
RXR Realty
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. The investment includes an approximate 30% equity interest in RXR Realty, representing $94 million as of March 31, 2015.
Aerium
In June 2014, we acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties, headquartered in Luxembourg with additional offices in London, Paris, Istanbul, Geneva, Düsseldorf and Bahrain. As of March 31, 2015, Aerium managed approximately €6.1 billion of real estate assets across 12 countries and employed over 200 professionals, some of whom provide services to NSAM. The investment in Aerium represented $57 million as of March 31, 2015.

Legacy Commercial
In September 2014, we entered into a debt and equity investment with Legacy Commercial, comprised of a 40% interest in the common equity of certain entities affiliated with Legacy Commercial. Legacy Commercial is a leading real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment in Legacy Commercial represented $5 million as of March 31, 2015.
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
Our Portfolio
As of March 31, 2015, $1.1 billion, or 5.5%, of assets were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs and other CRE debt accounted for as joint ventures, consisting of 32 loans with an average investment size of $33 million and weighted average extended maturity of 5.0 years. We directly originated approximately 96% of our current portfolio of CRE debt investments (excluding debt investments purchased in connection with Griffin-American). The following table presents a summary of our CRE debt investments as of March 31, 2015 (dollars in thousands):

					Weighted Average(4)			Floating Rate as % of Principal Amount(4)
	Number(2)	Principal Amount	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR	Yield
Asset Type:
First mortgage loans	11	$372,045	$258,985	35.0%	9.51%	7.18%	9.58%	50.0%
Mezzanine loans	7	148,290	145,022	14.1%	13.79%	13.83%	13.92%	53.3%
Subordinate interests	6	181,232	180,956	17.1%	13.12%	11.80%	12.58%	34.5%
Corporate loans(1)	8	360,343	386,625	33.8%	12.37%	—	13.02%	—
Total/Weighted average	32	$1,061,910	$971,588	100.0%	11.89%	9.63%	12.13%	30.7%
____________________________________________________________

(1)	Includes four revolving loans, of which $70 million is outstanding as of March 31, 2015.

(2)	Excludes amounts related to joint ventures and CRE debt underlying our CDOs.

(3)	Based on principal amount.

(4)	Excludes two CRE debt investments with an aggregate principal amount of $9 million that were originated prior to 2008.

The following presents our $1.1 billion CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

CRE Securities
We historically originated or acquired CRE debt and securities investments that were predominately financed through permanent, non-recourse CDOs. We sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. In addition, we acquired the equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO, or CSE CDO, and the CapLease 2005-1 CDO, or the CapLease CDO. We refer to those CRE debt and securities investments that serve as collateral for N-Star CDO financing transactions as legacy CRE debt and securities, respectively. At the time of issuance of the N-Star CDOs, we retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, since the initial issuance of the N-Star CDOs, we repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds. We own the equity interests in all of our N-Star CDO financing transactions whether or not we consolidate these transactions on our balance sheet. Substantially all of our N-Star CDO equity is invested in our CRE debt CDOs. In fact, our CRE debt CDOs have distributed regular cash flow since their inception. We do not, however, own undivided interests in any of the assets within our N-Star CDOs and all senior and junior bondholders of the CDOs have economic interests that are senior to our equity interests.
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

The following table presents our interest in the N-Star CDOs as of March 31, 2015 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)(3)
AAA	2	$74,500
AA through BBB	28	274,185
Below investment grade	10	160,447
	40	509,132
N-Star CDO equity(4)	5	128,458
Total	45	$637,590
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity. There is no assurance we will receive the maximum amount of principal proceeds.

(2)	Based on original credit rating. Includes nine N-Star CDO bonds with a principal amount of $108 million related to our securities CDOs that are eliminated in consolidation.

(3)
Unencumbered N-Star CDO bonds are owned by us, of which $421 million of principal amount were repurchased at a discount to par at a weighted average original credit rating of A / A2 and a weighted average purchase price of 33%.

(4)	Represents our equity interests in the deconsolidated CRE debt N-Star CDOs.
The following table presents a summary of our deconsolidated N-Star CRE debt CDOs as of December 31, 2014 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of March 31, 2015(1)
Assets, principal amount	$223,073	$336,233	$792,545	$127,229		$563,314		$2,042,394
CDO bonds, principal amount(2)	111,116	267,663	611,956	113,594		501,479		1,605,808
Net assets	$111,957	$68,570	$180,589	$13,635		$61,835		$436,586

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$434	$611	$5,958	$1,833		$3,009		$11,845
Collateral management and other fees(4)	154	321	695	35		292		1,497
Interest coverage cushion (IC)(1)	491	1,175	2,677	92		2,510
Overcollateralization cushion (OC)(1)	60,930	38,490	119,129	9,655		86,584
At offering	19,808	17,412	42,193	5,987	(5)	(151,595)	(6)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to March 31, 2015.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on cash receipts.

(5)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(6)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of all CRE debt in N-Star CDOs based on principal amount:

CRE Debt in N-Star CDOs by Property Type	CRE Debt in N-Star CDOs by Geographic Location

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
Operations of our hotel portfolio are affected by seasonal patterns resulting from overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, we expect our hotel portfolio to have higher revenue, operating income and cash flow in the second and third quarters of each year and lower revenue, operating income and cash flow in the first and fourth quarters of each year.
For financial information regarding our asset management segment prior to the spin-off, refer to Note 18. “Segment Reporting” in our accompanying consolidated financial statements included in Item 1. “Financial Statements.”
Profitability and Performance Metrics
We calculate CAD as a metric to evaluate the profitability and performance of our business (refer to “Non-GAAP Financial Measure—Cash Available for Distribution” for a description of this metric).
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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first quarter 2015, approximately $25 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015. We believe the U.S. economy is on a healthy growth path and that the U.S. Federal Reserve is on track to begin raising rates in 2015. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
The European economy has also been steadily recovering.  However, regional disparities continue to persist as economies recover at differing speeds. We believe that the European Central Bank’s €1.1 trillion “quantitative easing” program, along with historically low interest rates and the depreciation of the euro, has nonetheless created a compelling long-term investment environment in Europe.  Real estate transaction volume in Europe has continued to climb, with office transactions representing over one-third of the volume in 2014. As financial institutions continue to deleverage, we anticipate that there will be further opportunities to acquire portfolios and assets at an attractive long term basis.
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
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
We actively raise capital. To date in 2015, we issued aggregate capital of $1.3 billion (including the remaining shares available to be issued under a forward sale agreement for net proceeds of $569 million). We issued aggregate capital of $2.6 billion in 2014 (including the remaining shares issued under our forward sale agreement in February 2015 for net proceeds of $122 million). Further, we have access to other forms of corporate-level financing. In August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings to be made to us with an aggregate principal amount of up to $500 million. The corporate term facility provides that we may enter into one or more credit agreements for term borrowings with varying amounts, borrowing dates, maturities and interest rates, from time to time until September 2015.
In addition, as of March 31, 2015, we have two loan facilities with an aggregate of $240 million to finance the origination of CRE first mortgage loans. Additionally, in November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitization financing transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities.
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
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt, which currently provide for an aggregate of up to $240 million. Then, in November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitized financing transactions to provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments. In January 2015, the securitization was repaid in full. We will continue to seek to use the capital markets to finance our debt investments. As of March 31, 2015, we had $174 million available borrowing under our loan facilities.
With respect to corporate-level financing, in August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of May 6, 2015, $130 million of financing remains undrawn under our corporate revolving credit facility and $75 million of financing remains undrawn under our corporate term credit facility, subject to entering into additional term loans under such facility.

Historically, we used CDOs to finance legacy CRE debt and securities investments. Our legacy CDO business is winding down as we invest in a broader, more diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past.
Portfolio Management
Subsequent to the spin-off, NSAM performs portfolio management on our behalf. The comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. The portfolio management team, under the direction of the Investment Committee, uses many methods to actively manage our asset base to preserve our income and capital. Credit risk management is the ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE equity and debt investments, frequent re-underwriting and dialogue with borrowers/tenants/operators/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. With respect to our healthcare properties, we consider the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible asset impairment/loan loss reserves, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. The portfolio management process related to CRE debt and securities underlying our deconsolidated CDOs is limited to monitoring the CDO bonds and equity interests in such CDO financing transactions.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, or the Operating Partnership, and their consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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
Investments in Unconsolidated Ventures
A non-controlling, unconsolidated ownership interest in an entity may be accounted for using the equity method, at fair value or the cost method.
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. An allocation of net income (loss) may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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
Other

Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a complete discussion of our critical accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard to January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended March 31, 2015 to March 31, 2014 (dollars in thousands):
The consolidated financial statements for the three months ended March 31, 2015 represent our results of operations following the spin-off of our historical asset management business on June 30, 2014. Periods prior to June 30, 2014 present a carve-out of our historical financial information including revenues and expenses allocated to NSAM related to our historical asset management business. As a result, results of operations for the three months ended March 31, 2015 may not be comparable to our results of operations reported for the prior period presented. The following table represents our results of operations for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Property and other revenues
Rental and escalation income	$166,509	$68,169	$98,340	144.3%
Hotel related income	168,727	—	168,727	NA
Resident fee income	63,373	—	63,373	NA
Other revenue	3,482	2,740	742	27.1%
Total property and other revenues	402,091	70,909	331,182	467.1%
Net interest income
Interest income	65,637	78,679	(13,042)	(16.6)%
Interest expense on debt and securities	2,200	3,283	(1,083)	(33.0)%
Net interest income on debt and securities	63,437	75,396	(11,959)	(15.9)%
Expenses
Management fee, related party	48,231	—	48,231	NA
Other interest expense	113,519	39,033	74,486	190.8%
Real estate properties—operating expenses	205,426	21,958	183,468	835.5%
Other expenses	577	746	(169)	(22.7)%
Transaction costs	14,718	8,110	6,608	81.5%
Provision for (reversal of) loan losses, net	483	1,886	(1,403)	(74.4)%
General and administrative expenses
Salaries and related expense	3,755	3,328	427	12.8%
Equity-based compensation expense	10,830	3,905	6,925	177.3%
Other general and administrative expenses	3,400	4,552	(1,152)	(25.3)%
Total general and administrative expenses	17,985	11,785	6,200	52.6%
Depreciation and amortization	109,726	27,049	82,677	305.7%
Total expenses	510,665	110,567	400,098	361.9%
Other income (loss)
Unrealized gain (loss) on investments and other	(36,031)	(142,340)	106,309	(74.7)%
Realized gain (loss) on investments and other	14,924	(45,512)	60,436	(132.8)%
Gain (loss) from deconsolidation of N-Star CDOs	—	3,355	(3,355)	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(66,244)	(148,759)	82,515	(55.5)%
Equity in earnings (losses) of unconsolidated ventures	53,643	33,979	19,664	57.9%
Income tax benefit (expense)	(1,664)	(2,187)	523	(23.9)%
Income (loss) from continuing operations	(14,265)	(116,967)	102,702	(87.8)%
Income (loss) from discontinued operations	(11)	(6,139)	6,128	(99.8)%
Net income (loss)	$(14,276)	$(123,106)	$108,830	(88.4)%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $98.3 million, primarily attributable to new acquisitions in 2014 including healthcare, industrial, European and multi-tenant office investments ($97.2 million), increased income from our manufactured housing and multifamily investments ($6.0 million), offset by lower income from our net lease and healthcare properties ($4.9 million), all in our real estate segment.
Hotel Related Income
We generated hotel related income of $168.7 million related to new hotel acquisitions in 2014. We did not generate any hotel related income for the three months ended March 31, 2014.
Resident Fee Income
We generated resident fee income of $63.4 million, primarily related to the RIDEA properties in the Griffin-American Portfolio and the Formation Portfolio. We did not generate any resident fee income for the three months ended March 31, 2014.
Other Revenue
Other revenue increased $0.7 million primarily due to other fees earned.

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Three Months Ended March 31,
	2015				2014
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,032,182	$36,228	14.04%		$1,094,568	$35,118	12.83%
CRE securities investments	956,770	29,409	12.30%		1,260,809	43,561	13.82%
	$1,988,952	65,637	13.20%		$2,355,377	78,679	13.36%
Interest-bearing liabilities:(1)
CDO bonds payable	$545,534	1,094	3.04%	(5)	$855,073	1,813	4.00%	(5)
Securitization bonds payable	41,170	151	1.46%		82,354	702	3.41%
Credit facilities	67,971	955	5.62%		66,034	768	4.65%
	$654,675	2,200	3.21%		$1,003,461	3,283	3.99%
Net interest income		$63,437				$75,396
____________________________________________________________

(1)
Excludes $3.6 million and $4.9 million average carrying value of REO and investments in unconsolidated ventures associated with N-Star CDOs, net of related financing as of March 31, 2015 and 2014, respectively.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable, credit facilities and secured term loan. All amounts are calculated based on quarterly averages.

(3)	Includes the effect of amortization of premium or accretion of discount and deferred fees and interest income earned on notes receivable from sales of manufactured homes.

(4)	Calculated as interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $3.0 million and $6.7 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.

Interest income decreased $13.0 million, primarily attributable to decreased income related to investments in deconsolidated N-Star CDO bonds and equity notes ($5.7 million) and decreased interest income on CRE securities in the N-Star CDOs segment ($7.9 million), offset by increased income in our CRE Debt and Securities segment ($0.5 million).
Interest expense decreased $1.1 million, primarily attributable to the deconsolidation of N-Star CDO bonds payable ($0.7 million) and reduced interest on other borrowings in the CRE debt segment ($0.4 million).
Expenses
Management Fee, Related Party
For the three months ended March 31, 2015, we recorded $45.3 million related to the base management fee and $2.9 million related to the incentive fee to NSAM. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the three months ended March 31, 2014.
Other Interest Expense
Other interest expense increased $74.5 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new property acquisitions in our real estate segment ($74.4 million) and higher interest expense at the corporate level primarily due to conversions of exchangeable senior notes ($0.1 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $183.5 million, primarily attributable to new acquisitions in 2014 comprised of healthcare, hotel, industrial, European and multi-tenant office investments in our real estate segment.
Other Expenses

Other expenses decreased $0.2 million related to decreased expense from N-Star securities CDOs that were deconsolidated in 2014 and were recorded as part of the N-Star CDO segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and restructuring charges related to existing investments. For the three months ended March 31, 2015, transaction costs of $14.7 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to our European investments ($9.2 million), acquisitions and restructurings related to our healthcare portfolios ($3.6 million) and our multi-tenant office acquisitions ($0.7 million), all in our real estate segment. For the three months ended March 31, 2014, transaction costs of $8.1 million primarily related to our acquisition of the Formation Portfolio.
Provision for (Reversal of) Loan Losses, Net
For the three months ended March 31, 2015, provision for loan losses, net of $0.5 million primarily related to a provision for loan loss for an existing first mortgage loan. For the three months ended March 31, 2014, provision for loan losses, net of $1.9 million related to a provision for loan loss for a mezzanine loan.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses increased $6.2 million primarily attributable to the following:
Salaries and related expense increased $0.4 million related to the spin-off.
Equity-based compensation expense for the three months ended March 31, 2015 represents our expense following the spin-off. Equity-based compensation expense for the three months ended March 31, 2014 represents our expense after an allocation to NSAM related to our historical asset management business had it been run as an independent entity reported in discontinued operations. For the three months ended March 31, 2015, we recorded $10.8 million of equity-based compensation expense (including $1.4 million of fair value adjustments related to non-employees and $0.5 million of dividends associated with non-employees). For the three months ended March 31, 2014, we recorded $3.9 million of equity-based compensation expense, which excludes $5.7 million of expense allocated to NSAM which is recorded in discontinued operations in the consolidated statements of operations.
Other general and administrative expenses decreased $1.2 million related to lower corporate expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $82.7 million, primarily related to new acquisitions in our real estate segment ($83.5 million), offset by furniture, fixtures and equipment that were transferred to NSAM in connection with the spin-off ($0.4 million).

Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following table presents a summary of unrealized gain (loss) on investments and other by operating segment for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31, 2015
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$—	$3,118	$1,394	$—	$4,512
PE Investments	(4,433)	—	—	—	(4,433)
CDO bonds payable, at fair value	—	—	(9,188)	—	(9,188)
Junior subordinated notes, at fair value	—	—	—	(2,010)	(2,010)
Derivatives, at fair value	(1,070)	—	2,206	—	1,136
Foreign currency remeasurement(1)	(15,218)	—	—	(7,782)	(23,000)
Net cash payments on interest rate swaps	(88)	—	(2,960)	—	(3,048)
Total unrealized gain (loss) on investments and other	$(20,809)	$3,118	$(8,548)	$(9,792)	$(36,031)
__________________________________________________________

(1)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

	Three Months Ended March 31, 2014
			N-Star CDOs
	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$—	$(775)	$16,965	$—	$16,190
CDO bonds payable, at fair value	—		(143,361)	—	(143,361)
Junior subordinated notes, at fair value	—	—	—	(11,997)	(11,997)
Derivatives, at fair value	—	—	3,953	—	3,953
Foreign currency remeasurement(1)	(389)	—	—	—	(389)
Net cash payments on interest rate swaps	—	—	(6,736)	—	(6,736)
Total unrealized gain (loss) on investments and other	$(389)	$(775)	$(129,179)	$(11,997)	$(142,340)
__________________________________________________________

(1)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.
Realized Gain (Loss) on Investments and Other
Realized gains of $14.9 million for the three months ended March 31, 2015 primarily related to net gains from the sale of CRE securities, including N-Star CDO bonds ($9.7 million), a gain related to the sale of REO ($3.0 million) in our real estate segment, a gain on a mortgage payoff of a net lease property ($2.1 million) in our real estate segment, foreign exchange gains related to the pending acquisitions in our European Portfolio ($1.4 million), gains on the sale of manufactured homes ($0.3 million) in our real estate segment, offset by losses on exchangeable senior notes ($1.1 million) in our corporate segment and a loss from the sale of CRE debt ($0.8 million).
Realized losses of $45.5 million for the three months ended March 31, 2014 primarily related to losses on exchangeable senior notes ($37.9 million) in our corporate segment, losses on the sale of manufactured homes ($3.5 million) in our real estate segment, foreign currency remeasurement loss ($0.4 million) in our CRE debt segment, offset by net gains from the sale of investments ($4.3 million) in the CRE securities segment and net realized gains from the sale of timeshare units ($0.3 million) in our real estate segment. The remaining change related to the N-Star CDO CRE securities segment and primarily included losses related to certain CRE securities investments ($8.9 million), offset by gains from the sale of CRE securities investments ($0.3 million).
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $19.7 million, primarily attributable to increased earnings from PE Investments ($17.9 million) and other indirect interests in real estate ($3.1 million).

Income Tax Benefit (Expense)
The income tax expense for the three months ended March 31, 2015 represents a net expense of $1.7 million primarily related to a provision for income tax for our PE Investments ($3.9 million) and healthcare properties ($0.8 million), offset by a benefit of net operating loss carryforward related to our hotel portfolios operating under a RIDEA structure ($3.1 million). The income tax expense for the three months ended March 31, 2014 of $2.2 million represents a provision for income tax for our PE Investments.
Gain (Loss) from Deconsolidation of N-Star CDOs
The gain of $3.4 million primarily related to the deconsolidation of N-Star CDO V, which was predominately due to the reversal of prior unrealized gains on CDO liabilities recorded in prior periods due to the election of the fair value option.
Income (Loss) from Discontinued Operations
For the three months ended March 31, 2014, we recorded a $5.8 million loss included in discontinued operations associated with NSAM which represented a carve-out of revenues of $23.3 million and expenses of $29.1 million. Such amounts exclude the effect of any fees that NSAM began earning in connection with the management agreement with us upon completion of the spin-off.
Income (loss) from operating real estate in discontinued operations represents an immaterial amount and a $0.4 million loss for the three months ended March 31, 2015 and 2014, respectively, and primarily represents the operations of two healthcare properties classified as held for sale in our real estate segment.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock. In addition, in connection with the spin-off of NSAM, we entered into a revolving credit agreement with NSAM pursuant to which we make available, on an “as available basis,” up to $250 million of financing to NSAM subject to certain conditions (refer to Related Party Arrangements).
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
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of May 6, 2015 was approximately $220 million. In addition, as of May 6, 2015, $130 million of financing remains undrawn under our corporate revolving credit facility and $75 million of financing remains undrawn under our corporate term credit facility, subject to entering into additional term loans under such facility. However, we may seek to raise additional capital in order to finance new acquisitions.
Capital Raise
To date in 2015, we issued aggregate capital of $1.3 billion (including the remaining shares available to be issued under a forward sale agreement for net proceeds of $569 million).

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
Securitization 2012-1
In November 2012, we closed Securitization 2012-1, a $351 million securitization financing transaction which provided permanent, non-recourse, non-mark-to-market financing that was collateralized by CRE debt investments originated by us and on behalf of NorthStar Income. A total of $228 million of investment grade bonds were issued, $98 million of which was used to finance the assets we contributed, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. In January 2015, the securitization was repaid in full.
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
Corporate Credit Facilities
Corporate Revolving Credit Facility
In August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three year term. As of May 6, 2015, $130 million of financing remains undrawn under our revolving credit facility.
Corporate Term Facility
In September 2014, we entered into a corporate term facility with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of May 6, 2015, $75 million of financing remains undrawn under our corporate term facility, subject to entering into additional term loans under such facility.
Loan Facilities
With respect to investment-level financing, we maintain two separate loan facilities that provide up to an aggregate of $240 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend on asset type and characteristic. Maturity dates for these facilities range from July 2015 to March 2016 and both have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018.
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
For the three months ended March 31, 2015, holders exchanged $12 million principal amount of our 5.375% Exchangeable Senior Notes for an aggregate 1.4 million shares of our common stock.

Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
Cash flow provided by (used in):	2015	2014
Operating activities	$105,440	$53,696
Investing activities	(489,865)	(60,979)
Financing activities	496,078	(124,580)
Effect of foreign currency translation on cash and cash equivalents	(3,414)	—
Net increase (decrease) in cash and cash equivalents	$108,239	$(131,863)
Three Months Ended March 31, 2015 Compared to March 31, 2014
Net cash provided by operating activities was $105 million for the three months ended March 31, 2015 compared to $54 million for the three months ended March 31, 2014. The increase was primarily due to new investment activity.
Net cash used in investing activities was $490 million for the three months ended March 31, 2015 compared to $61 million for the three months ended March 31, 2014. The increase in net cash used was primarily due to deposits related to our European investments.
Net cash provided by financing activities was $496 million for the three months ended March 31, 2015 compared to net cash used of $125 million for the three months ended March 31, 2014. The primary cash inflows for the three months ended March 31, 2015 was $555 million of net new capital, $176 million of net new borrowings, offset by $151 million for the payment of dividends, $71 million for the payment of financing costs and $16 million for net repurchase/repayment of CDO bonds. The primary cash outflows for the three months ended March 31, 2014 was $11 million of net new borrowings, $30 million for net repurchase/repayment of CDO bonds, $97 million for the payment of dividends and $3 million for distributions to non-controlling interests, offset by a $17 million increase in restricted cash.
Off-Balance Sheet Arrangements
As of March 31, 2015, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 17. “Variable Interest Entities” in Item 1. “Financial Statements” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Additionally, we have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 5. “Investments in Private Equity Funds” and Note 6. “Investments in Unconsolidated Ventures” in Item 1. “Financial Statements” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the spin-off of our asset management business, we entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for our day-to-day operations, subject to the supervision of our board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to us and our subsidiaries other than our CRE loan origination business. The management agreement with NSAM provides for a base management fee and incentive fee.
For the three months ended March 31, 2015, we incurred $45 million related to the base management fee. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the three months ended March 31, 2014. The base management fee to NSAM will increase subsequent to March 31, 2015 by an amount equal to 1.5% per annum of the sum of:

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

•	cumulative CAD in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the spin-off.
Additionally, our equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
For the three months ended March 31, 2015, we incurred $3 million related to the incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Weighted average shares represents the number of shares of our common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuance.
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
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition to our costs and expenses, in connection with the spin-off, we are obligated to reimburse NSAM for additional costs and expenses incurred by NSAM for an amount not to exceed the following: (i) 20% of the combined total of: (a) our general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses from us, or NorthStar Realty G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM, less (ii) the NorthStar Realty G&A. For the three months ended March 31, 2015, NSAM allocated $2 million to us. In addition, we will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
Investment Opportunities
Under the management agreement, we agreed to make available to NSAM for the benefit of NSAM and its managed companies, including us, all investment opportunities that we source. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including us, and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, we are entitled to fair and reasonable compensation for our services in connection with any loan origination opportunities sourced by us, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate.
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

Credit Agreement
In connection with the spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including us, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of March 31, 2015, we have not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both our healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs (refer to Note 11. “Equity-Based Compensation” in Item 1. “Financial Statements”). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us. For the three months ended March 31, 2015 and 2014, we have not incurred any incentive fees related to the Healthcare Strategic Partnership.
NSAM Sponsored Companies
Prior to the spin-off of our asset management business, we had agreements with each of our previously sponsored companies: NorthStar Income, NorthStar Healthcare and NorthStar Real Estate Income II, Inc., or NorthStar Income II, collectively referred to as the NSAM Sponsored Companies, to manage their day-to-day operations, including identifying, originating and acquiring investments on their behalf and earning fees for our services. For the three months ended March 31, 2014, we earned $9 million of fees related to these agreements, which are recorded in discontinued operations in the consolidated statements of operations. In addition, we were entitled to certain expense allocation for costs paid on behalf of the NSAM Sponsored Companies. For the three months ended March 31, 2014, we received $3 million of reimbursement from the NSAM Sponsored Companies.
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
We acquired an aggregate of $12 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through March 31, 2015. In addition, pursuant to the management agreement with NSAM, we committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year. We have committed to invest as distribution support in the following future NSAM Sponsored Companies:

•
NorthStar/RXR New York Metro - On February 9, 2015, NorthStar/RXR New York Metro Income, Inc.’s, or NorthStar/RXR New York Metro, registration statement on Form S-11, seeking to raise up to $2 billion in a public offering of common stock, was declared effective by the SEC. NorthStar/RXR New York Metro expects to begin raising capital in the second half of 2015.

•
NorthStar Corporate - On December 2, 2014, NorthStar Corporate Income, Inc. confidentially submitted its registration statement on Form N-2 to the SEC seeking to raise up to $1 billion in a public offering of common stock.

NorthStar Securities
Prior to the spin-off of our asset management business, we earned selling commissions and dealer manager fees for selling equity in the NSAM Sponsored Companies through NorthStar Realty Securities, LLC, or NorthStar Securities, our previously owned captive broker-dealer platform, and paid commission expense to participating broker-dealers with whom NorthStar Securities has selling agreements and commissions to employees of NorthStar Securities. For the three months ended March 31, 2014, commission expense was $14 million, of which $2 million related to employees of NorthStar Securities. These amounts are recorded in discontinued operations in the consolidated statements of operations.

N-Star CDOs
We earn certain collateral management fees from the N-Star CDOs primarily for administrative services. For the three months ended March 31, 2015 and 2014, we earned $1 million and $2 million in fee income, respectively, of which $1 million and $1 million, respectively, were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by us.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended March 31, 2015 and 2014, we earned $16 million and $18 million of interest income from such investments in deconsolidated N-Star CDOs, respectively.
American Healthcare Investors
In December 2014, NSAM acquired an approximate 45%, as adjusted, interest in American Healthcare Investors LLC, or AHI, and James F. Flaherty III, a strategic partner of NSAM, acquired a 9% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Healthcare.  In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and us assisting NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by us and, subject to certain conditions, other NSAM managed companies.
Island Hospitality Management
In January 2015, NSAM acquired an approximate 45% interest in Island Hospitality Management Inc., or Island. Island is a leading, independent select service hotel management company that currently manages 149 hotel properties, representing $4 billion, of which 101 hotel properties are owned by us. Island provides certain asset management, property management and other services to us to assist in managing our hotel properties. Island receives a base management fee of 2.5% to 3% of the current monthly revenue of our hotel properties it manages for us.
Recent Developments
Dividends
On May 5, 2015, we declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on May 22, 2015 to stockholders of record as of the close of business on May 18, 2015. On April 29, 2015, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on May 15, 2015 to stockholders of record as of the close of business on May 11, 2015.
SEB Portfolio
In April 2015, we acquired an approximate €1.1 billion ($1.3 billion) European office portfolio, or SEB Portfolio, comprised of 11 Class A office properties located across gateway cities in seven of Europe’s top markets. The SEB Portfolio consists of approximately 186,000 square meters with a well-diversified mix of market leading tenants. We financed the SEB Portfolio with €530 million ($626 million) of seven year senior mortgage notes, denominated primarily in the local currencies of the respective properties.
Trias Portfolio
In April 2015, we acquired an approximate €500 million ($600 million) pan-European office portfolio, or Trias Portfolio, located across eight European countries including United Kingdom, Germany, France, Belgium, Netherlands, Spain, Portugal and Italy. The Trias Portfolio is comprised of 37 properties, which includes 29 office properties, five retail properties, two hotels and an industrial property. The Trias Portfolio consists of approximately 246,000 square meters and is currently approximately 88% leased with a weighted average lease term of approximately four years. We financed the Trias Portfolio with an approximate €221.0 million ($260.0 million) senior mortgage note.
ILF Portfolio
In April 2015, we and NorthStar Healthcare, each acting through a subsidiary, entered into a purchase agreement pursuant to which we and NorthStar Healthcare agreed to acquire the ILF Portfolio. The facilities contain approximately 3,983 units, located in 12 states. Pursuant to the purchase agreement, we and NorthStar Healthcare will acquire the ILF Portfolio for $875 million. We and NorthStar Healthcare paid a $35 million deposit into escrow (of which 60% was funded by us and 40% by NorthStar Healthcare) and, if we and NorthStar Healthcare elect to postpone the closing of the acquisition to a date later than

May 15, 2015, will be required to pay an additional $18 million deposit into escrow. The deposits are generally nonrefundable unless the sellers default or fail to satisfy certain conditions under the purchase agreement.
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
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measure
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability. We also believe that CAD is useful because it adjusts for a variety of cash (such as transaction costs and cash flow related to N-Star CDO equity interests) and non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for loan losses, asset impairment, bad debt expense and non-cash interest income and expense items). We adjust for transaction costs because these costs are not a meaningful indicator of our recurring operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments, which are non-recurring expenses related to specific transactions. We also adjust for the cash flow related to N-Star CDO equity interests which represents the net interest generated from the N-Star CDO equity interests. This net interest is a component of our ongoing return on its investment, and therefore, is adjusted in CAD as it provides investors and management with a meaningful indicator of our recurring operating performance. Furthermore, CAD adjusts N-Star CDO bond discounts to record such investments on an effective yield basis over the expected weighted average life of the investment. N-Star CDO bond discounts relates to repurchased CDO bonds of consolidated CDO financing transactions at a discount to par. These CDO bonds typically have a low interest rate and the majority of the return is generated from repurchasing the CDO bonds at a discount to expected recovery value. Because the return generated through the accretion of the discount is a meaningful contributor to our recurring operating performance, such accretion is adjusted in CAD. The computation for the accretion of the discount under U.S. GAAP and CAD is the same. However, for CDO financing transactions that are consolidated under U.S. GAAP, the CDO bonds are not presented as an investment but rather are eliminated in our consolidated financial statements. In addition, we adjust for distributions and adjustments to joint venture partners, which represent the net return generated from our investments allocated to our non-controlling interests. For our owned hotels, our CAD calculation is equivalent to earnings before interest taxes depreciation and amortization (EBITDA), the hotel industry standard metric, which does not make an adjustment for furniture, fixtures and equipment (FF&E) reserves. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items including depreciation and amortization, straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; cash flow related to N-Star CDO equity interests; accretion of consolidated N-Star CDO bond discounts; non-cash net interest income in consolidated N-Star CDOs; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other, excluding accelerated amortization related to sales of CDO bonds or other investments; provision for loan losses, net; impairment on depreciable property; bad debt expense; deferred tax benefit (expense); acquisition gains or losses; distributions and adjustments related to joint venture partners; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; gains (losses) on sales; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. For example, CAD has been adjusted to exclude non-recurring gain (loss) from deconsolidation of certain N-Star CDOs. These items, if applicable, include any adjustments for unconsolidated ventures.
CAD should not be considered as an alternative to net income (loss) attributable to common stockholders, determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended March 31, 2015 (dollars in thousands):

Net income (loss) attributable to common stockholders	$(31,602)
Non-controlling interests	(3,733)

Adjustments:
Depreciation and amortization items(1)	130,451
N-Star CDO bond discounts(2)	2,438
Non-cash net interest income in consolidated N-Star CDOs	(8,343)
Unrealized (gain) loss from fair value adjustments / Provision for loan losses, net	33,467
Realized (gain) loss on investments	(1,697)
Distributions / adjustments to joint venture partners	(8,453)
Transaction costs and other(3)	23,967
CAD	$136,495
____________________________________________________________

(1)
The three months ended March 31, 2015 includes depreciation and amortization of $110.4 million (including $0.7 million related to unconsolidated ventures), straight-line rental income of $(7.9) million, amortization of above/below market leases of $2.7 million, amortization of deferred financing costs of $13.6 million, amortization of discount on financings and other of $0.8 million and amortization of equity-based compensation of $10.8 million.

(2)
For CAD, realized discounts on CDO bonds are accreted on an effective yield basis based on expected maturity. For CDOs that were deconsolidated, CDO bond accretion is included in net income attributable to common stockholders from the date of deconsolidation.

(3)
The three months ended March 31, 2015 includes $14.7 million of transaction costs, $8.7 million of cash flow related to N-Star CDO equity interests, $0.8 million of bad debt expense and $(0.3) million of deferred tax benefit.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse securitization financing transactions or non-recourse mortgage notes. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. For longer duration, stable investment real estate cash flows such as those derived from net lease assets, we tend to use fixed rate financing. For real estate cash flows with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow and potential increases in interest rates. As of March 31, 2015, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including derivatives) would result in a decrease in net interest income of approximately $42 million annually, of which $26 million of the change is attributable to floating rate financing of hotel and healthcare operating real estate and does not reflect the potential increase in rental cash flow associated with economic growth that may be typical in a rising interest rate environment.
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
We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of March 31, 2015, our counterparties do not hold any cash margin as collateral against our swap contracts. As of March 31, 2015, none of our derivatives qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.

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
We are subject to the credit risk of the tenant/operators of our properties. We seek to undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring properties. This analysis includes an extensive due diligence investigation of the tenant/operator’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator’s core business operations. Where appropriate, we may seek to augment the tenant/operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, as of March 31, 2015, approximately 65% of our tenant/operator revenues (excluding medical office buildings and hospitals) are derived directly from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.
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

Item 4.  Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management conducted an evaluation as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
Item 5. Other
Amended and Restated Credit and Guarantee Agreement
In connection with the contribution to the Operating Partnership of the Company’s assets and the Operating Partnership’s assumption of certain of the Company’s liabilities, on May 5, 2015, the Company and certain of its subsidiaries, in their capacity as guarantors, amended and restated the Credit and Guaranty Agreement (as amended and restated, the “Corporate Revolving Credit Facility”), originally dated as of August 5, 2014, with Deutsche Bank Securities Inc., as the Sole Lead Arranger and Sole Bookrunner, Deutsche Bank AG New York Branch, as the Administrative Agent and Collateral Agent, and several other commercial bank lenders party thereto (the “Lenders”), pursuant to which the Lenders have provided a senior secured revolving credit facility to the Company with a total commitment amount of $500 million with a three year term, in order to substitute the Operating Partnership as the borrower and provide that the Company guarantee the outstanding obligations under the Corporate Revolving Credit Facility.  All other terms of the Corporate Revolving Credit Facility remain substantially the same.
The foregoing description of the Corporate Revolving Credit Facility does not purport to be complete and is subject to, and qualified in its entirety by, the Corporate Revolving Credit Facility that is filed as Exhibit 10.34 to this Quarterly Report on Form 10-Q, which agreement is incorporated herein by reference.

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
4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form S-3 (File No. 333-146679))

4.2
Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 22, 2007)

4.3
Supplemental Indenture dated as of June 30, 2014, relating to the 7.25% Exchangeable Senior Notes, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

4.4
Second Supplemental Indenture, relating to the 7.25% Exchangeable Senior Notes, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of June 18, 2007 and supplemented by the first Supplemental Indenture thereto dated June 30, 2014, by and among NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.5
Registration Rights Agreement relating to the 8.875% Exchangeable Senior Notes due 2032 of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.6
Indenture dated as of June 12, 2012, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.7
Supplemental Indenture, relating to the 8.875% Exchangeable Senior Notes, dated as of June 30, 2014, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

4.8
Second Supplemental Indenture, relating to the 8.875% Exchangeable Senior Notes, dated as of March 13, 2015 and supplemented on June 30, 2014, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association, further supplementing the Indenture, dated as of June 12, 2012 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, by and among NorthStar Realty Finance Corp. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.9
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.10
Indenture, dated as of June 19, 2013, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.11
Supplemental Indenture dated as of June 30, 2014, relating to the 5.375% Exchangeable Senior Notes, by and among NorthStar Realty Finance Corp., NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) and Wilmington Trust, National Association (incorporated by referent to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

4.12
Second Supplemental Indenture, relating to the 5.375% Exchangeable Senior Notes, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association, further supplementing the Indenture, dated as of June 19, 2013 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, by and among NorthStar Realty Finance Corp. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.13
Indenture, dated as of March 31, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust, National Association, as Trustee (including the Form of Security) (incorporated by reference to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 31, 2014)

4.14
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of April 12, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.15
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of May 25, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 4.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

Exhibit Number		Description of Exhibit
4.16
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of November 22, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 4.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.17
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of March 10, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.18
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of August 1, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.19
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of October 6, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.20
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of March 30, 2007 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.10 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.21
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of June 7, 2007 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.11 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

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

Exhibit Number	Description of Exhibit
10.13
Limited Liability Company Agreement of Eclipse Investment, LLC, dated as of May 7, 2014, by and between FC Eclipse Investment, LLC and Eclipse Health Holdings-T, LLC (incorporated by reference to Exhibit A to the Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement filed as Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.14
Separation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.15
Asset Management Agreement dated June 30, 2014, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.16
Loan Origination Services Agreement, dated June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.17
Tax Disaffiliation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.18
Employee Matters Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.19
Contribution Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) (incorporated by reference to Exhibit 10.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.20
Credit Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.21
Amended and Restated Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.22
Debt Commitment Letter, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, Barclays Bank plc, and Column Financial, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 5, 2014)

10.23
Confirmation of Registered Forward Transaction, dated September 3, 2014, by and among NorthStar Realty Finance Corp., Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch, including the First Amendment thereto dated September 4, 2014(incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 9, 2014)

10.24
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., as Parent, IHP I Owner JV, LLC, as Buyer I, IHP West Homestead (PA) Owner LLC, as Buyer II, and NorthStar Realty Finance Corp., as Buyer Parent (solely for the purposes of Article V, Section 10.11 and Article X as it relates to Article V and Section 10.11) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 23, 2014)

10.25
Amended and Restated Facility Agreement, dated as of March 13, 2015, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and UBS AG Stamford Brach (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.26
Form of Credit Agreement, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as guarantor, the various lenders party thereto from time to time and UBS AG Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.27
Loan Agreement dated as of December 3, 2014, among the Borrowers party thereto, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.28
Facility Agreement, dated as of December 3, 2014, among GA HC REIT II CH U.K. Senior Housing Portfolio Limited (as Original Borrower upon its accession in accordance with the terms thereof), the Original Borrower and certain of its subsidiaries (as Original Guarantors upon their accession in accordance with the terms thereof), NorthStar Realty Healthcare, LLC (as Indemnitor) and arranged by Credit Suisse AG, London Branch (as Mandated Lead Arranger and Original Lender), with Elavon Financial Services Limited as Agent, and U.S. Bank Trustees Limited as Security Agent (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.29
Mezzanine A Loan Agreement dated as of December 3, 2014, among HC Mezz 1-T, LLC, Glenwood Owner MB1-T, LLC, Glenwood Ops MB2-T, LLC, MA Owner MB1-T, LLC, MA Ops MB2-T, LLC, CCRC Owner MB1-T, LLC and CCRC Ops MB2-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.30
Mezzanine B Loan Agreement dated as of December 3, 2014, among HC Mezz 2-T, LLC, Glenwood Owner MB2-T, LLC, Glenwood Ops MB3-T, LLC, MA Owner MB2-T, LLC, MA Ops MB3-T, LLC, CCRC Owner MB2-T, LLC and CCRC Ops MB3-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.31
Mezzanine C Loan Agreement dated as of December 3, 2014, among HC Mezz 3-T, LLC, Glenwood Owner MB3-T, LLC, Glenwood Ops MB4-T, LLC, MA Owner MB3-T, LLC, MA Ops MB4-T, LLC, CCRC Owner MB3-T, LLC and CCRC Ops MB4-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

Exhibit Number		Description of Exhibit
10.32
Umbrella Agreement, dated December 22, 2014, by and among Prime Holdco C-T, S.à r.l., Prime GER Drehbahn - T S.à r.l., Prime GER Valentinskamp - T S.à r.l. and Trias Pool II A - T S.à r.l., as Buyers, and SEB Investment GmbH (“SEB”), SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), as Sellers (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.33
Umbrella Sale and Purchase Agreement, dated as of February 16, 2015, between SEB Investment GmbH, SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), collectively as the Sellers, and certain subsidiaries of the Company listed therein, as Buyers (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on February 20, 2015)

10.34	*
Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, certain subsidiaries of parent guarantor, as guarantors, the various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as sole lead arranger and sole bookrunner

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
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 (unaudited) and year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	May 11, 2015	By:	/s/ DAVID T. HAMAMOTO
David T. Hamamoto
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer