Form 10-Q
period 2015-06-30
NORTHSTAR REALTY FINANCE CORP.
filed 2015-08-10
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The Company has one class of common stock, $0.01 par value per share, 364,856,805 shares outstanding as of August 6, 2015.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow following the spin-off of our asset management business and the entry into a long-term management contract with an affiliate of NorthStar Asset Management Group Inc., or NSAM, our ability to raise and effectively deploy capital and our proposed spin-off of our European real estate business. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	the merger of Griffin-American Healthcare REIT II, Inc. with and into us and acquisition of its healthcare real estate portfolio may not have the full strategic and financial benefits that we expect;

•	adverse domestic or international economic conditions and the impact of the commercial real estate industry;

•	access to debt and equity capital and our liquidity;

•	the impact of changes to our cost of capital, including on our ability to make accretive investments;

•	our use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	the effect of economic conditions on the valuation of our investments;

•	our ability to acquire attractive investment opportunities and the impact of competition for attractive investment opportunities;

•	the spin-off of our asset management business may not have the full strategic and financial benefits that we expect;

•
our performance pursuant to a long-term management contract with an affiliate of NSAM, as our manager, and the effects of becoming an externally-managed company, including our reliance on NSAM and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by our manager among us and the manager’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with NSAM;

•
the impact of adverse conditions effecting a specific asset class in which we have investments, such as healthcare, hotel, manufactured housing, multi-tenant office and limited partnership interests in real estate private equity funds;

•
the impact of, and NSAM’s ability to scale its operations and effectively manage, our growth outside of the United States and proposed spin-off of our European real estate business (excluding our European healthcare properties);

•
the proposed spin-off of our European real estate business (excluding our European healthcare properties) may not have the full or any strategic and financial benefits that we expect or such benefits may be delayed or may not materialize at all;

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

•	our ability to meet various coverage tests with respect to our CDO financing transactions;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the impact of credit rating downgrades;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	environmental and regulatory requirements, compliance costs and liabilities relating to owning and operating properties in our portfolio and to our business in general;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•
the possibility that the net asset value of interests in certain real estate private equity funds we acquired do not necessarily reflect the fair value of such fund interests or that the actual amount of our future capital commitments underlying such fund interests varies materially from our expectations;

•	our ability to comply with, as well as the impact of changes in, domestic and international laws or regulations governing various aspects of our business;

•	the unknown impact of the potential default and/or exit of one or more countries within the European Union;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	competition for qualified personnel, our ability to hire and retain key personnel and potential changes to personnel providing management services to us;

•	the effectiveness of our portfolio management techniques and strategies;

•	the impact of damage to our brand and reputation resulting from internal or external causes;

•	failure to maintain effective internal controls and disclosure controls and procedures; and

•	compliance with the rules governing real estate investment trusts.
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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2015 (Unaudited)	December 31, 2014

Assets
Cash and cash equivalents	$275,064	$296,964
Restricted cash	353,515	395,056
Operating real estate, net	12,866,471	10,301,292
Real estate debt investments, net (refer to Note 4)	853,446	1,067,667
Investments in private equity funds, at fair value (refer to Note 5)	1,234,588	962,038
Investments in unconsolidated ventures (refer to Note 6)	194,067	207,777
Real estate securities, available for sale (refer to Note 7)	828,107	878,514
Receivables, net of allowance of $3,102 and $2,020 as of June 30, 2015 and December 31, 2014, respectively	95,205	111,358
Receivables, related parties	7,047	3,158
Unbilled rent receivable, net of allowance of $447 and $4,037 as of June 30, 2015 and December 31, 2014, respectively	34,540	16,404
Derivative assets, at fair value	11,804	3,247
Deferred costs and intangible assets, net	969,232	812,583
Assets of properties held for sale	18,219	29,012
Other assets	179,433	241,286
Total assets(1)	$17,920,738	$15,326,356
Liabilities
Mortgage and other notes payable	$10,245,784	$8,535,863
CDO bonds payable, at fair value	381,470	390,068
Securitization bonds payable	—	41,823
Credit facilities	850,903	732,780
Exchangeable senior notes	31,568	41,762
Junior subordinated notes, at fair value	207,255	215,172
Accounts payable and accrued expenses	176,570	188,330
Due to related party (refer to Note 10)	52,688	47,430
Escrow deposits payable	21,407	67,750
Derivative liabilities, at fair value	47,971	17,915
Liabilities of properties held for sale	12,290	28,962
Other liabilities	370,905	304,845
Total liabilities(2)	12,398,811	10,612,700
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $986,640 aggregate liquidation preference as of June 30, 2015 and December 31, 2014	939,118	939,118
Common stock, $0.01 par value, 500,000,000 shares authorized, 364,857,251 and 301,684,041 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3,649	3,017
Additional paid-in capital	5,916,214	4,827,419
Retained earnings (accumulated deficit)	(1,823,024)	(1,422,399)
Accumulated other comprehensive income (loss)	60,008	49,540
Total NorthStar Realty Finance Corp. stockholders’ equity	5,095,965	4,396,695
Non-controlling interests	425,962	316,961
Total equity	5,521,927	4,713,656
Total liabilities and equity	$17,920,738	$15,326,356

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		June 30, 2015 (Unaudited)	December 31, 2014

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$19,492	$4,601
	Operating real estate, net	14,838	7,137
	Real estate debt investments, net	24,857	25,325
	Real estate securities, available for sale	446,505	463,050
	Receivables	2,221	2,304
	Other assets	423	242
	Total assets of consolidated VIEs	$508,336	$502,659
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable, at fair value	$381,470	$390,068
	Accounts payable and accrued expenses	1,309	1,761
	Derivative liabilities, at fair value	12,821	17,707
	Other liabilities	1,159	1,784
	Total liabilities of consolidated VIEs	$396,759	$411,320

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(1)	2015(1)	2014(1)
Property and other revenues
Rental and escalation income	$211,785	$77,931	$378,294	$146,101
Hotel related income	206,130	22,526	374,857	22,526
Resident fee income	65,833	15,060	129,206	15,060
Other revenue	3,806	3,840	7,288	6,579
Total property and other revenues	487,554	119,357	889,645	190,266
Net interest income
Interest income (refer to Note 10)	59,509	75,867	125,146	154,546
Interest expense on debt and securities	2,202	3,106	4,402	6,389
Net interest income on debt and securities	57,307	72,761	120,744	148,157
Expenses
Management fee, related party (refer to Note 10)	51,744	—	99,975	—
Other interest expense	126,028	44,880	239,547	83,913
Real estate properties—operating expenses	235,960	50,957	440,130	72,915
Other expenses	3,603	868	5,436	1,644
Transaction costs	106,521	31,650	121,239	39,760
Provision for (reversal of) loan losses, net	284	833	767	2,719
General and administrative expenses
Salaries and related expense	1,938	17,392	5,693	20,720
Equity-based compensation expense(2)	7,705	7,879	18,535	11,784
Other general and administrative expenses	5,490	3,580	8,890	8,102
Total general and administrative expenses	15,133	28,851	33,118	40,606
Depreciation and amortization	127,808	33,672	237,534	60,721
Total expenses	667,081	191,711	1,177,746	302,278
Other income (loss)
Unrealized gain (loss) on investments and other	(18,438)	(56,605)	(54,469)	(198,945)
Realized gain (loss) on investments and other	(2,721)	(320)	12,203	(45,832)
Gain (loss) from deconsolidation of N-Star CDOs (refer to Note 17)	—	(34,778)	—	(31,423)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(143,379)	(91,296)	(209,623)	(240,055)
Equity in earnings (losses) of unconsolidated ventures	57,736	33,958	111,379	67,936
Income tax benefit (expense)	1,290	(2,578)	(374)	(4,764)
Income (loss) from continuing operations	(84,353)	(59,916)	(98,618)	(176,883)
Income (loss) from discontinued operations (refer to Note 9)(2)(3)	11	(572)	—	(6,711)
Net income (loss)	(84,342)	(60,488)	(98,618)	(183,594)
Net (income) loss attributable to non-controlling interests	7,900	2,512	11,633	6,248
Preferred stock dividends	(21,060)	(15,590)	(42,119)	(31,181)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(97,502)	$(73,566)	$(129,104)	$(208,527)
Earnings (loss) per share:(4)
Income (loss) per share from continuing operations	$(0.28)	$(0.42)	$(0.39)	$(1.21)
Income (loss) per share from discontinued operations	—	—	—	(0.04)
Basic	$(0.28)	$(0.42)	$(0.39)	$(1.25)
Diluted	$(0.28)	$(0.42)	$(0.39)	$(1.25)
Weighted average number of shares:(4)
Basic	352,985,900	174,180,959	330,883,972	167,385,527
Diluted	355,177,132	178,190,300	333,044,821	171,531,801
Dividends per share of common stock(4)	$0.40	$0.50	$0.80	$1.00
______________________

(1)
The consolidated financial statements for the three and six months ended June 30, 2015 represent the Company’s results of operations following the spin-off of the Company’s historical asset management business on June 30, 2014. Periods prior to June 30, 2014 present a carve-out of the Company’s historical financial information including revenues and expenses allocated to NSAM related to the Company’s historical asset management business. As a result, results of operations for the three and six months ended June 30, 2015 may not be comparable to the Company’s results of operations reported for the prior periods presented.

(2)	Refer to Note 9. “Spin-off of Asset Management Business” for disclosure related to the spin-off of NSAM.

(3)	The three and six months ended June 30, 2014 includes $8.0 million and $13.7 million, respectively, of equity-based compensation recorded in discontinued operations.

(4)
The three and six months ended June 30, 2014 is adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 12. “Stockholders’ Equity” for disclosure related to the reverse stock split. The dividend per share for the three and six months ended June 30, 2015 represents the dividend declared subsequent to the spin-off of NSAM.

 Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(84,342)	$(60,488)	$(98,618)	$(183,594)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale, net	(2,364)	37,451	(20,910)	45,935
Foreign currency translation adjustment, net	33,780	—	31,421	—
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	223	229	488	458
Total other comprehensive income (loss)	31,639	37,680	10,999	46,393
Comprehensive income (loss)	(52,703)	(22,808)	(87,619)	(137,201)
Comprehensive (income) loss attributable to non-controlling interests	7,069	1,664	11,102	4,552
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(45,634)	$(21,144)	$(76,517)	$(132,649)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock(1)		Additional Paid-in Capital(1)	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	29,466	$697,352	154,404	$1,544	$2,649,450	$(685,936)	$(4,334)	$2,658,076	$39,387	$2,697,463
Net proceeds from offering of common stock	—	—	55,250	553	1,190,754	—	—	1,191,307	—	1,191,307
Net proceeds from offering of preferred stock	10,000	241,766	—	—	—	—	—	241,766	—	241,766
Common stock related to transactions	—	—	61,708	617	1,082,114	—	—	1,082,731	—	1,082,731
Issuance of common stock in connection with exercise of warrants	—	—	799	8	8	—	—	16	—	16
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	321,455	321,455
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(13,593)	(13,593)
Dividend reinvestment plan	—	—	9	—	239	—	—	239	—	239
Amortization of equity-based compensation	—	—	—	—	21,053	—	—	21,053	16,322	37,375
Equity component of exchangeable senior notes	—	—	—	—	(296,382)	—	—	(296,382)	—	(296,382)
Conversion of exchangeable senior notes	—	—	24,907	249	320,055	—	—	320,304	—	320,304
Other comprehensive income (loss)	—	—	—	—	—	—	53,874	53,874	758	54,632
Conversion of LTIP Units	—	—	4,607	46	18,565	—	—	18,611	(18,611)	—
Spin-off of NSAM	—	—	—	—	(158,437)	—	—	(158,437)	—	(158,437)
Dividends on common stock and equity-based awards (refer to Note 11)	—	—	—	—	—	(364,956)	—	(364,956)	(5,878)	(370,834)
Dividends on preferred stock	—	—	—	—	—	(73,300)	—	(73,300)	—	(73,300)
Net income (loss)	—	—	—	—	—	(298,207)	—	(298,207)	(22,879)	(321,086)
Balance as of December 31, 2014	39,466	$939,118	301,684	$3,017	$4,827,419	$(1,422,399)	$49,540	$4,396,695	$316,961	$4,713,656
Net proceeds from offering of common stock	—	—	61,750	618	1,085,714	—	—	1,086,332	—	1,086,332
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	116,225	116,225
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(19,842)	(19,842)
Dividend reinvestment plan	—	—	5	1	84	—	—	85	—	85
Amortization of equity-based compensation	—	—	—	—	11,359	—	—	11,359	6,125	17,484
Conversion of exchangeable senior notes	—	—	1,355	13	11,215	—	—	11,228	—	11,228
Other comprehensive income (loss)	—	—	—	—	—	—	10,468	10,468	531	10,999
Conversion of Deferred LTIP Units to LTIP Units (refer to Note 13)	—	—	—	—	(18,730)	—	—	(18,730)	18,730	—
Issuance of restricted stock, net of tax withholding	—	—	63	—	(847)	—	—	(847)	—	(847)
Dividends on common stock and equity-based awards (refer to Note 11)	—	—	—	—	—	(271,521)	—	(271,521)	(1,135)	(272,656)
Dividends on preferred stock	—	—	—	—	—	(42,119)	—	(42,119)	—	(42,119)
Net income (loss)	—	—	—	—	—	(86,985)	—	(86,985)	(11,633)	(98,618)
Balance as of June 30, 2015 (Unaudited)	39,466	$939,118	364,857	$3,649	$5,916,214	$(1,823,024)	$60,008	$5,095,965	$425,962	$5,521,927
_______________________

(1)	Adjusted for the one-for-two reverse stock split completed on June 30, 2014. Refer to Note 12. “Stockholders’ Equity” for additional disclosure related to the reverse stock split.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(98,618)	$(183,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(100,581)	(62,060)
Equity in (earnings) losses of unconsolidated ventures	(10,798)	(5,876)
Depreciation and amortization	237,534	60,721
Amortization of premium/accretion of discount on investments	(30,197)	(35,526)
Interest accretion on investments	(8,860)	(9,338)
Amortization of deferred financing costs	27,476	5,589
Amortization of equity-based compensation	17,484	25,028
Unrealized (gain) loss on investments and other	48,412	188,251
Realized (gain) loss on investments and other	(12,203)	45,832
(Gain) loss on deconsolidation of N-Star CDOs	—	31,423
Impairment from discontinued operations	—	287
Distributions from PE Investments (refer to Note 5)	100,581	62,060
Distributions from unconsolidated ventures	2,088	1,020
Distributions from equity investments	12,869	7,589
Amortization of capitalized above/below market leases	5,861	(413)
Straight line rental income, net	(17,131)	(1,320)
Deferred income taxes, net	(10,130)	—
Provision for (reversal of) loan losses, net	767	2,719
Allowance for uncollectible accounts	1,042	761
Other	817	—
Discount received	—	176
Changes in assets and liabilities:
Restricted cash	(22,109)	(10,340)
Receivables	9,445	(9,602)
Receivables, related parties	(3,889)	6,613
Other assets	3,551	(10,063)
Accounts payable and accrued expenses	(15,551)	35,196
Due to related party	5,258	—
Other liabilities	22,025	(581)
Net cash provided by (used in) operating activities	165,143	144,552
Cash flows from investing activities:
Acquisition of operating real estate	(2,779,115)	(1,313,058)
Improvements of operating real estate	(52,121)	(6,960)
Proceeds from sale of operating real estate	17,031	—
Deferred costs and intangible assets	(893)	(1,835)
Origination of or fundings for real estate debt investments	(24,506)	(249,528)
Proceeds from sale of real estate debt investments	—	13,952
Repayment on real estate debt investments	298,639	40,262
Investment in PE Investments (refer to Note 5)	(500,068)	(13,155)
Distributions from PE Investments (refer to Note 5)	219,608	81,855
Investment in unconsolidated ventures	(1,809)	(67,076)
Distributions from unconsolidated ventures	9,221	7,250
Acquisition of real estate securities, available for sale	(11,571)	(21,801)
Proceeds from the sale of real estate securities, available for sale	80,746	25,929
Repayment of real estate securities, available for sale	12,498	15,922
Change in restricted cash	12,254	(91,194)
Investment deposits and pending deal costs	(34,760)	(991)
Other assets	(6,497)	(31,016)
Net cash provided by (used in) investing activities	(2,761,343)	(1,611,444)
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Borrowings from mortgage and other notes payable	$1,788,812	$855,097
Repayment of mortgage notes and other notes payable	(32,707)	(5,767)
Repayment of CDO bonds	(22,172)	(43,704)
Repayment of securitization bonds payable	(41,831)	—
Borrowings from credit facilities	495,000	47,540
Repayment of credit facilities	(376,877)	(16,410)
Payment of financing costs	(94,591)	(17,978)
Purchase of derivative instruments	(7,896)	(510)
Change in restricted cash	(9,261)	9,346
Net proceeds from common stock offering	1,086,332	519,198
Net proceeds from preferred stock offering	—	241,814
Proceeds from dividend reinvestment plan	85	155
Spin-off of NSAM (refer to Note 9)	—	(118,728)
Dividends	(311,773)	(204,688)
Contributions from non-controlling interests	116,225	24,968
Distributions to non-controlling interests	(19,842)	(7,282)
Net cash provided by (used in) financing activities	2,569,504	1,283,051
Effect of foreign currency translation on cash and cash equivalents	4,796	—
Net increase (decrease) in cash and cash equivalents	(21,900)	(183,841)
Cash and cash equivalents—beginning of period	296,964	635,990
Cash and cash equivalents—end of period	$275,064	$452,149

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
Proposed Spin-off of European Real Estate Business
On February 26, 2015, the Company announced that its board of directors unanimously approved a plan to spin-off the Company’s European real estate business (the “Proposed European Spin”) into a newly-formed publicly-traded REIT, NorthStar Realty Europe Corp. (“NRE”) expected to be listed on the New York Stock Exchange (“NYSE”). As of August 4, 2015, the Company acquired approximately $2.6 billion, at cost, of European real estate (excluding the Company’s European healthcare properties) comprised of 52 properties spanning across some of Europe’s top markets (“European Portfolio”) that will be contributed to NRE upon the completion of the Proposed European Spin. Refer to Note 20. “Subsequent Events” for further disclosure. NSAM will manage NRE pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NSAM. The Proposed European Spin is expected to be completed in the second half of 2015. In July 2015, NRE filed its registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”).

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC.
The consolidated financial statements for the three and six months ended June 30, 2015 represent the Company subsequent to the spin-off of its historical asset management business on June 30, 2014. Periods prior to June 30, 2014 present a carve-out of the Company’s historical financial information including revenues and expenses allocated to NSAM related to the Company’s historical asset management business that are included in discontinued operations. As a result, results of operations for the three and six months ended June 30, 2015 may not be comparable to the Company’s results of operations reported for the prior periods presented.
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
Comprehensive Income (Loss)
The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI. The components of OCI principally include: (i) unrealized gain (loss) on real estate securities available for sale for which the fair value option is not elected; (ii) the reclassification of unrealized gain (loss) on real estate securities available for sale for which the fair value option was not elected to realized gain (loss) upon sale or realized event; (iii) the reclassification of unrealized gain (loss) to interest expense on derivative instruments that are or were deemed to be effective hedges; (iv) foreign currency translation adjustment; and (v) reclassification of foreign currency translation into realized gain (loss) on investments and other upon realized event.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables presents the components of accumulated OCI for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

Three months ended June 30, 2015	Cumulative Unrealized Gain (Loss) on Available for Sale Securities	Effective Portion of Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of March 31, 2015 (Unaudited)	$37,526	$(1,429)	$(6,863)	$29,234
Unrealized gain (loss) on real estate securities, available for sale	(177)	—	—	(177)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(2,187)	—	—	(2,187)
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	—	223	—	223
Foreign currency translation adjustment	—	—	33,780	33,780
Non-controlling interests	23	(2)	(886)	(865)
Balance as of June 30, 2015 (Unaudited)	$35,185	$(1,208)	$26,031	$60,008

Six months ended June 30, 2015
Balance as of December 31, 2014	$56,072	$(1,694)	$(4,838)	$49,540
Unrealized gain (loss) on real estate securities, available for sale	(7,300)	—	—	(7,300)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(13,610)	—	—	(13,610)
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	—	488	—	488
Foreign currency translation adjustment	—	—	30,722	30,722
Reclassification of foreign currency translation into realized gain (loss) on investments and other	—	—	699	699
Non-controlling interests	23	(2)	(552)	(531)
Balance as of June 30, 2015 (Unaudited)	$35,185	$(1,208)	$26,031	$60,008

Three months ended June 30, 2014	Cumulative Unrealized Gain (Loss) on Available for Sale Securities	Effective Portion of Cash Flow Hedges	Total
Balance as of March 31, 2014 (Unaudited)	$6,527	$(2,375)	$4,152
Unrealized gain (loss) on real estate securities, available for sale	37,451	—	37,451
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	—	229	229
Non-controlling interests	(842)	(5)	(847)
Balance as of June 30, 2014 (Unaudited)	$43,136	$(2,151)	$40,985

Six months ended June 30, 2014
Balance as of December 31, 2013	$(1,736)	$(2,598)	$(4,334)
Unrealized gain (loss) on real estate securities, available for sale	46,902	—	46,902
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(967)	—	(967)
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	—	458	458
Non-controlling interests	(1,063)	(11)	(1,074)
Balance as of June 30, 2014 (Unaudited)	$43,136	$(2,151)	$40,985
Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate and CRE debt investments. The following table presents a summary of restricted cash as of June 30, 2015 and December 31, 2014 (dollars in thousands):

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30, 2015	December 31,
	(Unaudited)	2014
Capital expenditures reserves	$197,552	$211,010
Operating real estate escrow reserves(1)	119,171	123,017
CRE debt escrow deposits	17,321	56,342
Cash in CDOs(2)	19,471	4,687
Total	$353,515	$395,056
__________________________________________________

(1)	Primarily represents insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to operating real estate.

(2)	Represents proceeds from repayments and/or sales pending distribution.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Costs and Intangible Assets
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and is recorded to depreciation and amortization in the consolidated statements of operations.
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
The following table presents a summary of deferred costs and intangible assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31,
	(Unaudited)	2014
Intangible assets:
In-place lease value, net	$380,527	$268,587
Above-market lease value, net	268,939	263,792
Goodwill	95,067	75,806
Other intangible assets, net	65,737	51,260
Subtotal intangible assets	810,270	659,445
Deferred financing costs, net	154,472	150,926
Other deferred costs, net	4,490	2,212
Total	$969,232	$812,583

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31,
	(Unaudited)	2014
Other assets:
Notes receivable, net	$55,264	$48,932
Investment deposits and pending deal costs	36,290	62,867
Investment-related reserves	34,331	23,086
Prepaid expenses	25,657	27,595
Deferred tax assets	25,029	7,730
Other	2,421	6,493
Due from servicer	441	64,583
Total	$179,433	$241,286

	June 30, 2015	December 31,
	(Unaudited)	2014
Other liabilities:
Intangible liabilities	$196,622	$176,528
Deferred tax liabilities	64,562	38,303
Tenant security deposits	49,142	27,854
PE Investment III deferred purchase price (refer to Note 5)	39,759	39,759
Prepaid rent and unearned revenue	15,446	17,668
Other	5,374	4,733
Total	$370,905	$304,845
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors, including real estate sector conditions together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment on operating real estate in the consolidated statements of operations.
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
The Company recorded an income tax benefit of $1.3 million and an income tax expense of $2.6 million for the three months ended June 30, 2015 and 2014, respectively. The Company recorded an income tax expense of $0.4 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for further disclosure of the Company’s significant accounting policies.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company is in the process of evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015 (Unaudited)	December 31, 2014

Land	$2,060,778	$1,490,613
Land improvements	1,070,644	1,070,507
Buildings and improvements	9,114,705	7,035,567
Building leasehold interests and improvements	589,490	591,626
Furniture, fixtures and equipment	348,168	286,340
Tenant improvements	202,645	159,159
Construction in progress	23,151	17,054
Subtotal	13,409,581	10,650,866
Less: Accumulated depreciation	(543,110)	(349,574)
Operating real estate, net	$12,866,471	$10,301,292
Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the six months ended June 30, 2015 (dollars in millions):

Acquisition Date	Type	Description	Name	Purchase Price(1)	Properties	Financing	Equity	Ownership Interest		Transaction Costs
February - March 2015	Office	Multi-tenant office	Legacy Properties	$98.1	7	$67.3	$28.2	95%		$0.6
April 2015	Office	Pan-European office	SEB Portfolio(2)	1,254.9	11	715.3	580.3	95%	(4)	70.2
April 2015	Primarily Office	Pan-European office	Trias Portfolio(2)	502.1	37	245.6	285.4	100%		26.9
May 2015	Healthcare	Independent living facilities	ILF Portfolio	892.7	32	648.2	148.1	60%	(5)	8.4
June 2015	Healthcare	Medical office building	Griffin-American Portfolio(3)	15.6	1	11.5	4.1	86%	(5)	0.1
June 2015	Hotel	Upscale extended stay and premium branded select service	NE Portfolio	175.4	9	132.3	45.2	100%		2.1
______________________________________

(1)	Includes escrows and reserves and excludes transaction costs.

(2)	The SEB Portfolio and Trias Portfolio are translated using the currency exchange rate as of June 30, 2015.

(3)	Represents an additional acquisition related to the Griffin-American Portfolio.

(4)	The Company has an approximate 95% equity interest and is entitled to a 100% allocation of net income (loss) as a result of the allocation formula set forth in the governing documents.

(5)	NorthStar Healthcare is the non-controlling interest holder of the remaining 40% of the ILF Portfolio and 14% of the Griffin-American Portfolio.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the initial allocation of the purchase price of the assets acquired and the liabilities issued or assumed upon the closing of the following acquisitions: Legacy Properties, SEB Portfolio, Trias Portfolio, ILF Portfolio, an additional acquisition related to the Griffin-American Portfolio and NE Portfolio that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Land and improvements	$573,989
Buildings, leasehold interests and improvements	2,073,285
Acquired intangibles (1)	155,924
Other assets acquired	113,631
Total assets acquired	$2,916,829

Liabilities:
Mortgage and other notes payable	$1,790,120
Other liabilities assumed (2)	49,226
Total liabilities	1,839,346
Total NorthStar Realty Finance Corp. stockholders’ equity(3)	977,159
Non-controlling interests	100,324
Total equity	1,077,483
Total liabilities and equity	$2,916,829
______________________________________

(1)	Acquired intangibles include in-place leases, above-market leases and goodwill.

(2)	Other liabilities assumed include below-market lease intangibles and deferred tax liabilities.

(3)	Stockholders’ equity excludes transaction costs incurred in connection with the acquisitions.

For the six months ended June 30, 2015, the Company recorded aggregate revenue and net loss of $53.7 million and $107.2 million, respectively, related to these acquisitions. Net loss is primarily related to transaction costs, depreciation and amortization.
The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued upon the closing of the Hotel Portfolios (dollars in thousands):

Hotel Portfolios(1)
Assets:
Land and improvements	$159,640
Buildings and improvements	635,668
Acquired intangibles	2,076
Other assets acquired	142,969
Total assets acquired	$940,353

Liabilities:
Mortgage and other notes payable	$723,682
Other liabilities assumed	4,625
Total liabilities	728,307
Total NorthStar Realty Finance Corp. stockholders’ equity	210,721
Non-controlling interests	1,325
Total equity	212,046
Total liabilities and equity	$940,353
______________________________________

(1)	Includes a $259.3 million hotel portfolio acquired in August 2014 (“K Partners Portfolio”) and a $681.0 million hotel portfolio acquired in September 2014 (“Courtyard Portfolio”).

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the following acquisitions: Legacy Properties, SEB Portfolio, Trias Portfolio, ILF Portfolio, an additional acquisition related to the Griffin-American Portfolio and NE Portfolio and related borrowings as if it occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparable purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma total revenues	$573,294	$267,641	$1,110,477	$489,647
Pro forma net income (loss) attributable to common stockholders	$(98,170)	$(74,263)	$(129,386)	$(208,855)
Pro forma EPS - basic	$(0.28)	$(0.43)	$(0.39)	$(1.25)
Pro forma EPS - diluted	$(0.28)	$(0.43)	$(0.39)	$(1.25)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2015 (dollars in thousands):

					Weighted Average(7)			Floating Rate as % of Principal Amount(6)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(6)	Fixed Rate	Spread Over LIBOR(8)	Yield(9)
Asset Type:
First mortgage loans(1)(2)	11	$368,739	$272,597	37.5%	9.55%	7.18%	7.52%	50.4%
Mezzanine loans	6	99,765	96,199	10.2%	13.79%	11.72%	13.23%	29.0%
Subordinate interests	4	165,848	167,598	16.9%	13.11%	10.93%	12.35%	28.3%
Corporate loans(3)(4)	8	307,132	292,195	31.3%	12.43%	—	13.94%	—
Subtotal/Weighted average(5)	29	941,484	828,589	95.9%	11.91%	8.33%	11.34%	27.7%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	11,360	2.7%	—	1.27%	3.09%	100.0%
Mezzanine loans	1	11,000	10,933	1.1%	8.00%	—	9.26%	—
Corporate loans	6	2,563	2,564	0.3%	6.74%	—	6.74%	—
Subtotal/Weighted average	9	40,520	24,857	4.1%	7.76%	1.27%	6.18%	66.5%
Total	38	$982,004	$853,446	100.0%	11.83%	7.66%	11.19%	29.3%
____________________________________________________________

(1)
Includes a Sterling denominated loan of £66.7 million, of which £25.0 million is outstanding as of June 30, 2015. This loan has various maturity dates depending upon the timing of advances; however, will be no later than March 2022.

(2)	Includes three loans that pursuant to certain terms and conditions which may or may not be satisfied, where the Company has an option to purchase the properties securing these loans.

(3)	Includes $90.7 million of preferred equity investments for which the Company elected the fair value option. As of June 30, 2015, carrying value represents fair value with respect to these investments.

(4)	Includes four revolving loans of $153.1 million, of which $61.2 million is outstanding as of June 30, 2015.

(5)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $113.9 million for credit facilities. The remainder is unleveraged. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $133.0 million.

(6)	Based on principal amount.

(7)	Excludes two CRE debt investments with an aggregate principal amount of $9.2 million that were originated prior to 2008.

(8)
$211.6 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.58%. Includes one first mortgage loan with a principal amount of $6.0 million with a spread over the prime rate.

(9)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of June 30, 2015 and for CRE debt with a LIBOR floor, using such floor.
The following table presents CRE debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average(8)			Floating Rate as % of Principal Amount(7)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(7)	Fixed Rate	Spread Over LIBOR(9)	Yield(10)
Asset Type:
First mortgage loans(1)(2)(6)	13	$434,671	$313,590	36.6%	9.51%	6.66%	9.34%	57.2%
Mezzanine loans	8	149,816	146,088	12.6%	13.79%	13.83%	14.05%	53.3%
Subordinate interests	8	201,564	200,237	17.0%	13.11%	12.33%	13.01%	40.7%
Corporate loans(3)(4)	8	360,343	382,427	30.3%	12.37%	—	12.99%	—
Subtotal/Weighted average(5)	37	1,146,394	1,042,342	96.5%	11.89%	9.15%	12.00%	35.6%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	11,360	2.3%	—	1.27%	3.08%	100.0%
Mezzanine loans	1	11,000	11,000	0.9%	8.00%	—	8.00%	—
Corporate loans	6	2,965	2,965	0.3%	6.74%	—	6.74%	—
Subtotal/Weighted average	9	40,922	25,325	3.5%	7.73%	1.27%	5.64%	65.9%
Total	46	$1,187,316	$1,067,667	100.0%	11.82%	8.65%	11.85%	36.7%
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

(10)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2014 and for CRE debt with a LIBOR floor, using such floor.
The following table presents maturities of CRE debt investments based on principal amount as of June 30, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
July 1 to December 31, 2015(2)	$144,399	$141,865
Years ending December 31:
2016	235,617	105,558
2017	102,862	62,612
2018	2,252	169,752
2019	—	—
Thereafter	496,874	502,217
Total	$982,004	$982,004
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.

(2)	The Company had two non-performing loans (“NPLs”) with an aggregate principal amount of $42.6 million as of June 30, 2015 due to maturity defaults.
As of June 30, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.8 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value primarily due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of June 30, 2015, the Company had $29.1 million of net unamortized discount and $3.1 million of net unamortized origination fees and costs.
Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
Beginning balance	$5,799		$4,766	$5,599		$2,880
Provision for (reversal of) loan losses, net	—	(1)	833	200	(1)	2,719
Ending balance	$5,799		$5,599	$5,799		$5,599
____________________________________________________________

(1)
Excludes $0.3 million and $0.6 million of provision for loan losses relating to manufactured housing notes receivables recorded in other assets for the three and six months ended June 30, 2015, respectively.

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
The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

	June 30,	December 31,
Credit Quality Indicator:	2015	2014
Loans with no loan loss reserve:
First mortgage loans	$240,513	$324,251
Mezzanine loans	107,132	157,089
Subordinate interests	167,598	200,236
Corporate loans	294,760	385,391
Subtotal	810,003	1,066,967
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans(1)	500	700
Mezzanine loans(2)	—	—
Subtotal	500	700
Non-performing loans	42,943	—
Total	$853,446	$1,067,667
____________________________________________________________

(1)
Excludes two first mortgage loans acquired with deteriorated credit quality with a carrying value of $8.9 million and $5.7 million as of June 30, 2015 and December 31, 2014, respectively, and manufactured housing notes receivables recorded in other assets.

(2)
Includes one mezzanine loan with a 100% loan loss reserve with a principal amount of $3.7 million as of June 30, 2015 and December 31, 2014, respectively. Such loan is not considered a NPL as debt service is currently being received.

Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015				December 31, 2014
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	3	$45,124	$43,443	$2,033	1	$2,533	$700	$1,833
Mezzanine loans	1	3,766	—	3,766	1	3,766	—	3,766
Total	4	$48,890	$43,443	$5,799	2	$6,299	$700	$5,599
____________________________________________________________

(1)
Principal amount differs from carrying value primarily due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes two first mortgage loans acquired with deteriorated credit quality with an aggregate carrying value of $8.9 million and $5.7 million as of June 30, 2015 and December 31, 2014, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	June 30, 2015			June 30, 2014
	Number	Average Carrying Value	Quarter Ended Income	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	3	$24,061	$971	1	$1,241	$—
Mezzanine loans	1	—	2	1	—	1
Total/weighted average	4	$24,061	$973	2	$1,241	$1
The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	June 30, 2015			June 30, 2014
	Number	Average Carrying Value	Six Months Ended Income	Number	Average Carrying Value	Six Months Ended Income
Class of Debt:
First mortgage loans	3	$16,274	$2,946	1	$1,422	$—
Mezzanine loans	1	—	3	1	629	3
Total/weighted average	4	$16,274	$2,949	2	$2,051	$3
As of June 30, 2015 and December 31, 2014, the Company did not have any loans past due greater than 90 days.
5.Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures (“PE Investment I” and “PE Investment II”) or consolidated ventures and direct investments (“PE Investment III to XIII”, collectively “Direct PE Investments”) which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered voting interest entities, except for two fund interests in PE Investment XIII (refer to Note 17). PE Investment I and II are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company does not consolidate any of the underlying real estate private equity funds owned in Direct PE Investments as it does not own a majority voting interest in any such funds or is not the primary beneficiary of such funds.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary
The following tables summarize the Company’s PE Investments as of June 30, 2015 (dollars in millions):

PE Investment(1)	Initial Closing Date	NAV Reference Date(2)	Number of Funds		Purchase Price	Expected Future Contributions(3)
PE Investment I	February 15, 2013	June 30, 2012	49		$282.1	$6
PE Investment II	July 3, 2013	September 30, 2012	24		353.4	2
PE Investment III (4)	December 31, 2013	June 30, 2013	8		39.8	1
PE Investment IV	May 30, 2014	December 31, 2013	1		8.0	—
PE Investment V	July 1, 2014	September 30, 2013	3		12.0	—
PE Investment VI	July 30, 2014	June 30, 2014	20		90.2	1
PE Investment VII	August 15, 2014	December 31, 2013	14		54.9	1
PE Investment IX	October 2, 2014	March 31, 2014	11		217.7	3
PE Investment X	December 4, 2014	June 30, 2014	13		152.4	—
PE Investment XI	May 1, 2015	September 30, 2014	2		6.4	—
PE Investment XII	May 5, 2015	June 30, 2014	1		6.2	—
PE Investment XIII	May 22, 2015	December 31, 2014	11		441.1	6
Total			157	(5)	$1,664.2	$20
____________________________________________________________

(1)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in real estate private equity funds. For the six months ended June 30, 2015, PE Investment VIII has not made any investments.

(2)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(3)	Represents the estimated amount of expected future contributions to funds as of June 30, 2015.

(4)
PE Investment III paid $39.8 million to the PE III Seller for all of the fund interests, or 50% of the June 30, 2013 NAV, and will pay the remaining $39.8 million, or 50% of the June 30, 2013 NAV, by December 31, 2015 to two third parties. Such amount is included in other liabilities on the consolidated balance sheets.

(5)	The total number includes 20 funds held across multiple PE Investments.

	Carrying Value		Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
PE Investment(1)	June 30, 2015	December 31, 2014	Equity in Earnings	Distributions(2)	Contributions	Equity in Earnings	Distributions(2)	Contributions
PE Investment I(3)	$182.4	$218.6	$12.3	$32.6	$0.6	$15.6	$27.7	$—
PE Investment II(4)	228.4	231.6	13.7	52.3	42.9	14.4	25.8	3.2
PE Investment III	46.3	51.0	0.5	4.4	0.1	1.6	8.7	0.1
PE Investment IV	8.5	7.8	0.3	—	—	0.1	—	—
PE Investment V	7.4	8.0	0.5	1.5	—	—	—	—
PE Investment VI	82.0	86.3	2.9	3.6	0.4	—	—	—
PE Investment VII	38.4	42.7	2.0	5.8	—	—	—	—
PE Investment IX	152.0	174.6	9.2	21.2	0.5	—	—	—
PE Investment X	130.0	141.4	5.4	9.1	—	—	—	—
PE Investment XI	3.9	—	0.2	1.3	—	—	—	—
PE Investment XII	2.9	—	0.2	3.6	0.1	—	—	—
PE Investment XIII	352.4	—	5.2	96.1	2.1	—	—	—
Total(5)	$1,234.6	$962.0	$52.4	$231.5	$46.7	$31.7	$62.2	$3.3
____________________________________________________________

(1)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in PE Investments. For the six months ended June 30, 2015, PE Investment VIII has not made any investments.

(2)	Net of a $19.9 million and $2.5 million reserve for taxes in the aggregate for all PE Investments for the three months ended June 30, 2015 and 2014, respectively.

(3)	The Company recorded an unrealized loss of $8.9 million for the three months ended June 30, 2015 representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014.

(4)	Contributions for the three months ended June 30, 2015 represents a payment of the deferred purchase price for PE Investment II.

(5)	Excludes the remaining deferred purchase price of $243.3 million for PE Investment II.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
PE Investment	Equity in Earnings	Distributions(1)	Contributions	Equity in Earnings	Distributions(1)	Contributions
PE Investment I(2)	$26.2	$50.3	$1.2	$30.4	$46.7	$0.1
PE Investment II(3)	27.7	73.9	42.9	28.5	49.5	4.9
PE Investment III	1.2	5.9	0.1	3.0	19.1	0.5
PE Investment IV	0.6	—	—	0.1	—	—
PE Investment V	1.0	1.5	—	—	—	—
PE Investment VI	6.3	11.0	0.5	—	—	—
PE Investment VII	4.1	8.3	—	—	—	—
PE Investment IX	16.6	39.8	0.7	—	—	—
PE Investment X	11.3	22.9	0.2	—	—	—
PE Investment XI	0.2	1.3	—	—	—	—
PE Investment XII	0.2	3.6	0.1	—	—	—
PE Investment XIII	5.2	96.1	2.1	—	—	—
Total	$100.6	$314.6	$47.8	$62.0	$115.3	$5.5
____________________________________________________________

(1)	Net of a $4.0 million and $5.3 million reserve for taxes in the aggregate for all PE Investments for the six months ended June 30, 2015 and 2014, respectively.

(2)	The Company recorded an unrealized loss of $13.4 million for the six months ended June 30, 2015 representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014.

(3)	Contributions for the six months ended June 30, 2015 represents a payment of the deferred purchase price for PE Investment II.
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
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45% of the September 30, 2012 NAV (the “Deferred Amount”),

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

by the last day of the fiscal quarter after the four-year anniversary following the closing date of each fund interest. As of June 30, 2015, the Company’s share of the Deferred Amount was $243.3 million. In April 2015, PE Investment II paid $61.3 million of the Deferred Amount to PE II Seller, of which the Company’s share was $42.9 million. The Company funded $353.4 million, all of its proportionate share of the Initial Amount, at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
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
The following is a description of investments in unconsolidated ventures. The investments in RXR Realty LLC (“RXR Realty”), Aerium Group (“Aerium”) and Legacy Partners Commercial, LLC (“Legacy Commercial”) are accounted for at fair value due to the election of the fair value option (refer to Note 14). The investments in the NSAM Sponsored Companies (as defined below) were accounted for under the equity method prior to the spin-off of NSAM and are accounted for under the cost method subsequent to the spin-off of NSAM. All other investments in unconsolidated ventures are accounted for under the equity method.
RXR Realty
In December 2013, the Company entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate in the New York Tri-State area. The investment in RXR Realty includes an approximate 27% equity interest (“RXR Equity Interest”). The carrying value of the RXR Equity Interest was $96.3 million and $90.0 million as of June 30, 2015 and December 31, 2014, respectively. For the three months ended June 30, 2015 and 2014, the Company recognized equity in earnings of $4.2 million and $1.5 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized equity in earnings of $7.7 million and $3.0 million, respectively. The Company’s equity interest in RXR Realty is structured so that NSAM is entitled to certain fees in connection with RXR Realty’s investment management business.  Refer to Note 10. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.
Aerium
In June 2014, the Company acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties and is headquartered in Luxembourg with additional offices in London, Paris, Istanbul, Geneva, Düsseldorf and Bahrain. As of June 30, 2015, Aerium managed approximately €6.1 billion of real estate assets across 12 countries. The carrying value of the investment in Aerium was $48.5 million and $62.8 million as of June 30, 2015 and December 31, 2014, respectively. For the three and six months ended June 30, 2015, the Company recognized equity in earnings of $0.2 million and $1.3 million, respectively. For the three and six months ended June 30, 2014, the Company did not record any equity in earnings in connection with this investment. For the three and six months ended June 30, 2015, the Company recorded a $9.3 million unrealized loss on its interest in Aerium. The Company’s equity interest in Aerium is structured so that NSAM is entitled to certain fees in connection with Aerium’s asset management business.  Refer to Note 10. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.
Legacy Commercial
In September 2014, the Company entered into an investment with Legacy Commercial, a real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment included

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

a 40% interest in the common equity of certain entities affiliated with Legacy Commercial. The carrying value of the Company’s investment as of June 30, 2015 and December 31, 2014 was $5.8 million and $5.0 million, respectively. For the three and six months ended June 30, 2015, the Company recognized equity in earnings of $0.4 million and $0.8 million, respectively.
Multifamily Joint Venture
In July 2013, the Company through a joint venture with a private investor, acquired a multifamily property with 498 units, located in Philadelphia, Pennsylvania for an aggregate purchase price of $41.0 million, including all costs, escrows and reserves. The property was financed with a non-recourse mortgage note of $29.5 million and the remainder in cash. In April 2015, the property obtained additional non-recourse financing of $7.0 million. Both financings mature on July 1, 2023 and bear a weighted average fixed interest rate of 3.87%. The Company’s 90% interest in the joint venture was acquired for $10.4 million. The carrying value of the Company’s investment was $3.4 million and $9.9 million as of June 30, 2015 and December 31, 2014, respectively. For the three months ended June 30, 2015 and 2014, the Company recognized $0.1 million of equity in losses for each period, which was primarily attributable to depreciation and amortization of $0.3 million for each period. For the six months ended June 30, 2015 and 2014, the Company recognized $0.1 million and $0.2 million of equity in losses, respectively, which was primarily attributable to depreciation and amortization of $0.6 million and $0.3 million, respectively.
LandCap Partners
In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 (“Whitehall”) to form LandCap Partners and LandCap LoanCo. (collectively referred to as “LandCap”). The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. The carrying value of the 49% interest in LandCap was $9.3 million and $10.8 million as of June 30, 2015 and December 31, 2014, respectively. For the three months ended June 30, 2015 and 2014, the Company recognized equity in earnings of $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized equity in earnings of $0.6 million and $0.5 million, respectively.
CS Federal Drive, LLC
The Company owns a 50% interest in CS Federal Drive, LLC (“CS/Federal”), which owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and the joint venture financed the transaction with two separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages mature on February 11, 2016 and bear a fixed interest rate of 5.51% and 5.46%, respectively. The carrying value of the investment in CS/Federal was $5.8 million as of June 30, 2015 and December 31, 2014. For the three months ended June 30, 2015 and 2014, the Company recognized equity in earnings of $0.1 million and an immaterial amount of equity in earnings, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized equity in earnings of $0.1 million and $0.5 million, respectively.
NSAM Sponsored Companies
Affiliates of NSAM also manage the Company’s previously sponsored companies: NorthStar Income, NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) and together with any new sponsored company, (herein collectively referred to as the “NSAM Sponsored Companies”). In addition, NSAM owns NorthStar Securities, LLC (“NorthStar Securities”), the Company’s previously owned captive broker-dealer platform, which raises capital in the retail market for NSAM’s Sponsored Companies.
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
In connection with the Company’s commitment to purchase shares of the NSAM Sponsored Companies, the Company acquired an aggregate of $13.5 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through June 30, 2015. In addition, pursuant to the management agreement with NSAM, the Company committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year.
The Company has the following ownership interest in the NSAM Sponsored Companies:

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
NorthStar Income - The carrying value of the investment in NorthStar Income was $5.8 million and $6.0 million, representing an interest of 0.5% as of June 30, 2015 and 0.6% as of December 31, 2014, respectively. For the three months ended June 30, 2015 and 2014, the Company recognized $0.1 million of earnings for each period. For the six months ended June 30, 2015 and 2014, the Company recognized $0.2 million of earnings for each period.

•
NorthStar Healthcare - The carrying value of the investment in NorthStar Healthcare was $3.9 million and $2.4 million as of June 30, 2015 and December 31, 2014, respectively, representing an interest of 0.4% as of June 30, 2015 and 0.3% as December 31, 2014, respectively. For the three months ended June 30, 2015 and 2014, the Company recognized an immaterial amount and $0.1 million of losses, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized an immaterial amount and $0.1 million of losses, respectively.

•
NorthStar Income II - The carrying value of the investment in NorthStar Income II was $3.1 million as of June 30, 2015 and December 31, 2014, representing an interest of 0.6% and 1.2%, respectively. For the three and six months ended June 30, 2015 and 2014, the Company recognized an immaterial amount of earnings for each period.

The Company has committed to invest as distribution support in the following future NSAM Sponsored Companies:

•
NorthStar/RXR New York Metro Income Inc. - On February 9, 2015, NorthStar/RXR New York Metro Income Inc.’s (“NorthStar/RXR New York Metro”) registration statement on Form S-11, seeking to raise up to $2 billion in a public offering of common stock, was declared effective by the SEC. NorthStar/RXR New York Metro expects to begin raising capital in the second half of 2015.

•
NorthStar Corporate - On December 2, 2014, NorthStar Corporate Income, Inc. confidentially submitted its registration statement on Form N-2 to the SEC seeking to raise up to $1 billion in a public offering of common stock.

Other
In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. In April 2014, the loan was repaid at par. For the three and six months ended June 30, 2014, the Company recognized $0.3 million and $1.5 million of equity in earnings, respectively.
In April 2013, in connection with a loan on a hotel property in New York, the Company and NorthStar Income acquired an aggregate 35% interest in the Row NYC (formerly the Milford) hotel and retail component, of which the Company owns 65% and NorthStar Income owns 35%. There was no carrying value as of June 30, 2015 and December 31, 2014. In March 2014, the retail component of the hotel was sold and for the three and six months ended June 30, 2014, the Company recognized a $1.2 million gain from this sale in equity in earnings.
In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago. As of June 30, 2015 and December 31, 2014, the carrying value of the investment was $8.5 million for each period. For the three and six months ended June 30, 2015 and 2014, the Company did not recognize any equity in earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of June 30, 2015 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	27	$396,131	$181,777	$38,019	$(1,886)	$217,910	28.2%	1.99%	23.16%
N-Star CDO equity(5)	5	124,273	124,273	9,268	(23,379)	110,162	8.9%	NA	10.34%
CMBS and other securities(6)	13	112,735	59,029	16,741	(21,282)	54,488	8.0%	2.21%	10.03%
Subtotal(2)	45	633,139	365,079	64,028	(46,547)	382,560	45.1%	2.04%	16.67%
CRE securities in N-Star CDOs(5)(7)
CMBS	136	592,367	437,012	40,596	(106,675)	370,933	42.2%	3.65%	10.59%
Third-party CDO notes	10	74,473	67,459	207	(44,076)	23,590	5.3%	0.26%	1.32%
Agency debentures	8	87,172	31,060	5,948	(1,090)	35,918	6.2%	—	4.56%
Unsecured REIT debt	1	8,000	8,342	873	—	9,215	0.7%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,337)	5,891	0.5%	2.25%	2.25%
Subtotal	157	769,237	551,098	47,624	(153,178)	445,547	54.9%	2.93%	8.93%
Total	202	$1,402,376	$916,177	$111,652	$(199,725)	$828,107	100.0%	2.58%	12.02%
____________________________________________________________

(1)	Excludes $107.7 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of June 30, 2015.

(5)	The fair value option was elected for these securities (refer to Note 14).

(6)	The fair value option was elected for $50.1 million carrying value of these securities (refer to Note 14).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
The Company sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. The Company acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO (“CSE CDO”) and the CapLease 2005-1 CDO (“CapLease CDO”) sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs and their assets are referred to as legacy investments. All N-Star CDOs are considered VIEs (refer to Note 17). At the time of issuance of the sponsored CDOs, the Company retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, the Company repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds.
As of June 30, 2015, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit commercial mortgage-backed securities (“CMBS”), meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of June 30, 2015, contractual maturities of CRE securities investments ranged from four months to 37 years, with a weighted average expected maturity of 3.5 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents CRE securities as of December 31, 2014 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	Losses	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	32	$461,974	$205,463	$58,116	$(1,270)	$262,309	30.1%	1.83%	24.13%
N-Star CDO equity(5)	5	137,143	137,143	522	(35,198)	102,467	8.9%	NA	18.21%
CMBS and other securities(6)	15	119,089	64,616	12,241	(24,934)	51,923	7.8%	2.48%	5.51%
Subtotal(2)	52	718,206	407,222	70,879	(61,402)	416,699	46.8%	1.97%	19.18%
CRE securities in N-Star CDOs(5)(7)
CMBS	144	636,035	458,186	50,432	(125,751)	382,867	41.5%	3.69%	9.96%
Third-party CDO notes	10	76,253	68,821	—	(45,603)	23,218	5.1%	0.26%	1.32%
Agency debentures	8	87,172	30,371	10,164	(6)	40,529	5.7%	—	4.56%
Unsecured REIT debt	1	8,000	8,396	955	—	9,351	0.5%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,373)	5,850	0.4%	2.25%	2.32%
Subtotal	165	814,685	572,999	61,551	(172,733)	461,815	53.2%	3.00%	8.48%
Total	217	$1,532,891	$980,221	$132,430	$(234,135)	$878,514	100.0%	2.57%	12.92%
_________________________________________________________

(1)	Excludes $108.0 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2014.

(5)	The fair value option was elected for these securities (refer to Note 14).

(6)	The fair value option was elected for $42.6 million carrying value of these securities (refer to Note 14).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
For the three and six months ended June 30, 2015, proceeds from the sale of CRE securities was $19.8 million and $80.7 million resulting in a net realized gain of $3.0 million and $13.8 million. For the three and six months ended June 30, 2014, proceeds from the sale of CRE securities was $3.7 million and $25.9 million, resulting in a net realized gain of $7.3 million and $11.8 million, respectively.
CRE securities investments, not held in N-Star CDOs, include 28 securities for which the fair value option was not elected. As of June 30, 2015, the aggregate carrying value of these securities was $222.3 million, representing $36.1 million of accumulated net unrealized gains included in OCI. The Company held one security with a carrying value of $3.5 million with an unrealized loss of $1.8 million as of June 30, 2015, which was in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, the Company recorded OTTI of $1.4 million for the three and six months ended June 30, 2015, which was recorded in realized gain (loss) on investments and other in the consolidated statements of operations. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Borrowings
The following table presents borrowings as of June 30, 2015 and December 31, 2014 (dollars in thousands):

				June 30, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Healthcare
East Arlington, TX	Non-recourse	May-17	5.89%	$3,129	$3,129	$3,157	$3,157
Ohio Portfolio	Non-recourse	Jan-19	LIBOR + 5.00%	20,086	19,999	20,230	20,230
Lancaster, OH	Non-recourse	Jan-19	LIBOR + 5.00%	2,352	2,343	2,442	2,442
Wilkinson Portfolio	Non-recourse	Jan-19	6.99%	148,533	147,894	150,024	150,024
Tuscola/Harrisburg, IL	Non-recourse	Jan-19	7.09%	7,338	7,307	7,412	7,412
Formation Portfolio(5)	Non-recourse	May-19(6)/Jan-25	LIBOR + 4.25%(7)/4.54%	703,808	702,087	705,608	700,958
Minnesota Portfolio	Non-recourse	Nov-19	3.50%	37,800	37,800	37,800	37,800
Griffin-American - U.K.(5)	Non-recourse	Dec-19(6)	LIBOR + 4.25%(7)	347,719	347,719	348,588	348,588
Griffin-American - U.S. - Fixed(5)	Non-recourse	Dec-19(6)/ Jun-25 / Dec-35	4.68%	1,752,162	1,691,278	1,750,000	1,750,000
Griffin-American - U.S. - Floating(5)	Non-recourse	Dec-19(6)	LIBOR + 3.05%(7)	862,468	862,468	868,797	868,797
Wakefield Portfolio	Non-recourse	April-20	LIBOR + 4.00%	54,924	54,395	54,751	54,751
Healthcare Preferred(8)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio(8)	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
ILF Portfolio(5)	Non-recourse	May-25	4.17%	648,211	648,211	—	—
Subtotal Healthcare				4,784,660	4,720,760	4,144,939	4,140,289
Hotel
Innkeepers Portfolio(5)	Non-recourse	Jun-19(6)	LIBOR + 3.39%(7)	840,000	840,000	840,000	840,000
K Partners Portfolio(5)	Non-recourse	Aug-19(6)	LIBOR + 3.25%(7)	211,681	211,681	211,681	211,681
Courtyard Portfolio(5)	Non-recourse	Oct-19(6)	LIBOR + 3.05%(7)	512,000	512,000	512,000	512,000
Inland Portfolio(5)	Non-recourse	Nov-19(6)	LIBOR + 3.60%(7)	817,000	817,000	817,000	817,000
NE Portfolio(5)	Non-recourse	Jun-20(6)	LIBOR + 3.85%(7)	132,250	132,250	—	—
Subtotal Hotel				2,512,931	2,512,931	2,380,681	2,380,681
European
U.K. Complex(5)	Non-recourse	Dec-19	(9)	78,585	78,585	77,660	77,660
Trias Portfolio	Non-recourse	Apr-20	(10)	244,220	244,220	—	—
SEB Portfolio(5)	Non-recourse	Apr-22	(11)	597,738	597,738	—	—
SEB Portfolio - Preferred	Non-recourse	Apr-60	3.00%	117,601	117,601	—	—
Subtotal European				1,038,144	1,038,144	77,660	77,660
Manufactured housing communities
Manufactured Housing Portfolio 3(5)	Non-recourse	Dec-21/ Jan-24/ Sept-24	4.923%(7)	297,280	299,410	297,428	299,716
Manufactured Housing Portfolio 1(5)	Non-recourse	Jan-23	4.387%(7)	235,296	235,296	236,900	236,900
Manufactured Housing Portfolio 2(5)	Non-recourse	May-23	4.016%(7)	639,909	639,909	639,909	639,909
Subtotal Manufactured housing communities				1,172,485	1,174,615	1,174,237	1,176,525
Net lease
Fort Wayne, IN	—	—	—	—	—	2,909	2,909
Columbus, OH	—	—	—	—	—	21,934	21,934
EDS Portfolio	Non-recourse	Oct-15	5.37%	42,243	42,243	42,738	42,738
Keene, NH	Non-recourse	Feb-16	5.85%	6,036	6,036	6,105	6,105
Green Pond, NJ	Non-recourse	Apr-16	5.68%	15,644	15,644	15,799	15,799
Aurora, CO	Non-recourse	Jul-16	6.22%	30,448	30,448	30,720	30,720
DSG Portfolio	Non-recourse	Oct-16	6.17%	30,806	30,806	31,126	31,126
Indianapolis, IN	Non-recourse	Feb-17	6.06%	25,914	25,914	26,151	26,151
Milpitas, CA	Non-recourse	Mar-17	5.95%	19,147	19,147	19,459	19,459
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC - Mezzanine	Non-recourse	Apr-17	6.21%	875	875	1,079	1,079
Industrial Portfolio(5)	Non-recourse	Jul-17/Dec-17	4.21%(7)	221,125	226,790	221,131	228,071
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	12,916	12,916	13,181	13,181
South Portland, ME	Non-recourse	Jul-23	LIBOR + 2.15%(7)	3,422	3,422	3,597	3,597
Subtotal Net lease				436,276	441,941	463,629	470,569

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				June 30, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Multifamily
Memphis, TN	Non-recourse	Apr-23	3.996%	$39,600	$39,600	$39,600	$39,600
Southeast Portfolio(5)	Non-recourse	May-23/July-23	4.03%(7)	158,417	158,417	158,417	158,417
Scottsdale, AZ(5)	Non-recourse	Jul-23	4.28%(7)	46,538	46,538	46,538	46,538
Subtotal Multifamily				244,555	244,555	244,555	244,555
Multi-tenant Office
Legacy Properties(5)	Non-recourse	Nov-19/Feb-20(6)	LIBOR + 2.15%(7)	112,838	112,838	45,584	45,584
Subtotal Multi-tenant Office				112,838	112,838	45,584	45,584
Subtotal Mortgage and other notes payable				10,301,889	10,245,784	8,531,285	8,535,863
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	7.01%	14,140	14,001	15,020	14,504
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.44%(7)	524,647	367,469	545,939	375,564
Subtotal CDO bonds payable—VIE				538,787	381,470	560,959	390,068
Securitization bonds payable:
Securitization 2012-1	—	—	—	—	—	41,831	41,823
Subtotal Securitization financing transaction				—	—	41,831	41,823
Credit facilities:
Corporate Revolving Credit Facility(12)	Recourse	Aug-17	LIBOR + 3.50%(7)	360,000	360,000	215,000	215,000
Corporate Term Facility	Recourse	Sept-17	4.60% / 4.55%(13)	425,000	425,000	425,000	425,000
Loan Facility	—	—	—	—	—	14,850	14,850
Loan Facility 1	Partial Recourse(14)	Mar-18(6)	2.95%(7)	65,903	65,903	77,930	77,930
Subtotal Credit facilities				850,903	850,903	732,780	732,780
Exchangeable senior notes:
7.25% Notes	Recourse	Jun-27	7.25%	12,955	12,955	12,955	12,955
8.875% Notes	Recourse	Jun-32	8.875%	1,000	984	1,000	983
5.375% Notes	Recourse	Jun-33	5.375%	19,935	17,629	31,633	27,824
Subtotal Exchangeable senior notes				33,890	31,568	45,588	41,762
Junior subordinated notes:(15)
Trust I	Recourse	Mar-35	LIBOR + 3.25%(7)	41,240	31,767	41,240	32,992
Trust II	Recourse	Jun-35	LIBOR + 3.25%(7)	25,780	19,970	25,780	20,753
Trust III	Recourse	Jan-36	7.81%	41,238	31,508	41,238	32,784
Trust IV	Recourse	Jun-36	7.95%	50,100	38,242	50,100	39,830
Trust V	Recourse	Sept-36	LIBOR + 2.70%(7)	30,100	21,097	30,100	21,823
Trust VI	Recourse	Dec-36	LIBOR + 2.90%(7)	25,100	18,061	25,100	18,700
Trust VII	Recourse	Apr-37	LIBOR + 2.50%(7)	31,459	21,721	31,459	22,492
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%(7)	35,100	24,889	35,100	25,798
Subtotal Junior subordinated notes				280,117	207,255	280,117	215,172
Grand Total				$12,005,586	$11,716,980	$10,192,560	$9,957,468
____________________________________________________________

(1)	Refer to Note 15 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)
For borrowings with a contractual interest rate based on LIBOR, except for the European portfolios, represents three-month LIBOR for the Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 14) and amortized cost with regards to the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	An aggregate principal amount of $9.2 billion is comprised of 82 senior mortgage notes totaling $7.7 billion and 16 mezzanine mortgage notes totaling $1.5 billion.

(6)	Represents final maturity taking into consideration the Company’s extension options.

(7)	Contractual interest rate represents a weighted average.

(8)	Represents borrowings in N-Star CDOs.

(9)
Comprised of $63.8 million principal amount of floating rate borrowing at GBP LIBOR plus 2.0%, with a related $63.8 million notional value interest rate cap at 2.0% and $14.7 million fixed rate borrowing at 8.0%.

(10)
Comprised of $204.9 million principal amount of floating rate borrowing at EURIBOR plus 2.7%, with a related $206.3 million notional value interest rate cap at 2.0% and $39.3 million floating rate borrowing at GBP LIBOR plus 2.7%, with a related $41.0 million notional value interest rate cap at 2.0%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(11)
Comprised of $348.3 million principal amount of floating rate borrowing at EURIBOR plus 1.6%, with a related $348.3 million notional value interest rate cap at 0.5%, $232.1 million of floating rate borrowing at GBP LIBOR plus 1.6%, with a related $232.1 million notional value interest rate cap at 2.0% and $17.3 million floating rate borrowing at STIBOR plus 1.6%.

(12)	Secured by collateral relating to a borrowing base comprised primarily of unlevered CRE debt, net lease and securities investments with a carrying value of $627.9 million as of June 30, 2015.

(13)	Represents the respective fixed rate applicable to each borrowing under the Corporate Term Facility.

(14)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(15)
Junior subordinated notes Trust II had a fixed interest rate through June 30, 2015 when it changed to floating rate. Trusts III and IV have a fixed interest rate until January 30, 2016 and June 30, 2016, respectively, when the rate will change to floating and reset quarterly to three-month LIBOR plus 2.83% to 2.80%, respectively.

The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2015 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Credit Facilities	Exchangeable Senior Notes(1)	Junior Subordinated Notes
July 1 to December 31, 2015	$105,366	$105,366	$—	$—	$—	$—
Years ending December 31:
2016	106,395	106,395	—	—	—	—
2017	1,133,349	335,394	—	785,000	12,955	—
2018	98,904	33,001	—	65,903	—	—
2019	6,055,554	6,054,554	—	—	1,000	—
Thereafter	4,506,018	3,667,179	538,787	—	19,935	280,117
Total	$12,005,586	$10,301,889	$538,787	$850,903	$33,890	$280,117
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

Credit Facilities
Corporate Facilities
In August 2014, the Company obtained a corporate revolving credit facility (as amended, the “Corporate Revolving Credit Facility”) with certain commercial bank lenders, with a total commitment amount of $500.0 million and a three-year term. The Corporate Revolving Credit Facility is secured by collateral relating to a borrowing base and guarantees by certain subsidiaries of the Company. As of June 30, 2015, $140.0 million of financing remains undrawn under the Corporate Revolving Credit Facility. In May 2015, the Company amended and restated the Corporate Revolving Credit Facility to substitute the Operating Partnership as the borrower, with the Company becoming a guarantor. The Operating Partnership must maintain at least $25.0 million of minimum liquidity based on the sum of unrestricted cash or cash equivalents and undrawn availability during the term of the Corporate Revolving Credit Facility.
In September 2014, the Company entered into a corporate facility agreement (as amended, the “Corporate Term Facility”) with a commercial bank lender to establish term borrowings, with an aggregate principal amount of up to $500.0 million. In March 2015, the Company amended and restated the Corporate Term Facility to substitute the Operating Partnership as the borrower, with the Company becoming a guarantor. Pursuant to the Corporate Term Facility, the Operating Partnership may enter into one or more credit agreements for term borrowings with varying amounts, borrowing dates, maturities and interest rates, from time to time until September 2015. Borrowings may be prepaid at any time subject to customary breakage costs. In September and December 2014, the Company entered into a credit agreement providing for a term borrowing under the Corporate Term Facility in a principal amount of $275.0 million and $150.0 million, respectively, with a fixed interest rate of 4.60% and 4.55%, respectively, with each maturing on September 19, 2017. As of June 30, 2015 and December 31, 2014, $75.0 million of financing remains undrawn under the Corporate Term Facility.
The Corporate Revolving Credit Facility and the Corporate Term Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.
Loan Facility
In March 2013, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 1”) of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 1, the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company entered into a guaranty agreement under which the Company guaranteed certain of the obligations under Loan Facility 1. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 1. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 1 if the Company or an affiliate of the Company engage in certain customary bad acts.
As of June 30, 2015, the Company had $113.9 million carrying value of loans financed with $65.9 million on Loan Facility 1, with $134.1 million of available borrowing.
During the initial term, Loan Facility 1 acts as a revolving credit facility that can be paid down as assets repay or are sold and re-drawn upon for new investments. As of June 30, 2015, the Company was in compliance with all of its financial covenants.
Senior Notes
In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481.1 million principal amount of senior notes that matured on September 30, 2014 (the “2014 Senior Notes”). In connection with this exchange, the Company recorded a loss of $22.4 million in realized gain (loss) on investments and other in the consolidated statements of operations. On September 30, 2014, the Company repaid the 2014 Senior Notes in cash, including interest, in the amount of $488.3 million.
In July 2015, NRE, a current wholly-owned subsidiary of the Company, issued $300 million principal amount of 4.625% senior notes due December 2016 (“NRE Senior Notes”). In July 2015, an additional $40 million of NRE Senior Notes were issued related to the exercise of the over-allotment option. The NRE Senior Notes are senior unsubordinated and unsecured obligations of NRE and the Company and the Operating Partnership will guarantee payments on the NRE Senior Notes.  Subject to specified conditions being met, including completion of the Proposed European Spin, the listing of NRE common stock and public notice at least 60 days prior to maturity, NRE may elect to settle all or part of the principal amount of the NRE Senior Notes in NRE common stock in lieu of cash, in which case the number of shares delivered per note will be based on NRE common stock prices during a measurement period immediately preceding the maturity date. Refer to Note 20. “Subsequent Events” for further disclosure.
Exchangeable Senior Notes
In March 2015, $11.7 million principal amount of the 5.375% Notes were exchanged for 1.4 million shares of common stock. In connection with these conversions, the Company recorded a loss of $1.1 million in realized gain (loss) on investments and other in the consolidated statements of operations.

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
For the three months ended June 30, 2014, the Company recorded a $0.3 million loss included in discontinued operations in the Company’s consolidated statements of operations associated with NSAM which represented a carve-out of revenues of $32.7 million and expenses of $33.0 million. For the six months ended June 30, 2014, the Company recorded a $6.1 million loss included in discontinued operations in the Company’s consolidated statements of operations associated with NSAM which represented a carve-out of revenues of $56.0 million and expenses of $62.1 million. Such amounts exclude the effect of any fees that NSAM began earning in connection with the management agreement with the Company upon completion of the spin-off.
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
10.Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the spin-off of the Company’s asset management business on June 30, 2014, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to the supervision of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries other than the Company’s CRE loan origination business. The management agreement with NSAM provides for a base management fee and incentive fee.
Base Management Fee
For the three and six months ended June 30, 2015, the Company incurred $48.2 million and $93.6 million, respectively, related to the base management fee, of which $48.2 million is recorded in due to related party on the consolidated balance sheets. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the three and six months ended June 30, 2014. The base management fee to NSAM will increase subsequent to June 30, 2015 by an amount equal to 1.5% per annum of the sum of:

•
cumulative net proceeds of all future common equity and preferred equity issued by the Company, including any shares issued as part of a forward agreement such as the remaining $246.0 million of shares currently available under the Company’s forward contract;

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
Incentive Fee
For the three and six months ended June 30, 2015, the Company incurred $3.5 million and $6.4 million, respectively, related to the incentive fee, of which $3.5 million is recorded in due to related party on the consolidated balance sheets. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on its behalf. NSAM allocates, in good faith, indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with NSAM.  The indirect costs include the Company’s allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. NSAM allocates these costs to the Company relative to its other managed companies in good faith. In addition to the Company’s direct and indirect costs and expenses, following the Distribution, the Company is obligated to reimburse NSAM for additional costs and expenses incurred by NSAM for an amount not to exceed the following: (i) 20% of the combined total of: (a) the Company’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses to the Company (“NorthStar Realty G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any other managed company of NSAM; less (ii) the NorthStar Realty G&A. For the three and six months ended June 30, 2015, NSAM allocated $0.8 million and $2.8 million, respectively, to the Company, of which $0.8 million is recorded in due to related party on the consolidated balance sheets. In addition, the Company will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
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
Credit Agreement
In connection with the Distribution, the Company entered into a revolving credit agreement with NSAM pursuant to which the Company makes available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may use the proceeds to acquire assets on behalf of its

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

managed companies, including the Company, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that the Company’s obligation to advance proceeds to NSAM is dependent upon the Company and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of June 30, 2015, the Company has not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 11). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company. For the three and six months ended June 30, 2015 and 2014, the Company did not incur any incentive fees related to the Healthcare Strategic Partnership.
N-Star CDOs
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the three months ended June 30, 2015 and 2014, the Company earned $1.4 million and $1.6 million in fee income, respectively, of which $0.6 million and $0.7 million, respectively, were eliminated in consolidation. For the six months ended June 30, 2015 and 2014, the Company earned $2.8 million and $3.1 million in fee income, respectively, of which $1.2 million and $1.4 million, respectively, were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by the Company.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended June 30, 2015 and 2014, the Company earned $10.5 million and $15.7 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs. For the six months ended June 30, 2015 and 2014, the Company earned $23.4 million and $31.0 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs. Refer to Note 7 and Note 17 for additional disclosure regarding the N-Star CDOs.
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
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC (“AHI”) and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American Healthcare REIT II, Inc. (“Griffin-American”), until Griffin-American was acquired by the Company and NorthStar Healthcare.  In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and the Company assisting NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by the Company and, subject to certain conditions, other NSAM managed companies.
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc. (“Island”). Island is a leading, independent select service hotel management company that currently manages 149 hotel properties, representing $3.7 billion, of which 101 hotel properties are owned by the Company. Island provides certain asset management, property management and other services to the Company to assist in managing the Company’s hotel properties. Island receives a base management fee of 2.5% to 3.0% of

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the current monthly revenue of the Company’s hotel properties it manages for the Company. For the three and six months ended June 30, 2015, the Company paid $3.0 million and $6.4 million, respectively, of base management fees to Island, which is recorded in real estate properties—operating expenses in the consolidated statements of operations.

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
All of the adjustments made in connection with the Reorganization, Reverse Split and the spin-off were deemed to be equitable adjustments pursuant to anti-dilution provisions in accordance with the terms of the NorthStar Realty Equity Plans. As a result,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

there was no incremental value attributed to these adjustments and these adjustments do not impact the amount recorded for equity-based compensation expense for the three and six months ended June 30, 2014.
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
As of June 30, 2015, 208,652 unvested shares of restricted stock issued under the Stock Plan were outstanding and 3,137,596 shares of common stock remained available for issuance pursuant to the Stock Plan, which includes shares reserved for issuance upon settlement of outstanding LTIP Units and RSUs. Holders of shares of restricted stock or LTIP Units are entitled to receive dividends or distributions with respect to the Company’s shares of restricted stock and vested and unvested LTIP Units for as long as such shares and LTIP Units remain outstanding.
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
Under the Plan, for 2011, the Company issued 762,898 RSUs to executive officers, which were subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ended December 31, 2014. The grant date fair value was $5.40, per RSU determined using a risk-free interest rate of 0.42%. Under the Plan, for 2011, the Company also granted 762,898 LTIP Units to executive officers, which were subject to vesting in four annual installments ending on January 29, 2015, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 302,692 shares of restricted stock (net of forfeitures occurring prior to June 30, 2015) to certain non-executive employees, which were subject to vesting quarterly over three years beginning April 2012, subject to continued employment through the applicable vesting date. As of December 31, 2014, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

issued 49,149 shares of common stock, net of the minimum statutory tax withholding requirements, on January 1, 2015 and the Operating Partnership issued 669,743 LTIP Units.
Under the Plan, for 2012, the Company issued 704,839 RSUs to executive officers, which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2015. The grant date fair value was $12.32 per RSU determined using a risk-free interest rate of 0.44%. Under the Plan, for 2012, the Company also granted 704,839 LTIP Units to executive officers, which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 289,975 LTIP Units (net of forfeitures occurring prior to June 30, 2015) to certain non-executive employees which are subject to vesting quarterly over three years beginning April 2013, subject to continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization.
Under the Plan, for 2013, the Company issued 500,371 RSUs to executive officers, which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2016. The grant date fair value was $26.96 per RSU determined using a risk-free interest rate of 0.63%. Under the Plan, for 2013, the Company also granted 500,371 Deferred LTIP Units to executive officers which are subject to vesting in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date and 261,577 Deferred LTIP Units which were subject to vesting based on continued employment through December 31, 2015. The Company also granted 275,937 Deferred LTIP Units (net of forfeitures occurring prior to June 30, 2015) to certain non-executive employees which were subject to vesting quarterly over three years beginning April 2014, subject to continued employment through the applicable vesting date. Such Deferred LTIP Units were subsequently settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
NSAM Bonus Plan
In connection with the 2014 NSAM Bonus Plan, approximately 31.65% of the long-term bonus was paid in Deferred LTIP Units and approximately 18.35% of the long-term bonus was paid by the Company by issuing RSUs. In connection with the long-term bonuses to be paid by the Company, in February 2015, the Company granted 1,038,233 Deferred LTIP Units to executive officers, of which 25% were vested upon grant and the remainder was subject to vesting in three equal annual installments beginning on December 31, 2015, subject to the executive officer’s continued employment through the applicable vesting dates. The Company also granted 584,879 RSUs to executive officers, subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2017. The grant date fair value of such RSUs was $11.65 per RSU determined using a risk-free interest rate of 1.00%. In the first quarter 2015, the Company also granted 696,931 Deferred LTIP Units (net of forfeitures occurring prior to June 30, 2015) to certain non-executive employees, with substantially similar terms to the executive awards subject to time based vesting conditions. Such Deferred LTIP Units were settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
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
Summary
Equity-based compensation expense for the three and six months ended June 30, 2015 represents the Company’s equity-based compensation following the spin-off of the Company’s historical asset management business on June 30, 2014. The Company’s historical equity-based compensation for the three and six months ended June 30, 2014, represents the Company’s expense after an allocation to NSAM related to the Company’s historical asset management business had it been run as an independent entity reported in discontinued operations.
For the three and six months ended June 30, 2015, the Company recorded $7.7 million and $18.5 million of equity-based compensation expense (including $1.9 million and $3.7 million of fair value adjustments related to non-employees and $0.5 million and $1.0 million of dividends associated with non-employees, respectively). For the three and six months ended June 30, 2014, the Company recorded $7.9 million and $11.8 million of equity-based compensation expense, respectively, which excludes $8.0

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

million and $13.7 million of expense allocated to NSAM, respectively, which is recorded in discontinued operations in the consolidated statements of operations.
The following table presents a summary of restricted stock and LTIP Units. The balance as of June 30, 2015 represents unvested shares of restricted stock and LTIP Units that are outstanding, whether vested or not (grants in thousands):

	Six Months Ended June 30, 2015
	Grants	Weighted Average Grant Price
January 1, 2015	1,873	$23.25
Granted	2,449	18.73
Converted to common stock	(7)	15.51
Forfeited	(3)	15.37
Vesting of restricted stock	(488)	14.02
June 30, 2015(1)	3,824	$21.56
____________________________________________________________

(1)	Includes 208,652 shares of restricted stock and 3,614,860 unvested LTIP Units as of June 30, 2015.
As of June 30, 2015, equity-based compensation expense to be recognized over the remaining vesting period through January 2019 is $46.0 million, provided there are no forfeitures.

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
In March 2015, the Company issued 12.0 million shares of its common stock at a public offering price of $18.65 per share and received net proceeds of $217.1 million. In connection with this offering, the Company entered into a forward sale agreement with a financial institution to issue an aggregate of 57.0 million shares of its common stock, subject to certain conditions. The forward sale agreement generally provides for settlement on one or more dates specified by the Company on or prior to September 2, 2015, subject to acceleration upon the occurrence of certain events. On a settlement date, if the Company decides to physically settle all or a portion of the forward sale agreement, it will issue common stock to such financial institution at the then-applicable forward sale price multiplied by 0.995. The initial forward sale price is equal to $18.14 per share. The forward sale agreement provides that the forward sale price will be adjusted based on the federal funds rate less the stock loan rate specified in the forward sale agreement and will be decreased by amounts related to expected dividends on the Company’s common stock during the term of the forward sale agreement. As of June 30, 2015, the Company issued 42.8 million shares of common stock under this forward sale agreement for net proceeds of $747.0 million. As of August 4, 2015, the Company has 14.3 million shares remaining under this forward sale agreement for aggregate net proceeds of $246 million.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 7,139,923 shares of its common stock, after giving effect to the Reverse Split. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the six months ended June 30, 2015, the Company issued 4,596 shares of its common stock pursuant to the DRP for gross proceeds of $0.1 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividends
The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2015:

Common Stock		Preferred Stock
	Dividend		Dividend Per Share
Declaration Date	Per Share	Declaration Date	Series A	Series B	Series C	Series D	Series E
February 25	$0.40	January 30	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
May 5	$0.40	April 29	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
Earnings Per Share
The following table presents EPS for the three and six months ended June 30, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(97,502)	$(73,566)	$(129,104)	$(208,527)
Net income (loss) attributable to LTIP Units non-controlling interest	(1,068)	(1,700)	(1,068)	(5,296)
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(98,570)	$(75,266)	$(130,172)	$(213,823)
Denominator:(2)
Weighted average shares of common stock	352,986	174,181	330,884	167,386
Weighted average LTIP Units(1)	2,191	4,009	2,161	4,146
Weighted average shares of common stock and LTIP Units(2)	355,177	178,190	333,045	171,532
Earnings (loss) per share:(3)
Basic	$(0.28)	$(0.42)	$(0.39)	$(1.25)
Diluted	$(0.28)	$(0.42)	$(0.39)	$(1.25)
____________________________________________________________

(1)
The EPS calculation takes into account LTIP Units, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes, shares under the forward sale agreement, restricted shares and RSUs outstanding that were not dilutive as of June 30, 2015. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)	The three and six months ended June 30, 2014 is adjusted for the Reverse Split effected on June 30, 2014.

13.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership and the Company’s former operating partnership prior to the NSAM Spin-off. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. In connection with the formation of the Operating Partnership, the Company recorded a non-controlling interest of $18.7 million related to LTIP Units. As of June 30, 2015, LTIP Units of 3,614,860 were outstanding, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three and six months ended June 30, 2015 was a $1.1 million loss. Net income (loss) attributable to the Company’s former operating partnership non-controlling interest for the three months ended June 30, 2014 was a $1.7 million loss. Net income (loss) attributable to the Company’s former operating partnership non-controlling interest for the six months ended June 30, 2014 was a loss of $5.3 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended June 30, 2015 and 2014 was a net loss of $6.8 million and $0.8 million, respectively. Net income (loss) attributable to the other non-controlling interests for the six months ended June 30, 2015 and 2014 was a net loss of $10.6 million and $1.0 million, respectively.
The following table presents net income (loss) attributable to the Company’s common stockholders for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(97,513)	$(73,007)	$(129,104)	$(201,988)
Income (loss) from discontinued operations	11	(559)	—	(6,539)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(97,502)	$(73,566)	$(129,104)	$(208,527)

14.	Fair Value
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
Derivative Instruments
Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. Derivatives held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.
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
Junior Subordinated Notes
Junior subordinated notes may be valued using quotations from nationally recognized financial institutions or an internal model. A quotation from a financial institution is not adjusted. The fair value is generally based on a valuation model with observable inputs such as interest rate and other unobservable inputs for assumptions related to the implied credit spread of the Company’s other borrowings and the timing and amount of expected future cash flow. Junior subordinated notes are classified as Level 3 of the fair value hierarchy.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
PE Investments	$—	$—	$1,234,588	$1,234,588
Investments in unconsolidated ventures(1)	—	—	241,341	241,341
Real estate securities, available for sale:
N-Star CDO bonds	—	—	217,910	217,910
N-Star CDO equity	—	—	110,162	110,162
CMBS and other securities	—	15,443	39,045	54,488
CRE securities in N-Star CDOs
CMBS	—	307,177	63,756	370,933
Third-party CDO notes	—	—	23,590	23,590
Agency debentures	—	35,918	—	35,918
Unsecured REIT debt	—	9,215	—	9,215
Trust preferred securities	—	—	5,891	5,891
Subtotal CRE securities in N-Star CDOs	—	352,310	93,237	445,547
Subtotal real estate securities, available for sale	—	367,753	460,354	828,107
Derivative assets	—	11,804	—	11,804
Total assets	$—	$379,557	$1,936,283	$2,315,840
Liabilities:
CDO bonds payable	$—	$—	$381,470	$381,470
Junior subordinated notes	—	—	207,255	207,255
Derivative liabilities	—	47,971	—	47,971
Total liabilities	$—	$47,971	$588,725	$636,696
_____________________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

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
The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2015 (dollars in thousands):

	Six Months Ended June 30, 2015
	PE Investments	Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2015	$962,038	$276,437	$481,576	$390,068	$215,172
Transfers into Level 3(2)	—	—	12,099	—	—
Transfers out of Level 3(2)	—	—	(2,931)	—	—
Purchases / borrowings / amortization / contributions	500,068	241	38,733	—	—
Sales	—	—	(62,330)	—	—
Paydowns / distributions	(314,749)	(29,317)	(26,095)	(22,677)	—
Gains:
Equity in earnings of unconsolidated ventures	100,581	8,854	—	—	—
Unrealized gains included in earnings	—	—	33,885	—	7,917
Realized gains included in earnings	—	—	11,224	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	1,086	—	—
Losses:
Unrealized losses included in earnings	(13,350)	(14,874)	(3,563)	14,079	—
Realized losses included in earnings	—	—	(1,503)	—	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(21,827)	—	—
June 30, 2015	$1,234,588	$241,341	$460,354	$381,470	$207,255
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$(13,350)	$(14,874)	$30,322	$(14,079)	$7,917
____________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

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
There were no transfers, other than those identified in the table above, during the periods ended June 30, 2015 and December 31, 2014.
The Company relies on the third-party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used to determine fair value measurements related to CRE securities (including N-Star CDO bonds) and CDO bonds payable. The Company believes such pricing service or broker quotation for such items may be based on a market transaction of comparable securities, inputs including forecasted market rates, contractual terms, observable discount rates for similar securities and credit (such as credit support and delinquency rates).
For the six months ended June 30, 2015, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Range
PE Investments	$1,234,588	Discounted Cash Flow Model	Discount Rate	13% - 40%
Investments in unconsolidated ventures(1)	$241,341	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	2% - 31%
N-Star CDO equity	$110,162	Discounted Cash Flow Model	Discount Rate	10%
_________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)	Includes timing and amount of expected future cash flows.

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
The following table presents the fair value of financial instruments for which the fair value option was elected as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,	December 31,
	2015	2014
Assets:
PE Investments	$1,234,588	$962,038
Investments in unconsolidated ventures(1)	241,341	276,437
Real estate securities, available for sale:(2)
N-Star CDO equity	110,162	102,467
CMBS and other securities	50,097	42,613
CRE securities in N-Star CDOs
CMBS	370,933	382,867
Third-party CDO notes	23,590	23,218
Agency debentures	35,918	40,529
Unsecured REIT debt	9,215	9,351
Trust preferred securities	5,891	5,850
Subtotal CRE securities in N-Star CDOs	445,547	461,815
Subtotal real estate securities, available for sale	605,806	606,895
Total assets	$2,081,735	$1,845,370
Liabilities:
CDO bonds payable	$381,470	$390,068
Junior subordinated notes	207,255	215,172
Total liabilities	$588,725	$605,240
___________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
June 30, 2015 excludes 28 CRE securities including $217.9 million of N-Star CDO bonds and $4.4 million of CRE securities, for which the fair value option was not elected. December 31, 2014 excludes 34 CRE securities including $262.3 million of N-Star CDO bonds and $9.3 million of CRE securities, for which the fair value option was not elected.

The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Assets:
Real estate securities, available for sale(1)	$17,545	$(5,851)	$22,057	$10,342
PE Investments(1)	(8,917)	—	(13,350)	—
Investments in unconsolidated ventures(1)	(9,343)	—	(9,343)	—
Foreign currency remeasurement(2)	10,535	(411)	(12,465)	(800)
Liabilities:
CDO bonds payable(1)	(4,387)	(38,418)	(13,575)	(181,779)
Junior subordinated notes(1)	9,927	(8,245)	7,917	(20,242)
Subtotal	15,360	(52,925)	(18,759)	(192,479)
Derivatives	(30,787)	275	(29,651)	4,228
Total	$(15,427)	$(52,650)	$(48,410)	$(188,251)
____________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$982,004	$853,446	$853,080	$1,187,316	$1,067,667	$1,066,911
Real estate securities, available for sale(2)	1,402,376	828,107	828,107	1,532,891	878,514	878,514
Derivative assets(2)(3)	4,974,987	11,804	11,804	3,848,859	3,247	3,247
Financial liabilities:(1)
Mortgage and other notes payable	$10,301,889	$10,245,784	$10,242,953	$8,531,285	$8,535,863	$8,539,363
CDO bonds payable(2)(4)	538,787	381,470	381,470	560,959	390,068	390,068
Securitization bonds payable	—	—	—	41,831	41,823	41,929
Credit facilities	850,903	850,903	850,903	732,780	732,780	732,780
Exchangeable senior notes	33,890	31,568	50,121	45,588	41,762	82,443
Junior subordinated notes(2)(4)	280,117	207,255	207,255	280,117	215,172	215,172
Derivative liabilities(2)(3)	2,428,504	47,971	47,971	318,726	17,915	17,915
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to “Determination of Fair Value” above for disclosures of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of June 30, 2015 and December 31, 2014.

(4)	The fair value option has been elected for these liabilities.

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

15.	Risk Management and Derivative Activities
Derivatives
The Company uses derivative instruments primarily to manage interest rate risk and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest rate swap, cap and foreign currency forward agreements and the primary objective is to minimize interest rate risks associated with investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR / Forward Rate	Range of Maturity
As of June 30, 2015:
Interest rate swaps - N-Star CDOs	9	$227,078	$(12,821)	(2)	5.02% - 5.25%	January 2017 - July 2018
Interest rate swaps - other	3	2,082,142	(30,897)		0.62% - 5.00%	January 2016 - December 2029
Interest rate caps	17	4,974,987	11,804		0.50% - 5.00%	October 2015 - October 2020
Foreign currency forwards	2	119,284	(4,253)		N/A	August 2015 - May 2017
Total	31	$7,403,491	$(36,167)
As of December 31, 2014:
Interest rate swaps - N-Star CDOs	10	$235,929	$(17,707)	(2)	5.00% - 5.25%	June 2015 - July 2018
Interest rate swaps - other	2	82,797	(208)		0.62% - 5.00%	January 2016 - July 2023
Interest rate caps/floors	22	3,848,859	3,247		2.00% - 5.00%	January 2015 - January 2020
Total	34	$4,167,585	$(14,668)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of June 30, 2015 and December 31, 2014.

(2)
Interest rate swaps in consolidated N-Star CDOs are liabilities and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, a credit valuation adjustment was not recorded.

The change in number and notional amount of derivative instruments from December 31, 2014 relates to derivatives entered into at the corporate level and in connection with new acquisitions, offset by contractual notional amortization and the maturity of a corporate interest rate cap and floor. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2015 and December 31, 2014.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Balance Sheet	June 30,	December 31,
	Location	2015	2014
Interest rate caps/floors	Derivative assets	$11,804	$3,247
Interest rate swaps/foreign currency forwards	Derivative liabilities	$47,971	$17,915
The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Operations Location	2015	2014	2015	2014
Amount of gain (loss) recognized in earnings:
Adjustment to fair value of interest rate swaps, caps/floors	Unrealized gain (loss) on investments and other	$(26,534)	$275	$(25,398)	$4,228
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on investments and other	$(4,253)	$—	$(4,253)	$—
Net cash payment for interest rate swaps	Unrealized gain (loss) on investments and other	$(3,011)	$(3,955)	$(6,059)	$(10,694)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense on debt and securities	$(223)	$(229)	$(488)	$(458)
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of June 30, 2015 and December 31, 2014.

16.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

In connection with certain hotel acquisitions, the Company entered into guaranty agreements with various hotel franchisors, pursuant to which the Company guaranteed the franchisee’s obligations, including payments of franchise fees and marketing fees, for the term of the agreement, which expires from 2029 to 2034. As of June 30, 2015, the aggregate amount remaining under these guarantees is $9.7 million.

17.	Variable Interest Entities
As of June 30, 2015, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
N-Star CDOs
As of June 30, 2015, the Company serves as collateral manager and/or special servicer for N-Star CDOs I and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs, and therefore, continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of these consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the six months ended June 30, 2015 and 2014.
Other
In June 2015, the Company, through a subsidiary, originated a £11.3 million ($17.5 million) loan to a third-party. The Company determined that the borrower entity was a VIE as the borrower entity has an insufficient equity investment at risk. The Company determined that it was the primary beneficiary as the Company has the power to direct the activities that most significantly impact the economic performance of the entity.
Unconsolidated VIEs
N-Star CDOs
The Company delegated the collateral management rights for N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013 to a third-party collateral manager/collateral manager delegate who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company evaluated the fees paid to the third-party collateral manager/collateral manager delegate and concluded that such fees represented a variable interest in the deconsolidated loan CDOs and that the third party was functioning as a principal. The Company determined that the delegation of the Company’s collateral management power in the CDOs was a VIE reconsideration event and concluded that these CDOs were still VIEs as the equity investors do not have the characteristics of a controlling financial interest. The Company then reconsidered if it was the primary beneficiary of such VIEs and determined that it no longer has the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to selling collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company does not consolidate the assets and liabilities for N-Star CDOs IV, VI and VIII, CSE CDO and the CapLease CDO.
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
Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of June 30, 2015. These unconsolidated VIEs are summarized as follows:
Real Estate Debt Investments
The Company identified three CRE debt investments with an aggregate carrying value of $74.3 million as variable interests in a VIE. The Company determined that it is not the primary beneficiary of such VIEs, and as such, the VIEs are not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified two CRE securities, other than investments in N-Star CDOs, with an aggregate fair value of $46.9 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization it did not sponsor. For one of these securitizations, an affiliate of NSAM was appointed as special servicer. The special servicing business for certain securitizations was transferred to NSAM in connection with the spin-off. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.
NorthStar Realty Finance Trusts
The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the “Trusts”). The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of June 30, 2015, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in unconsolidated ventures on the consolidated balance sheets.
PE Investments
In May 2015, in connection with the Company’s investment in PE Investment XIII, the Company determined that two of the underlying funds are VIEs. The Company determined that the funds are a VIE as there is insufficient equity at risk in each limited partnership and the general partner in each fund has the power to direct the activities that most significantly impact the funds’ economic performance as the general partner performs such activities. As of June 30, 2015, the Company’s investment in both funds is $38.3 million. As of June 30, 2015, the amount of expected future contributions to both funds is $3.1 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2015 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	PE Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$74,323	$—	$—	$74,323	$74,323
Investments in unconsolidated ventures	3,742	—	—	—	3,742	3,742
PE Investments	—	—	—	38,327	38,327	38,327
Real estate securities, available for sale:
N-Star CDO bonds	—	—	217,910	—	217,910	217,910
N-Star CDO equity	—	—	110,162	—	110,162	110,162
CMBS	—	—	46,928	—	46,928	46,928
Subtotal real estate securities, available for sale	—	—	375,000	—	375,000	375,000
Total assets	3,742	74,323	375,000	38,327	491,392	491,392
Junior subordinated notes, at fair value	207,255	—	—	—	207,255	NA
Total liabilities	207,255	—	—	—	207,255	NA
Net	$(203,513)	$74,323	$375,000	$38,327	$284,137	$491,392
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of June 30, 2015 would not exceed the carrying value of its investment.
The Company is not contractually required to provide financial support to any of its unconsolidated VIEs during the six months ended June 30, 2015 and 2014 however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer of the deconsolidated CDOs, may in its sole discretion provide support such as protective and other advances it deems appropriate. As of June 30, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

18.	Segment Reporting
Effective April 1, 2015, the Company redefined its segments to conform with its management of such businesses by presenting its European business as a separate segment, excluding the Company’s European healthcare properties. Accordingly, the Company has reclassified the prior period segment financial results to conform to the current year presentation.
The Company currently conducts its business through the following six segments (excluding the asset management business which the Company spun off on June 30, 2014 which is no longer a separate operating segment), based on how management reviews and manages its business:

•
U.S. Real Estate - The U.S. real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes healthcare, hotel, manufactured housing communities, net lease, multifamily and multi-tenant office properties. In addition, it includes certain healthcare properties located outside of the United States and PE Investments diversified by property type and geography.

•
Healthcare - The healthcare properties are comprised of a diverse portfolio of senior housing, skilled nursing, medical office buildings and other healthcare properties. The majority of the healthcare properties are structured under a net lease to healthcare operators. In addition, the Company also owns healthcare properties that operate through management agreements with independent third party operators, predominantly through RIDEA structures that permit the Company, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

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

•
European Real Estate - The European commercial real estate business is currently predominantly focused on office properties and may expand by acquiring other types of commercial real estate located throughout Europe and excludes the Company’s European healthcare properties.  The Company acquired its first real estate investment in the European Real Estate segment in September 2014. The Company intends to spin-off the European real estate business into a newly-formed publicly-traded REIT, NorthStar Realty Europe Corp.  Refer to Note 1 and Note 20 for further disclosure.

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

•
N-Star CDOs - The Company historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company’s remaining consolidated CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, this distinct business is a significantly smaller portion of its business today than in the past. As of June 30, 2015, only N-Star securities CDOs I and IX continue to be consolidated. Refer to Note 17 for further disclosure regarding deconsolidated N-Star CDOs. The Company continues to receive collateral management fees related to administrative responsibilities for deconsolidated N-Star CDO financing transactions, which are recorded in other revenue and included in the N-Star CDOs segment.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

Statement of Operations:							N-Star CDOs(1)
Three months ended June 30, 2015:	U.S. Real Estate		European Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Consolidated Total
Rental and escalation income	$179,665		$32,113		$—	$—	$7	$—		$211,785
Hotel related income	206,130		—		—	—	—	—		206,130
Resident fee income	65,833		—		—	—	—	—		65,833
Net interest income on debt and securities	1,490	(2)	—		25,345	14,915	12,816	2,741	(3)	57,307
Other interest expense	105,416		6,076		—	—	—	14,536		126,028
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(10,409)	(4)	(98,481)	(5)	24,949	38,364	2,851	(100,653)	(6)	(143,379)
Equity in earnings (losses) of unconsolidated ventures	57,736		—		—	—	—	—		57,736
Income tax benefit (expense)	(9,845)		11,378		(206)	(37)	—	—		1,290
Income (loss) from continuing operations	37,482		(87,103)		24,743	38,327	2,851	(100,653)		(84,353)
Income (loss) from discontinued operations	11		—		—	—	—	—		11
Net income (loss)	37,493		(87,103)		24,743	38,327	2,851	(100,653)		(84,342)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $1.4 million of collateral management fees were earned from CDO financing transactions for the three months ended June 30, 2015, of which $0.6 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Primarily represents interest income earned from notes receivable on manufactured homes.

(3)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(4)	Primarily relates to transaction costs of $14.8 million and depreciation and amortization of $112.0 million.

(5)	Primarily relates to transaction costs of $91.7 million and depreciation and amortization of $15.4 million.

(6)	Includes management fees to NSAM of $51.7 million.

Statement of Operations:					N-Star CDOs(1)
Three months ended June 30, 2014:	U.S. Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Asset Management(2)	Consolidated Total
Rental and escalation income	$77,542		$—	$—	$389	$—		$—	$77,931
Hotel related income	22,526		—	—	—	—		—	22,526
Resident fee income	15,060		—	—	—	—		—	15,060
Net interest income on debt and securities	1,630	(3)	38,658	15,487	14,663	2,323	(4)	—	72,761
Other interest expense	30,921		—	—	—	13,959		—	44,880
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(32,413)	(5)	36,635	13,779	(61,495)	(47,802)		—	(91,296)
Equity in earnings (losses) of unconsolidated ventures	32,033		1,925	—	—	—		—	33,958
Income tax benefit (expense)	(2,578)		—	—	—	—		—	(2,578)
Income (loss) from continuing operations	(2,958)		38,560	13,779	(61,495)	(47,802)		—	(59,916)
Income (loss) from discontinued operations	(253)		—	—	—	—		(319)	(572)
Net income (loss)	(3,211)		38,560	13,779	(61,495)	(47,802)		(319)	(60,488)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $1.6 million of collateral management fees were earned from CDO financing transactions for the three months ended June 30, 2014, of which $0.7 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Represents the consolidated statements of operations of NSAM reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 9).

(3)	Primarily represents interest income earned from notes receivable on manufactured homes.

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(5)	Includes depreciation and amortization of $32.8 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:							N-Star CDOs(1)
Six months ended June 30, 2015:	U.S. Real Estate		European Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Consolidated Total
Rental and escalation income	$344,116		$33,876		$—	$—	$302	$—		$378,294
Hotel related income	374,857		—		—	—	—	—		374,857
Resident fee income	129,206		—		—	—	—	—		129,206
Net interest income on debt and securities	3,381	(2)	—		56,869	31,998	23,317	5,179	(3)	120,744
Other interest expense	205,553		6,809		—	—	—	27,185		239,547
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(51,539)	(4)	(108,329)	(5)	55,781	72,362	4,337	(182,235)	(6)	(209,623)
Equity in earnings (losses) of unconsolidated ventures	111,379		—		—	—	—	—		111,379
Income tax benefit (expense)	(11,487)		11,378		(228)	(37)	—	—		(374)
Income (loss) from continuing operations	48,353		(96,951)		55,553	72,325	4,337	(182,235)		(98,618)
Net income (loss)	48,353		(96,951)		55,553	72,325	4,337	(182,235)		(98,618)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $2.8 million of collateral management fees were earned from CDO financing transactions for the six months ended June 30, 2015, of which $1.2 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Primarily represents interest income earned from notes receivable on manufactured homes.

(3)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(4)	Primarily relates to transaction costs of $19.2 million and depreciation and amortization of $220.5 million.

(5)	Primarily relates to transaction costs of $100.8 million and depreciation and amortization of $16.1 million.

(6)	Includes management fees to NSAM of $100.0 million.

Statement of Operations:					N-Star CDOs(1)
Six months ended June 30, 2014:	U.S. Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Asset Management(2)	Consolidated Total
Rental and escalation income	$145,429		$—	$—	$672	$—		$—	$146,101
Hotel related income	22,526		—	—	—	—		—	22,526
Resident fee income	15,060		—	—	—	—		—	15,060
Net interest income on debt and securities	2,366	(3)	67,560	42,642	28,809	6,780	(4)	—	148,157
Other interest expense	52,918		—	—	—	30,995		—	83,913
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(48,204)	(5)	64,600	26,374	(170,945)	(111,880)		—	(240,055)
Equity in earnings (losses) of unconsolidated ventures	62,243		5,693	—	—	—		—	67,936
Income tax benefit (expense)	(4,764)		—	—	—	—		—	(4,764)
Income (loss) from continuing operations	9,275		70,293	26,374	(170,945)	(111,880)		—	(176,883)
Income (loss) from discontinued operations	(637)		—	—	—	—		(6,074)	(6,711)
Net income (loss)	8,638		70,293	26,374	(170,945)	(111,880)		(6,074)	(183,594)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $3.1 million of collateral management fees were earned from CDO financing transactions for the six months ended June 30, 2014, of which $1.4 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Represents the consolidated statements of operations of NSAM reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 9).

(3)	Primarily represents interest income earned from notes receivable on manufactured homes.

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(5)	Includes depreciation and amortization of $59.0 million.
The following table presents total assets by segment as of June 30, 2015 and December 31, 2014 (dollars in thousands):

						N-Star CDOs(1)
Total Assets	U.S. Real Estate	European Real Estate	CRE Debt	Corporate	CRE Securities	CRE Securities	Consolidated Total
June 30, 2015	$14,046,261	$1,991,888	$868,362	$120,132	$400,834	$493,261	$17,920,738
December 31, 2014	$12,902,611	$162,182	$1,160,763	$176,300	$421,840	$502,660	$15,326,356

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

______________________________________

(1)	Based on CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

19.	Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Reclassification of operating real estate to deferred costs and intangible assets	$165,784	$81,639
Escrow deposit payable related to CRE debt investments	38,823	18,095
Non-cash related to PE Investments	30,826	2,482
Reduction of assets and liabilities held for sale via taking title	28,962	—
Reclassification of other assets to operating real estate	25,577	—
Acquired assets and liabilities in connection with the SEB Portfolio and Trias Portfolio	19,178	—
Conversion of Deferred LTIP Units to LTIP Units (refer to Note 13)	18,730	—
Reclassification of operating real estate to asset held for sale	18,169	21,820
Reclassification of mortgage note payable to liabilities held for sale	12,290	—
Conversion of exchangeable senior notes	11,228	191,417
Dividends payable related to RSUs	3,002	762
Assumption of mortgage note payable upon purchase	—	649,740
2014 Senior Notes issued (refer to Note 8)	—	481,118
Exchangeable senior notes exchanged for 2014 Senior Notes (refer to Note 8)	—	296,382
Contribution from non-controlling interests	—	55,116
Net assets distributed in spin-off of asset management business (refer to Note 9)	—	39,709
Conversion of LTIP Units (refer to Note 11)	—	18,611
Reclassification of operating real estate to other assets	—	12,383
Issuance of common stock related to transactions	—	6,803

20.	Subsequent Events
Dividends
On August 4, 2015, the Company declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on August 21, 2015 to stockholders of record as of the close of business on August 17, 2015. On July 31, 2015, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on August 17, 2015 to stockholders of record as of the close of business on August 10, 2015.
NRE Registration Statement
In July 2015, NRE filed a Registration Statement on Form S-11 with the SEC under the Securities Exchange Act of 1933 to register shares of NRE common stock. The information statement, which forms a part of the Registration Statement on Form S-11, discloses that upon the consummation of the spin-off, holders of record of the Company’s common stock as of the close of business on the relevant record date will receive one share of NRE common stock for a certain number of shares of the Company’s common stock held.
Trianon Tower
In July 2015, the Company acquired a Class A office tower in Frankfurt, Germany (“Trianon Tower”) for approximately €562 million ($620 million). The Trianon Tower is approximately 68,600 square meters, 98.5% occupied and has a weighted average lease term of approximately eight years with two tenants rated “AAA” and “A” comprising over 70% of gross rent. The Company financed the Trianon Tower with an approximate €330 million ($339 million) senior mortgage note.

NRE Senior Notes
In July 2015, NRE, a current wholly-owned subsidiary of the Company, issued $300 million principal amount of 4.625% NRE Senior Notes due December 2016. In July 2015, an additional $40 million of NRE Senior Notes were issued related to the exercise of the over-allotment option. The NRE Senior Notes are senior unsubordinated and unsecured obligations of NRE and the Company and the Operating Partnership will guarantee payments on the NRE Senior Notes.  Subject to specified conditions being met, including completion of the Proposed European Spin, the listing of NRE common stock and public notice at least 60 days prior to maturity, NRE may elect to settle all or part of the principal amount of the NRE Senior Notes in NRE common stock in lieu of cash, in which case the number of shares delivered per note will be based on NRE common stock prices during a measurement period immediately preceding the maturity date.

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
Introduction
NorthStar Realty Finance Corp. is a diversified commercial real estate company, with 86% of its total assets invested in real estate, of which 77% is invested in direct real estate. We generated 88% of our revenue from our real estate portfolio for the six months ended June 30, 2015. Excluding our European Portfolio (as defined below), 83% of our total assets are invested in real estate, generating 87% of our revenue for the six months ended June 30, 2015. We invest in multiple asset classes across commercial real estate, or CRE, that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally, with a current focus on Europe. Effective June 30, 2014, we are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of global commercial real estate assets and in turn build long-term franchise value. We are a Maryland corporation and completed our initial public offering in October 2004. We conduct our operations so as to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes.
Proposed Spin-off of European Real Estate Business
On February 26, 2015, we announced that our board of directors unanimously approved a plan to spin-off our European real estate business, or the Proposed European Spin, into a newly-formed publicly-traded REIT, NorthStar Realty Europe Corp., or NRE, expected to be listed on the New York Stock Exchange, or NYSE. As of August 4, 2015, we acquired approximately $2.6 billion, at cost, of European real estate (excluding our European healthcare properties) comprised of 52 properties spanning across some of Europe’s top markets, or our European Portfolio, that will be contributed to NRE upon the completion of the Proposed European Spin. NSAM will manage NRE pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NSAM. The Proposed European Spin is expected to be completed in the second half of 2015. In July 2015, NRE filed its registration statement on Form S-11 with the Securities and Exchange Commission, or SEC.
Summary of Business
Our primary business lines are as follows:

•
U.S. Real Estate - Our U.S. real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes healthcare, hotel, manufactured housing communities, net lease, multifamily and multi-tenant office properties. In addition, it includes certain healthcare properties located outside of the United States and limited partnership interests in real estate private equity funds, or PE Investments, diversified by property type and geography.

•
Healthcare - Our healthcare properties are comprised of a diverse portfolio of senior housing, skilled nursing, medical office buildings and other healthcare properties. The majority of our healthcare properties are structured under a net lease to healthcare operators. In addition, we also own healthcare properties that we operate through management agreements with independent third party operators, predominantly through the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, structures that permit us, through a taxable REIT subsidiary, or TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

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

•
European Real Estate - Our European commercial real estate business is currently predominantly focused on office properties and may expand by acquiring other types of commercial real estate located throughout Europe and excludes our European healthcare properties.  We acquired our first European real estate investment in September 2014. We intend to spin-off our European real estate business into a newly-formed publicly-traded REIT, NorthStar Realty Europe Corp.  Refer to “Our Investments - European” and “Recent Developments” for further discussion.

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
To date in 2015, we issued aggregate capital of $1.3 billion (including the remaining shares available to be issued under a forward sale agreement for net proceeds of $246 million). In 2014, we issued aggregate net capital of $2.6 billion, including $1.3 billion from the issuance of common equity (including the remaining shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million), $1.1 billion as part of the consideration for the merger of Griffin-American Healthcare REIT II, Inc., or Griffin-American, and $242 million from the issuance of preferred equity.
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
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $200 million. Then, in November 2012 and August 2013, we, and on behalf of NorthStar Real Estate Income Trust, Inc., or NorthStar Income, entered into securitization financing transactions to provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments. We will continue to seek to use the capital markets to finance our debt investments. In January 2015, the securitization of $228 million original bonds was repaid in full.
With respect to corporate-level financing, in August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of August 4, 2015, $200 million of financing remains undrawn under our corporate revolving credit facility and $75 million of financing remains undrawn under our corporate term credit facility, subject to entering into additional term loans under such facility.
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
Our Investments
The following table presents our investments as of June 30, 2015, adjusted for acquisitions and commitments to purchase real estate through August 4, 2015 (refer to the below and Recent Developments) (dollars in thousands):

	Amount(1)%
Real Estate
Healthcare(2)	$6,691,778	33.4%
Hotel	3,391,688	16.9%
European real estate(3)	2,492,875	12.4%
Manufactured housing communities	1,603,274	8.0%
Net lease	781,633	3.9%
Multifamily	373,292	1.9%
Multi-tenant office	169,009	0.8%
Subtotal	15,503,549	77.3%
Private equity fund investments	1,477,911	7.4%
Corporate investments(4)	150,558	0.8%
Total real estate	17,132,018	85.5%
CRE Debt
First mortgage loans	368,739	1.8%
Mezzanine loans	99,765	0.5%
Subordinate interests	165,848	0.8%
Corporate loans	307,132	1.5%
Subtotal	941,484	4.6%
CRE debt of consolidated N-Star CDOs	40,520	0.2%
Other	24,263	0.1%
Total CRE debt	1,006,267	4.9%
CRE Securities
N-Star CDO bonds(5)	503,807	2.5%
N-Star CDO equity	124,273	0.6%
Other securities	112,735	0.7%
Total CRE securities	740,815	3.8%
Subtotal	18,879,100	94.2%
Assets underlying deconsolidated CRE Debt CDOs(6)	1,148,609	5.8%
Grand total	$20,027,709	100.0%
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

(2)	Includes $475 million of Sterling denominated real estate in the United Kingdom owned in connection with the acquisition of the Griffin-American Portfolio.

(3)	Includes a Class A office tower in Frankfurt, Germany, or Trianon Tower, for approximately €562 million ($620 million) acquired in July 2015.

(4)	Represents our investments in RXR Realty LLC, or RXR Realty, Aerium Group, or Aerium, and Legacy Partners Commercial LLC, or Legacy Commercial.

(5)	Includes N-Star CDO bonds with a principal amount of $108 million related to CRE securities CDOs that are eliminated in consolidation.

(6)
Includes assets of deconsolidated CRE debt CDOs, referred to as N-Star CDOs. Based on the respective remittance report issued on date nearest to June 30, 2015. This amount excludes $520 million of aggregate N-Star CDO equity and N-Star CDO bonds included in CRE securities.

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
Our Portfolio
As of June 30, 2015, adjusted for acquisitions and commitments to purchase through August 4, 2015, $17.1 billion, or 85.5%, of our assets were invested directly in real estate properties and indirectly through our PE Investments and our corporate interests. The following table presents our direct investments in real estate properties as of June 30, 2015, adjusted for acquisitions and commitments to purchase through August 4, 2015 (refer to Recent Developments) (dollars in thousands):

Type	Number	Amount(1)%		Capacity		Primary Locations
Healthcare
Medical office buildings (MOB)	149	$2,143,575	13.8%	6.0 million	square feet	IN, TX, GA, CO, IL
Skilled nursing facilities (SNF)(2)	108	1,346,304	8.7%	12,700	beds	FL, PA, IL, IN, VA
Assisted living facilities - RIDEA (ALF-RIDEA)	109	1,188,205	7.7%	6,300	units	IL, OR, OH, TX, MA, WA
Independent living facilities (ILF)	32	861,382	5.6%	4,000	units	CA, TX, WA
Assisted living facilities - Net lease (ALF-Net Lease)	83	867,112	5.6%	4,300	units	UK, NC, OR, MN, IN
Hospital (HOS)	14	285,200	1.8%	800	beds	CA, MO, TX
Subtotal	495	6,691,778	43.2%
Hotel	167	3,391,688	21.9%	22,088	rooms	VA, NJ, CA, TX
European real estate(3)	52	2,492,875	16.1%	522,374	square meters	UK, France, Germany
Manufactured housing communities	123	1,603,274	10.3%	29,036	pad sites	CO, UT, FL, TX, WY, NY
Net lease
Industrial	35	378,130	2.4%	6.1 million	square feet	CA, IL, FL, GA, MI
Office(4)	19	338,949	2.2%	2.3 million	square feet	CA, FL, NJ, UT
Retail	10	64,554	0.4%	467,971	square feet	NH, MA, ME
Subtotal	64	781,633	5.0%
Multifamily(4)	12	373,292	2.4%	4,514	units	TN, GA, FL
Multi-tenant office	13	169,009	1.1%	1.0 million	square feet	CO, TX, CA
Total	926	$15,503,549	100.0%
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $853 million related to net intangibles. Additionally, includes $55 million of notes receivable and $339 million of escrows and other assets.

(2)	Includes three properties with a cost of $14 million owned pursuant to a RIDEA structure.

(3)	Includes the Trianon Tower acquired in July 2015.

(4)	Includes our interest in joint ventures that own a net lease property and multifamily property of $27 million and $37 million, respectively.
Healthcare Properties
Our healthcare properties are comprised of a diverse portfolio of senior housing, skilled nursing, medical office buildings and other healthcare properties. The majority of our healthcare properties are structured under a net lease to healthcare operators. In addition, we own healthcare properties that we operate through management agreements with independent third party operators, predominantly through RIDEA structures that permit us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses.

As of June 30, 2015, $6.7 billion, or 33.4%, of our assets were invested in healthcare properties. The following presents a summary of our healthcare portfolio and diversity across property type based on net cash flow:

		Healthcare by Property Type
Total Healthcare Portfolio	$6.7 billion
Number of facilities	495
Number of units/beds(1)	28,104

Weighted average occupancy	95%
Weighted average lease coverage	1.4x
Weighted average lease term	8.7 years

Net cash flow related to:
Medical office buildings/net lease/hospitals	82%
RIDEA	18%
___________________________________

(1)	Represents number of units for ALF/ILF property types and number of beds for SNF property types.
Hotel Portfolio
Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.
As of June 30, 2015, adjusted for acquisitions through August 4, 2015, $3.4 billion, or 16.9%, of our assets were invested in hotel properties. The following presents a summary of our hotel portfolio and diversity across geographic location based on number of rooms:

		Hotel by Geographic Location
Total Hotel Portfolio	$3.4 billion
Number of hotels	167
Number of rooms	22,088
Weighted average occupancy(1)	75%

Rooms by brand:
Marriott	74%
Hilton	16%
Starwood	4%
Hyatt	4%
Intercontinental	2%
___________________________________

(1)	Represents projected weighted average occupancy for 2015.
European Real Estate
Our European commercial real estate business is currently predominantly focused on office properties and may expand by acquiring other types of commercial real estate located throughout Europe and excludes our European healthcare properties.  We intend to spin-off our European real estate business into a newly-formed publicly-traded REIT, NorthStar Realty Europe Corp.  Refer to “Recent Developments” for further discussion.

As of June 30, 2015, adjusted for acquisitions through August 4, 2015, $2.5 billion, or 12.4%, of our assets were invested in our European Portfolio.
The following presents a summary of our European Portfolio and diversity across geographic location based on purchase price:

		European Real Estate by Geographic Location
Total European Portfolio, at cost(1)	$2.6 billion
Number of properties	52
Number of countries	9
Total square meters	522,374
Weighted average occupancy	92%
Weighted average lease term	5.5 years

Net operating income related to:
Office properties	94%
Other properties	6%
___________________________________

(1)	Includes transaction costs incurred of approximately $100 million.
Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.
As of June 30, 2015, $1.6 billion, or 8.0%, of our assets were invested in manufactured housing communities. The following presents a summary of our manufactured housing communities portfolio and diversity across geographic location based on net cash flow:

		Manufactured Housing Communities by Geographic Location
Total Manufactured Housing Portfolio	$1.6 billion
Number of communities	123
Number of pad rental sites	29,036
Number of manufactured homes	3,400
Number of states	12
Weighted average occupancy	86%

Net cash flow related to:
Pad rental sites	89%
Other	11%
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

As of June 30, 2015, $782 million, or 3.9%, of our assets were invested in net lease properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our net lease portfolio and diversity across geographic location based on number of properties:

		Net Lease by Geographic Location
Total Net Lease Portfolio	$782 million
Number of properties	64
Number of states	23
Total square feet	8.8 million
Weighted average occupancy	99%
Weighted average lease term	9.2 years

Net cash flow related to:
Industrial	49%
Office	43%
Retail	8%
Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that we believe are well suited to capture the formation of new households.
As of June 30, 2015, $373 million, or 1.9%, of our assets were invested in multifamily properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our multifamily portfolio and diversity across geographic location based on net cash flow:

		Multifamily by Geographic Location
Total Multifamily Portfolio	$373 million
Number of properties	12
Number of states	6
Number of units	4,514

Weighted average occupancy	94%

Multi-tenant Office
We, through a joint venture with Legacy Commercial, are focused on acquiring multi-tenant office properties in the western United States.
As of June 30, 2015, $169 million, or 0.8%, of our assets were invested in multi-tenant office properties. The following presents a summary of our multi-tenant office portfolio and diversity across geographic location based on cost:

		Multi-tenant Office by Geographic Location
Total Multi-tenant Office Portfolio	$169 million
Number of properties	13
Number of states	3
Total square feet	1,021,000

Weighted average occupancy	90%
PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests.
As of June 30, 2015, $1.5 billion, or 7.4%, of our assets were invested in PE Investments through unconsolidated ventures or direct investments. The following table presents our indirect investment in real estate through PE Investments as of June 30, 2015 (dollars in thousands):

	Portfolios	Amount(1)%
PE Investment I	1	$182,378	12.3%
PE Investment II	1	471,679	31.9%
Other PE Investments	11	823,854	55.8%
Total	13	$1,477,911	100.0%
___________________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.
The following tables present a summary of our PE Investments (dollars in millions):

									Underlying Fund Interests
PE Investment (1)	Number of Funds		Number of General Partners		Initial NAV		Initial NAV as a Percentage of Cost (2)	NAV Growth (3)	Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I(6)	49		26		$802.4		66.2%	27.5%	$19,200	47.3%	$6
PE Investment II(7)	24		15		910.0	(8)	73.5%	19.8%	21,800	32.3%	2
Other PE Investments:(9)
PE Investment III	8		4		80.3		119.0%	10.7%	1,300	45.1%	1
PE Investment IV	1		1		8.8		113.4%	(3.9)%	500	43.2%	—
PE Investment V	3		1		23.0		57.8%	6.5%	700	61.1%	—
PE Investment VI	20		12		98.3		77.5%	4.3%	9,200	43.3%	1
PE Investment VII	14		13		65.7		79.2%	9.0%	1,000	39.5%	1
PE Investment IX	11		7		232.8		135.3%	10.6%	21,900	33.1%	3
PE Investment X	13		8		160.4		108.1%	2.2%	6,300	53.2%	—
PE Investment XI	2		1		7.9		64.0%	5.6%	1,600	34.4%	—
PE Investment XII	1		1		6.1		212.0%	13.9%	900	26.8%	—
PE Investment XIII	11		5		454.8		90.5%	3.8%	3,600	56.8%	6
Total	157	(10)	94	(10)	$2,850.5				$88,000		$20
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of March 31, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received.

(3)
The net asset value, or NAV, growth is measured from the agreed upon NAV at date of acquisition, or Initial NAV. The NAV growth for PE Investments owned for less than twelve months is annualized based on actual reported income from the Initial NAV through March 31, 2015.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of June 30, 2015.

(6)	We, together with NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.

(7)
We, NorthStar Income and funds managed by Goldman Sachs Asset Management each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively. PE Investment II paid an initial amount of $505 million and will pay the remaining $411 million, or 45% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of June 30, 2015, our share of the Deferred Amount was $243 million. In April 2015, PE Investment II paid $61 million of the Deferred Amount to PE II Seller, of which our share was $43 million.

(8)	Includes the Deferred Amount for PE Investment II.

(9)
On August 19, 2014, we, through a subsidiary, entered into a joint venture with a third party to source and invest in real estate private equity funds, or PE Investment VIII. For the six months ended June 30, 2015, PE Investment VIII has not made any investments.

(10)	Includes 20 funds and ten general partners held across multiple PE Investments.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (2)	Contributions	Net
PE Investment I
Three months ended June 30, 2015	$12.3	$20.3	$32.6	$0.6	$32.0
February 15, 2013 to June 30, 2015 (1)	$135.5	$142.1	$277.6	$23.1	$254.5

PE Investment II
Three months ended June 30, 2015(3)	$13.7	$38.6	$52.3	$42.9	$9.4
July 3, 2013 to June 30, 2015 (1)	$109.3	$185.5	$294.8	$60.5	$234.3

Other PE Investments
Three months ended June 30, 2015	$26.4	$120.2	$146.6	$3.2	$143.4
Various to June 30, 2015 (1)	$72.5	$253.5	$326.0	$11.0	$315.0
_______________________________________________________

(1)	Represents activity from the respective initial closing date through June 30, 2015.

(2)	Net of a $16 million reserve for taxes in the aggregate for all PE Investments.

(3)	Contributions for the three months ended June 30, 2015 represents a payment of the Deferred Amount to PE II Seller.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of March 31, 2015:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.

Corporate Investments
RXR Realty
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. The investment includes an approximate 27% equity interest in RXR Realty, which represented $96 million as of June 30, 2015.
Aerium
In June 2014, we acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties, headquartered in Luxembourg with additional offices in London, Paris, Istanbul, Geneva, Düsseldorf and Bahrain. As of June 30, 2015, Aerium managed approximately €6.1 billion of real estate assets across 12 countries and employed over 200 professionals. The investment in Aerium represented $49 million as of June 30, 2015.
Legacy Commercial
In September 2014, we entered into a debt and equity investment with Legacy Commercial, comprised of a 40% interest in the common equity of certain entities affiliated with Legacy Commercial. Legacy Commercial is a leading real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment in Legacy Commercial represented $6 million as of June 30, 2015.
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
Our Portfolio
As of June 30, 2015, $941.5 million, or 4.6%, of assets were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs and other CRE debt accounted for as joint ventures, consisting of 29 loans with an average investment size of $33 million and weighted average extended maturity of 4.9 years. We directly originated approximately 95% of our current portfolio of CRE debt investments (excluding debt investments acquired in connection with Griffin-American). The following table presents a summary of our CRE debt investments as of June 30, 2015 (dollars in thousands):

					Weighted Average(4)			Floating Rate as % of Principal Amount(4)
	Number(2)	Principal Amount	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR	Yield
Asset Type:
First mortgage loans	11	$368,739	$272,597	39.2%	9.55%	7.18%	7.52%	50.4%
Mezzanine loans	6	99,765	96,199	10.7%	13.79%	11.72%	13.23%	29.0%
Subordinate interests	4	165,848	167,598	17.6%	13.11%	10.93%	12.35%	28.3%
Corporate loans(1)	8	307,132	292,195	32.5%	12.43%	—	13.94%	—
Total/Weighted average	29	$941,484	$828,589	100.0%	11.91%	8.33%	11.34%	27.7%
____________________________________________________________

(1)	Includes four revolving loans, of which $61 million is outstanding as of June 30, 2015.

(2)	Excludes amounts related to joint ventures and CRE debt underlying our CDOs.

(3)	Based on principal amount.

(4)	Excludes two CRE debt investments with an aggregate principal amount of $9 million that were originated prior to 2008.

The following presents our $941.5 million CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

Commercial Real Estate Securities
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
The following table presents our interest in the N-Star CDOs as of June 30, 2015 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)(3)
AAA	2	$74,500
AA through BBB	24	268,860
Below investment grade	10	160,447
	36	503,807
N-Star CDO equity(4)	5	124,273
Total	41	$628,080
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity. There is no assurance we will receive the maximum amount of principal proceeds.

(2)	Based on original credit rating. Includes nine N-Star CDO bonds with a principal amount of $108 million related to our securities CDOs that are eliminated in consolidation.

(3)
Unencumbered N-Star CDO bonds are owned by us, of which $370 million of principal amount were repurchased at a discount to par at a weighted average original credit rating of A / A2 and a weighted average purchase price of 34%.

(4)	Represents our equity interests in the deconsolidated CRE debt N-Star CDOs.
The following table presents a summary of our deconsolidated N-Star CRE debt CDOs as of June 30, 2015 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of June 30, 2015(1)
Assets, principal amount	$173,742	$294,587	$765,270	$125,251		$548,065		$1,906,915
CDO bonds, principal amount(2)	66,388	226,000	589,969	110,959		486,212		1,479,528
Net assets	$107,354	$68,587	$175,301	$14,292		$61,853		$427,387

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$1,395	$1,562	$10,792	$550		$1,415		$15,714
Collateral management and other fees(4)	146	303	674	63		534		1,720
Interest coverage cushion (IC)(1)	3,787	2,546	27,367	134		2,673
Overcollateralization cushion (OC)(1)	75,852	48,589	117,942	9,543		69,942
At offering	19,808	17,412	42,193	5,987	(5)	(151,595)	(6)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to June 30, 2015.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on cash receipts.

(5)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(6)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of all CRE debt in N-Star CDOs based on principal amount:

CRE Debt in N-Star CDOs by Property Type	CRE Debt in N-Star CDOs by Geographic Location

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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively, with industry experts currently predicting approximately $100 billion of non-agency CMBS issuance in 2015. In the first half of 2015, approximately $50 billion of new CMBS issuance occurred in the United States keeping the market on pace for the current projection of $100 billion for 2015. We believe the U.S. economy is on a healthy growth path and that the U.S. Federal Reserve is on track to begin raising rates in 2015. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
The European economy has also been steadily recovering.  However, regional disparities continue to persist as economies recover at different speeds. We believe that the European Central Bank’s €1.1 trillion “quantitative easing” program, along with historically low interest rates and the depreciation of the euro, has nonetheless created a compelling long-term investment environment in Europe.  Real estate transaction volume in Europe has continued to climb, with office transactions representing over one-third of the volume in 2014. As financial institutions continue to deleverage, we anticipate that there will be further opportunities to acquire portfolios and assets at an attractive long term basis.
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
We actively raise capital. To date in 2015, we issued aggregate capital of $1.3 billion (including the remaining shares available to be issued under a forward sale agreement for net proceeds of $246 million). We issued aggregate capital of $2.6 billion in 2014 (including the remaining shares issued under our forward sale agreement in February 2015 for net proceeds of $122 million). Further, we have access to other forms of corporate-level financing. In August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings to be made to us with an aggregate principal amount of up to $500 million. The corporate term facility provides that we may enter into one or more credit agreements for term borrowings with varying amounts, borrowing dates, maturities and interest rates, from time to time until September 2015.
In addition, as of June 30, 2015, we have a loan facility of $200 million to finance the origination of CRE first mortgage loans. Additionally, in November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitization financing transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities.
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
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt, which currently provide for up to $200 million. Then, in November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitized financing transactions to provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments. In January 2015, the securitization was repaid in full. We will continue to seek to use the capital markets to finance our debt investments. As of June 30, 2015, we had $134 million available borrowing under our loan facility.
With respect to corporate-level financing, in August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of August 4, 2015, $200 million of financing remains undrawn under our corporate revolving credit facility and $75 million of financing remains undrawn under our corporate term credit facility, subject to entering into additional term loans under such facility.
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
Initially, a member of the investment team on the valuation committee reviews the prices at quarter end to ensure current market conditions are fairly presented. The investment team is able to assess these values because they are actively engaged in the market, reviewing bid lists, recent sales and frequently have discussions with various banks and other financial institutions regarding the state of the market. We then perform a variety of analyses to ensure the quotes are in a range which we believe to be representative of fair value and to validate the quotes obtained and used in determining the ultimate value used in the financial statements. At the portfolio level, we evaluate the overall change in fair value versus the overall change in the market. We review significant changes in fair value for individual instruments, both positive and negative, from the prior period. We perform back testing on any securities sold to validate the quotes used for the prior quarter. Where multiple quotes are available, we evaluate any large variance between the high and low price. We obtain any available market data that provides insight into the price through recent or comparable security trades, multiple broker bids and other pertinent information. This data may be available through the pricing service or based on data directly available to us. If as part of any of these processes, we are aware of data which we believe better supports the fair value, we challenge the quote provided by either the pricing service or broker. Any discrepancy identified from our processes are reviewed and resolved. The valuation committee approves the final prices. We believe these procedures are designed to enable us to estimate fair value.

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
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, management considers global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment on operating real estate in our consolidated statements of operations.
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
Investments in Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, we consider global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in our consolidated statements of operations.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers.  The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP.  In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. We are in the process of evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
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
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended June 30, 2015 to June 30, 2014 (dollars in thousands):
The consolidated financial statements for the three months ended June 30, 2015 represent our results of operations following the spin-off of our historical asset management business on June 30, 2014. Periods prior to June 30, 2014 present a carve-out of our historical financial information including revenues and expenses allocated to NSAM related to our historical asset management business that are included in discontinued operations. As a result, results of operations for the three months ended June 30, 2015 may not be comparable to our results of operations reported for the prior period presented. The following table represents our results of operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Property and other revenues
Rental and escalation income	$211,785	$77,931	$133,854	171.8%
Hotel related income	206,130	22,526	183,604	815.1%
Resident fee income	65,833	15,060	50,773	337.1%
Other revenue	3,806	3,840	(34)	(0.9)%
Total property and other revenues	487,554	119,357	368,197	308.5%
Net interest income
Interest income	59,509	75,867	(16,358)	(21.6)%
Interest expense on debt and securities	2,202	3,106	(904)	(29.1)%
Net interest income on debt and securities	57,307	72,761	(15,454)	(21.2)%
Expenses
Management fee, related party	51,744	—	51,744	NA
Other interest expense	126,028	44,880	81,148	180.8%
Real estate properties—operating expenses	235,960	50,957	185,003	363.1%
Other expenses	3,603	868	2,735	315.1%
Transaction costs	106,521	31,650	74,871	236.6%
Provision for (reversal of) loan losses, net	284	833	(549)	(65.9)%
General and administrative expenses
Salaries and related expense	1,938	17,392	(15,454)	(88.9)%
Equity-based compensation expense	7,705	7,879	(174)	(2.2)%
Other general and administrative expenses	5,490	3,580	1,910	53.4%
Total general and administrative expenses	15,133	28,851	(13,718)	(47.5)%
Depreciation and amortization	127,808	33,672	94,136	279.6%
Total expenses	667,081	191,711	475,370	248.0%
Other income (loss)
Unrealized gain (loss) on investments and other	(18,438)	(56,605)	38,167	(67.4)%
Realized gain (loss) on investments and other	(2,721)	(320)	(2,401)	750.3%
Gain (loss) from deconsolidation of N-Star CDOs	—	(34,778)	34,778	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(143,379)	(91,296)	(52,083)	57.0%
Equity in earnings (losses) of unconsolidated ventures	57,736	33,958	23,778	70.0%
Income tax benefit (expense)	1,290	(2,578)	3,868	(150.0)%
Income (loss) from continuing operations	(84,353)	(59,916)	(24,437)	40.8%
Income (loss) from discontinued operations	11	(572)	583	(101.9)%
Net income (loss)	$(84,342)	$(60,488)	$(23,854)	39.4%

Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $133.9 million, primarily attributable to new acquisitions in 2014 and 2015 including healthcare, industrial and multi-tenant office investments in our U.S. real estate segment ($103.3 million), our European real estate segment ($32.1 million) and increased income from our manufactured housing and multifamily investments in our U.S. real estate segment ($4.1 million), offset by lower income from our net lease and remaining healthcare properties in our U.S. real estate segment ($5.3 million).
Hotel Related Income
Hotel related income increased $183.6 million related to new hotel acquisitions in 2014 and 2015 in our U.S. real estate segment.
Resident Fee Income
Resident fee income increased $50.8 million, primarily related to the healthcare RIDEA properties acquired in 2014 in our U.S. real estate segment.
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Three Months Ended June 30,
	2015				2014
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$925,031	$27,972	12.10%		$1,197,140	$40,781	13.63%
CRE securities investments	924,749	31,537	13.64%		1,104,180	35,086	12.71%
	$1,849,780	59,509	12.87%		$2,301,320	75,867	13.19%
Interest-bearing liabilities:(1)
CDO bonds payable	$541,801	$1,308	3.19%	(5)	$684,011	$1,531	3.21%	(5)
Securitization bonds payable	—	—	—%		82,370	664	3.22%
Credit facilities	65,903	894	5.42%		81,599	911	4.47%
	$607,704	2,202	3.47%		$847,980	3,106	1.47%
Net interest income		$57,307				$72,761
____________________________________________________________

(1)	Excludes $32.6 million average carrying value of REO and investments in unconsolidated ventures associated with N-Star CDOs, net of related financing as of June 30, 2014.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(3)	Includes the effect of amortization of premium or accretion of discount and deferred fees and interest income earned on notes receivable from sales of manufactured homes included in other assets.

(4)	Calculated as interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $3.0 million and $4.0 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively.

Interest income decreased $16.4 million, primarily attributable to decreased income on debt investments in our CRE debt segment ($10.9 million), decreased income on investments in deconsolidated N-Star CDO bonds and equity notes in our CRE securities segment ($5.2 million) and decreased interest income on CRE securities in our N-Star CDOs segment ($0.3 million).
Interest expense decreased $0.9 million, primarily attributable to reduced interest on other borrowings in the CRE debt segment ($0.5 million) and the deconsolidation of N-Star CDO bonds payable in our CRE securities segment ($0.4 million).

Expenses
Management Fee, Related Party
For the three months ended June 30, 2015, we recorded $48.2 million related to the base management fee and $3.5 million related to the incentive fee to NSAM in our corporate segment. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the three months ended June 30, 2014.
Other Interest Expense
Other interest expense increased $81.1 million, primarily attributable to increased interest expense related to new mortgage and other notes payable associated with new property acquisitions in 2014 and 2015 in our U.S. real estate segment ($72.2 million), our European real estate segment ($6.1 million) and increased interest expense on our corporate credit facilities ($10.5 million), offset by decreased interest expense on the senior notes that were repaid in September 2014 ($5.7 million) and lower interest expense at the corporate level primarily due to conversions of exchangeable senior notes ($1.8 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $185.0 million, primarily attributable to new acquisitions in 2014 and 2015 comprised of healthcare, hotel, industrial and multi-tenant office investments in our U.S. real estate segment ($178.0 million) and in our European real estate segment ($7.2 million).
Other Expenses
Other expenses primarily represents third-party asset management fees. Other expenses increased $2.7 million related to new acquisitions in 2014 and 2015 in our U.S. real estate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and restructuring charges related to existing investments. For the three months ended June 30, 2015, transaction costs of $106.5 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to acquisitions in our European real estate segment ($91.7 million) and acquisitions and restructurings related to our healthcare portfolios ($11.6 million) and our hotel portfolios ($2.8 million), in our U.S. real estate segment. For the three months ended June 30, 2014, transaction costs of $31.7 million primarily related to our acquisition of the Innkeepers Portfolio ($19.7 million), the investment in Aerium ($3.6 million) and other real estate acquisitions, all in our U.S. real estate segment ($8.4 million).
Provision for (Reversal of) Loan Losses, Net
For the three months ended June 30, 2015, provision for loan losses, net primarily related to a provision for loan loss relating to manufactured housing notes receivable in our U.S. real estate segment. For the three months ended June 30, 2014, provision for loan losses, net related to an existing first mortgage loan in our CRE debt segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $13.7 million primarily attributable to the following:
Salaries and related expense decreased $15.5 million related to the spin-off when most of our employees at the time of the spin-off became employees of NSAM.
Equity-based compensation expense for the three months ended June 30, 2015 represents our expense following the spin-off. Equity-based compensation expense for the three months ended June 30, 2014 represents our expense after an allocation to NSAM related to our historical asset management business had it been run as an independent entity reported in discontinued operations. For the three months ended June 30, 2015, we recorded $7.7 million of equity-based compensation expense (including $1.9 million of fair value adjustments related to non-employees and $0.5 million of dividends associated with non-employees). For the three months ended June 30, 2014, we recorded $7.9 million of equity-based compensation expense, which excludes $8.0 million of expense allocated to NSAM which is recorded in discontinued operations in the consolidated statements of operations.
Other general and administrative expenses increased $1.9 million related to higher corporate expenses.

Depreciation and Amortization
Depreciation and amortization expense increased $94.1 million, primarily related to new acquisitions in 2014 and 2015 in our U.S. real estate segment ($78.7 million) and our European real estate segment ($15.4 million), offset by furniture, fixtures and equipment that were transferred to NSAM in connection with the spin-off ($0.1 million).
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following table presents a summary of unrealized gain (loss) on investments and other by operating segment for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30, 2015
				N-Star CDOs
	U.S. Real Estate	European Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$—	$22,645	$(5,100)	$—	$17,545
PE Investments(1)	(8,917)	—	—	—	—	(8,917)
CDO bonds payable, at fair value(1)	—	—	—	(4,387)	—	(4,387)
Junior subordinated notes, at fair value(1)	—	—	—	—	9,927	9,927
Derivatives, at fair value	(270)	(2,463)	—	2,680	(30,734)	(30,787)
Foreign currency remeasurement(2)	10,793	(15)	—	—	(243)	10,535
Investments in unconsolidated ventures(1)	(9,343)	—	—	—	—	(9,343)
Net cash payments on interest rate swaps	(85)	—	—	(2,926)	—	(3,011)
Total unrealized gain (loss) on investments and other	$(7,822)	$(2,478)	$22,645	$(9,733)	$(21,050)	$(18,438)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

	Three Months Ended June 30, 2014
			N-Star CDOs
	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$(6,724)	$873	$—	$(5,851)
CDO bonds payable, at fair value(1)	—	—	(38,418)	—	(38,418)
Junior subordinated notes, at fair value(1)	—	—	—	(8,245)	(8,245)
Derivatives, at fair value	—	—	275	—	275
Foreign currency remeasurement(2)	(411)	—	—	—	(411)
Net cash payments on interest rate swaps	—	—	(3,955)	—	(3,955)
Total unrealized gain (loss) on investments and other	$(411)	$(6,724)	$(41,225)	$(8,245)	$(56,605)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.
Realized Gain (Loss) on Investments and Other
Realized losses of $2.7 million for the three months ended June 30, 2015 primarily related to foreign exchange losses related to our European Portfolio ($2.6 million), losses on the sale of manufactured homes ($0.2 million) in our U.S. real estate segment and a loss from the sale of CRE debt ($0.1 million), offset by net gains from the sale of CRE securities, including N-Star CDO bonds ($0.2 million).
Realized losses of $0.3 million for the three months ended June 30, 2014 primarily related to losses on exchangeable senior notes ($6.8 million) in the corporate segment, loss on the sale of manufactured homes ($1.0 million) in the U.S. real estate segment, offset by net gains from the sale of CRE securities investments ($0.9 million) in the CRE securities segment and net realized gains from the sale of timeshare units ($0.2 million) in our U.S. real estate segment. The remaining change related to the N-Star CDO CRE securities segment and primarily included gains related to certain CRE securities investments ($6.4 million).

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $23.8 million, primarily attributable to increased earnings from PE Investments ($20.7 million) and other indirect interests in real estate ($3.3 million), all in our U.S. real estate segment.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended June 30, 2015 represents a net benefit of $1.3 million primarily related to deferred tax benefits for acquisitions in our European Portfolio, offset by a provision for income tax for our PE Investments in our U.S. real estate segment. The income tax expense for the three months ended June 30, 2014 of $2.6 million represents a provision for income tax for our PE Investments in our U.S. real estate segment.
Gain (Loss) from Deconsolidation of N-Star CDOs
For the three months ended June 30, 2014, the loss of $34.8 million related to the deconsolidation of N-Star CDO III, which was predominately due to the reversal of prior unrealized gains on CDO bonds payable recorded in prior periods due to the election of the fair value option.
Income (Loss) from Discontinued Operations
For the three months ended June 30, 2014, we recorded a $0.3 million loss included in discontinued operations associated with NSAM which represented a carve-out of revenues of $32.7 million and expenses of $33.0 million. Such amounts exclude the effect of any fees that NSAM began earning in connection with the management agreement with us upon completion of the spin-off.
Income (loss) from operating real estate in discontinued operations represents an immaterial amount and a $0.2 million loss for the three months ended June 30, 2015 and 2014, respectively, and primarily represents the operations of two healthcare properties classified as held for sale in our U.S. real estate segment.
Comparison of the Six Months Ended June 30, 2015 to June 30, 2014 (dollars in thousands):
The consolidated financial statements for the six months ended June 30, 2015 represent our results of operations following the spin-off of our historical asset management business on June 30, 2014. Periods prior to June 30, 2014 present a carve-out of our historical financial information including revenues and expenses allocated to NSAM related to our historical asset management business that are included in discontinued operations. As a result, results of operations for the six months ended June 30, 2015 may not be comparable to our results of operations reported for the prior period presented. The following table represents our results of operations for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Property and other revenues
Rental and escalation income	$378,294	$146,101	$232,193	158.9%
Hotel related income	374,857	22,526	352,331	1,564.1%
Resident fee income	129,206	15,060	114,146	757.9%
Other revenue	7,288	6,579	709	10.8%
Total property and other revenues	889,645	190,266	699,379	367.6%
Net interest income
Interest income	125,146	154,546	(29,400)	(19.0)%
Interest expense on debt and securities	4,402	6,389	(1,987)	(31.1)%
Net interest income on debt and securities	120,744	148,157	(27,413)	(18.5)%
Expenses
Management fee, related party	99,975	—	99,975	NA
Other interest expense	239,547	83,913	155,634	185.5%
Real estate properties—operating expenses	440,130	72,915	367,215	503.6%
Other expenses	5,436	1,644	3,792	230.7%
Transaction costs	121,239	39,760	81,479	204.9%
Provision for (reversal of) loan losses, net	767	2,719	(1,952)	(71.8)%
General and administrative expenses
Salaries and related expense	5,693	20,720	(15,027)	(72.5)%
Equity-based compensation expense	18,535	11,784	6,751	57.3%
Other general and administrative expenses	8,890	8,102	788	9.7%
Total general and administrative expenses	33,118	40,606	(7,488)	(18.4)%
Depreciation and amortization	237,534	60,721	176,813	291.2%
Total expenses	1,177,746	302,278	875,468	289.6%
Other income (loss)
Unrealized gain (loss) on investments and other	(54,469)	(198,945)	144,476	(72.6)%
Realized gain (loss) on investments and other	12,203	(45,832)	58,035	(126.6)%
Gain (loss) from deconsolidation of N-Star CDOs	—	(31,423)	31,423	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(209,623)	(240,055)	30,432	(12.7)%
Equity in earnings (losses) of unconsolidated ventures	111,379	67,936	43,443	63.9%
Income tax benefit (expense)	(374)	(4,764)	4,390	(92.1)%
Income (loss) from continuing operations	(98,618)	(176,883)	78,265	(44.2)%
Income (loss) from discontinued operations	—	(6,711)	6,711	(100.0)%
Net income (loss)	$(98,618)	$(183,594)	$84,976	(46.3)%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $232.2 million, primarily attributable to new acquisitions in 2014 and 2015 including healthcare, industrial and multi-tenant office investments in our U.S. real estate segment ($198.7 million), our European real estate segment ($33.9 million) and increased income from our manufactured housing and multifamily investments ($10.2 million) in our U.S. real estate segment, offset by lower income from our net lease and remaining healthcare properties in our U.S. real estate segment ($10.2 million) and lower income due to the sale of REO in the first quarter 2015 in our CRE debt segment ($0.4 million).
Hotel Related Income
Hotel related income increased $352.3 million related to new hotel acquisitions in 2014 and 2015 in our U.S. real estate segment.
Resident Fee Income
Resident fee income increased $114.1 million, primarily related to the healthcare RIDEA properties acquired in 2014 in our U.S. real estate segment.
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Six Months Ended June 30,
	2015				2014
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$972,576	$64,200	13.20%		$1,141,786	$75,899	13.29%
CRE securities investments	943,239	60,946	12.92%		1,192,050	78,647	13.20%
	$1,915,815	125,146	13.06%		$2,333,836	154,546	13.24%
Interest-bearing liabilities:(1)
CDO bonds payable	$548,187	$2,625	3.17%	(5)	$779,413	$3,344	3.61%	(5)
Securitization bonds payable	27,447	151	1.10%		82,360	1,366	3.32%
Credit facilities	67,281	1,626	4.83%		77,745	1,679	4.32%
	$642,915	4,402	3.25%		$939,518	6,389	3.64%
Net interest income		$120,744				$148,157
____________________________________________________________

(1)
Excludes $2.4 million and $34.0 million average carrying value of REO and investments in unconsolidated ventures associated with N-Star CDOs, net of related financing as of June 30, 2015 and 2014, respectively.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(3)	Includes the effect of amortization of premium or accretion of discount and deferred fees and interest income earned on notes receivable from sales of manufactured homes included in other assets.

(4)	Calculated as interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $6.1 million and $10.7 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively.

Interest income decreased $29.4 million, primarily attributable to decreased income on investments in deconsolidated N-Star CDO bonds and equity notes in our CRE securities segment ($10.9 million), decreased income on debt investments in our CRE debt segment ($10.3 million) and decreased interest income on CRE securities in our N-Star CDOs segment ($8.2 million).
Interest expense decreased $2.0 million, primarily attributable to the deconsolidation of N-Star CDO bonds payable ($1.1 million) and reduced interest on other borrowings in our CRE debt segment ($0.8 million).
Expenses
Management Fee, Related Party
For the six months ended June 30, 2015, we recorded $93.6 million related to the base management fee and $6.4 million related to the incentive fee to NSAM in our corporate segment. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the six months ended June 30, 2014.
Other Interest Expense
Other interest expense increased $155.6 million, primarily attributable to increased interest expense related to new mortgage and other notes payable associated with new property acquisitions in 2014 and 2015 in our U.S. real estate segment ($145.9 million) and our European real estate segment ($6.8 million) and increased interest expense on our corporate credit facilities ($18.4 million), offset by lower interest expense due to conversions of exchangeable senior notes ($9.7 million) and repayment of senior notes in September 2014 at the corporate level ($5.7 million).

Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $367.2 million, primarily attributable to new acquisitions in 2014 and 2015 comprised of healthcare, hotel, industrial and multi-tenant office investments in our U.S. real estate segment ($359.7 million) and our European real estate segment ($7.4 million).
Other Expenses
Other expenses primarily represents third-party asset management fees. Other expenses increased $3.8 million related to new acquisitions in 2014 and 2015 in our U.S. real estate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and restructuring charges related to existing investments. For the six months ended June 30, 2015, transaction costs of $121.2 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to acquisitions in our European real estate segment ($100.8 million) and acquisitions and restructurings related to our healthcare portfolios ($15.1 million), our hotel portfolios ($3.1 million) and our multi-tenant office acquisitions ($0.7 million), all in our U.S. real estate segment. For the six months ended June 30, 2014, transaction costs of $39.8 million primarily related to our acquisition of the Innkeepers Portfolio ($19.7 million), the Formation Portfolio ($7.5 million), the investment in Aerium ($3.6 million) and other real estate acquisitions, all in our U.S. real estate segment ($9.0 million).
Provision for (Reversal of) Loan Losses, Net
For the six months ended June 30, 2015, provision for loan losses, net primarily related to a provision for loan loss for an existing first mortgage loan and a provision for loan loss relating to manufactured housing notes receivable in our U.S. real estate segment. For the six months ended June 30, 2014, provision for loan losses, net of $2.7 million related to a provision for loan loss for an existing mezzanine loan and an existing first mortgage loan.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $7.5 million primarily attributable to the following:
Salaries and related expense decreased $15.0 million related to the spin-off when most of our employees at the time of the spin-off became employees of NSAM.
Equity-based compensation expense for the six months ended June 30, 2015 represents our expense following the spin-off. Equity-based compensation expense for the six months ended June 30, 2014 represents our expense after an allocation to NSAM related to our historical asset management business had it been run as an independent entity reported in discontinued operations. For the six months ended June 30, 2015, we recorded $18.5 million of equity-based compensation expense (including $3.7 million of fair value adjustments related to non-employees and $1.0 million of dividends associated with non-employees). For the six months ended June 30, 2014, we recorded $11.8 million of equity-based compensation expense, which excludes $13.7 million of expense allocated to NSAM which is recorded in discontinued operations in the consolidated statements of operations.
Other general and administrative expenses increased $0.8 million related to higher corporate expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $176.8 million, primarily related to new acquisitions in 2014 and 2015 in our U.S. real estate segment ($161.4 million) and our European real estate segment ($16.1 million), offset by furniture, fixtures and equipment that were transferred to NSAM in connection with the spin-off ($0.4 million).

Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following table presents a summary of unrealized gain (loss) on investments and other by operating segment for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30, 2015
				N-Star CDOs
	U.S. Real Estate	European Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale	$—	$—	$28,248	$(6,191)	$—	$22,057
PE Investments(1)	(13,350)	—	—	—	—	(13,350)
CDO bonds payable, at fair value(1)	—	—	—	(13,575)	—	(13,575)
Junior subordinated notes, at fair value(1)	—	—	—	—	7,917	7,917
Derivatives, at fair value	(1,341)	(2,463)	—	4,888	(30,735)	(29,651)
Foreign currency remeasurement(2)	(3,632)	(808)	—	—	(8,025)	(12,465)
Investments in unconsolidated ventures(1)	(9,343)	—	—	—	—	(9,343)
Net cash payments on interest rate swaps	(174)	—	—	(5,885)	—	(6,059)
Total unrealized gain (loss) on investments and other	$(27,840)	$(3,271)	$28,248	$(20,763)	$(30,843)	$(54,469)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

	Six Months Ended June 30, 2014
			N-Star CDOs
	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$(7,498)	$17,840	$—	$10,342
CDO bonds payable, at fair value(1)	—	—	(181,779)	—	(181,779)
Junior subordinated notes, at fair value(1)	—	—	—	(20,242)	(20,242)
Derivatives, at fair value	—	—	4,228	—	4,228
Foreign currency remeasurement(2)	(800)	—	—	—	(800)
Net cash payments on interest rate swaps	—	—	(10,694)	—	(10,694)
Total unrealized gain (loss) on investments and other	$(800)	$(7,498)	$(170,405)	$(20,242)	$(198,945)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.
Realized Gain (Loss) on Investments and Other
Realized gains of $12.2 million for the six months ended June 30, 2015 primarily related to net gains from the sale of CRE securities, including N-Star CDO bonds ($10.1 million), a gain related to the sale of REO ($3.0 million) in our CRE debt segment, a gain on a mortgage payoff of a net lease property ($2.1 million) in our U.S. real estate segment, gains on the sale of manufactured homes ($0.1 million) in our U.S. real estate segment, offset by losses on exchangeable senior notes ($1.1 million) in our corporate segment, foreign exchange losses related to acquisitions in our European Portfolio ($1.1 million) and a loss from the sale of CRE debt ($0.8 million).
Realized losses of $45.8 million for the six months ended June 30, 2014 primarily related to losses on exchangeable senior notes ($44.7 million) in our corporate segment, loss on the sale of manufactured homes ($4.5 million) in the U.S. real estate segment, offset by net gains from the sale of CRE securities investments ($4.3 million) in the CRE securities segment and net realized gains from the sale of timeshare units ($0.5 million) in our U.S. real estate segment. The remaining change related to the N-Star CDO CRE securities segment and primarily included losses related to certain CRE securities investments ($1.5 million).

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $43.4 million, primarily attributable to increased earnings from PE Investments ($38.5 million) and other indirect interests in real estate ($6.8 million), all in our U.S. real estate segment.
Income Tax Benefit (Expense)
The income tax expense for the six months ended June 30, 2015 represents an expense of $0.4 million primarily related to a provision for income tax for our PE investments in our U.S. real estate segment, offset by deferred tax benefits for acquisitions in our European Portfolio. The income tax expense for the six months ended June 30, 2014 of $4.8 million represents a provision for income tax for our PE Investments in our U.S. real estate segment.
Gain (Loss) from Deconsolidation of N-Star CDOs
For the six months ended June 30, 2014, the loss of $31.4 million related to the deconsolidation of N-Star CDOs III and V in 2014, which was predominately due to the reversal of prior unrealized gains on CDO bonds payable recorded in prior periods due to the election of the fair value option.
Income (Loss) from Discontinued Operations
For the six months ended June 30, 2014, we recorded a $6.1 million loss included in discontinued operations associated with NSAM which represented a carve-out of revenues of $56.0 million and expenses of $62.1 million. Such amounts exclude the effect of any fees that NSAM began earning in connection with the management agreement with us upon completion of the spin-off.
Income (loss) from operating real estate in discontinued operations represents an immaterial amount and a $0.6 million loss for the six months ended June 30, 2015 and 2014, respectively, and primarily represents the operations of two healthcare properties classified as held for sale in our U.S. real estate segment.
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
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of August 4, 2015 was approximately $290 million. In addition, as of August 4, 2015, $200 million of financing remains undrawn under our corporate revolving credit facility and $75 million of financing remains undrawn under our corporate term credit facility, subject to entering into additional term loans under such facility. However, we may seek to raise additional capital in order to finance new acquisitions.
In July 2015, NRE, a current wholly-owned subsidiary of ours, issued $300 million principal amount of 4.625% senior notes due December 2016, or NRE Senior Notes. In July 2015, an additional $40 million of NRE Senior Notes were issued related to the exercise of the over-allotment option. We may elect to settle all or part of the principal amount of the NRE Senior Notes in NRE Common Stock in lieu of cash. Refer to “Recent Developments” for further discussion of the NRE Senior Notes.
Capital Raise
To date in 2015, we issued aggregate capital of $1.3 billion (including the remaining shares available to be issued under a forward sale agreement for net proceeds of $246 million).
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
Corporate Credit Facilities
Corporate Revolving Credit Facility
In August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three year term. As of August 4, 2015, $200 million of financing remains undrawn under our revolving credit facility.
Corporate Term Facility
In September 2014, we entered into a corporate term facility with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of August 4, 2015, $75 million of financing remains undrawn under our corporate term facility, subject to entering into additional term loans under such facility.
Loan Facility
With respect to investment-level financing, we maintain a loan facility that provides up to $200 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend on asset type and characteristic. The maturity date for the facility is March 2016 and has extensions available at our option, subject to the satisfaction of certain customary conditions, with a maturity date extending through March 2018.
Our loan facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our loan facility.
Senior Notes and Exchangeable Senior Notes
In March 2014, $172.5 million principal amount of the 7.50% Notes were exchanged for $481 million principal amount of senior notes due September 30, 2014, or the 2014 Senior Notes. On September 30, 2014, we repaid the 2014 Senior Notes in cash, including interest, in the amount of $488 million.

For the six months ended June 30, 2015, holders exchanged $12 million principal amount of our 5.375% Exchangeable Senior Notes for an aggregate 1.4 million shares of our common stock.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$165,143	$144,552
Investing activities	(2,761,343)	(1,611,444)
Financing activities	2,569,504	1,283,051
Effect of foreign currency translation on cash and cash equivalents	4,796	—
Net increase (decrease) in cash and cash equivalents	$(21,900)	$(183,841)
Six Months Ended June 30, 2015 Compared to June 30, 2014
Net cash provided by operating activities was $165 million for the six months ended June 30, 2015 compared to $145 million for the six months ended June 30, 2014. The increase was primarily due to new investment activity.
Net cash used in investing activities was $2.8 billion for the six months ended June 30, 2015 compared to $1.6 billion for the six months ended June 30, 2014. The increase in net cash used was primarily due to acquisitions of operating real estate and PE Investments.
Net cash provided by financing activities was $2.6 billion for the six months ended June 30, 2015 compared to $1.3 billion for the six months ended June 30, 2014. The primary cash inflows for the six months ended June 30, 2015 was $1.1 billion of net new capital, $1.8 billion of net new borrowings and $96 million of net contributions from non-controlling interests, offset by $312 million for the payment of dividends, $94 million for the payment of financing costs and $22 million for net repurchase/repayment of CDO bonds. The primary cash outflows for the six months ended June 30, 2014 was $761 million of net new capital, $880 million of net new borrowings and $18 million of net contributions from non-controlling interests, offset by $205 million for the payment of dividends, $119 million distributed to NSAM in connection with the spin-off and $44 million for the repayment of CDO bonds.
Off-Balance Sheet Arrangements
As of June 30, 2015, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 17. “Variable Interest Entities” in Item 1. “Financial Statements” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the spin-off of our asset management business on June 30, 2014, we entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for our day-to-day operations, subject to the supervision of our board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to us and our subsidiaries other than our CRE loan origination business. The management agreement with NSAM provides for a base management fee and incentive fee.
For the three and six months ended June 30, 2015, we incurred $48 million and $94 million, respectively, related to the base management fee. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the three and six months ended June 30, 2014. The base management fee to NSAM will increase subsequent to June 30, 2015 by an amount equal to 1.5% per annum of the sum of:

•
cumulative net proceeds of all future common equity and preferred equity issued by us, including any shares issued as part of a forward agreement such as the remaining $246 million of shares currently available under our forward contract;

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
For the three and six months ended June 30, 2015, we incurred $4 million and $6 million, respectively, related to the incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
Furthermore, if we were to spin-off any asset or business in the future, including our Proposed European Spin, such entity would be managed by NSAM on terms substantially similar to those set forth in the management agreement between us and NSAM. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than our aggregate base management fee in place immediately prior to such spin-off. Upon completion of the Proposed European Spin, NRE base management fee is expected to be $14 million based on the current investments in our European segment, including an acquisition through August 4, 2015 (refer to Recent Developments).
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. NSAM allocates, in good faith, indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with our manager.  The indirect costs include our allocable share of our manager’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The indirect costs also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses.  NSAM allocates these costs to us relative to its other managed companies in good faith. In addition to our direct and indirect costs and expenses, in connection with the spin-off, we are obligated to reimburse NSAM for additional costs and expenses incurred by NSAM for an amount not to exceed the following: (i) 20% of the combined total of: (a) our general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses to us, or NorthStar Realty G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any other managed company of NSAM; less (ii) the NorthStar Realty G&A. For the three and six months ended June 30, 2015, NSAM allocated $1 million and $3 million, respectively, to us. In addition, we will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
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
Credit Agreement
In connection with the spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including us, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of June 30, 2015, we have not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both our healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs (refer to Note 11. “Equity-Based Compensation” in Item 1. “Financial Statements”). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us. For the three and six months ended June 30, 2015 and 2014, we have not incurred any incentive fees related to the Healthcare Strategic Partnership.
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
We acquired an aggregate of $14 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through June 30, 2015. In addition, pursuant to the management agreement with NSAM, we committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year. We have committed to invest as distribution support in the following future NSAM Sponsored Companies:

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

NorthStar Securities
Prior to the spin-off of our asset management business, we earned selling commissions and dealer manager fees for selling equity in the NSAM Sponsored Companies through NorthStar Securities, LLC, or NorthStar Securities, our previously owned captive broker-dealer platform, and paid commission expense to participating broker-dealers with whom NorthStar Securities has selling agreements and commissions to employees of NorthStar Securities. For the six months ended June 30, 2014, commission expense was $32 million, of which $4 million related to employees of NorthStar Securities. These amounts are recorded in discontinued operations in the consolidated statements of operations.
N-Star CDOs
We earn certain collateral management fees from the N-Star CDOs primarily for administrative services. For the three months ended June 30, 2015 and 2014, we earned $1 million and $2 million in fee income, respectively, of which $1 million and $1 million, respectively, were eliminated in consolidation. For the six months ended June 30, 2015 and 2014, we earned $3 million and $3 million in fee income, respectively, of which $1 million and $1 million, respectively, were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by us.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended June 30, 2015 and 2014, we earned $11 million and $16 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs. For the six months ended June 30, 2015 and 2014, we earned $23 million and $31 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs.
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC, or AHI, and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Healthcare. In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and us assisting NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by us and, subject to certain conditions, other NSAM managed companies.
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc., or Island. Island is a leading, independent select service hotel management company that currently manages 149 hotel properties, representing $4 billion, of which 101 hotel properties are owned by us. Island provides certain asset management, property management and other services to us to assist in managing our hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of our hotel properties it manages for us. For the three and six months ended June 30, 2015, we paid $3 million and $6 million, respectively, of base management fees to Island.
Recent Developments
Dividends
On August 4, 2015, we declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on August 21, 2015 to stockholders of record as of the close of business on August 17, 2015. On July 31, 2015, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on August 17, 2015 to stockholders of record as of the close of business on August 10, 2015.
NRE Registration Statement
In July 2015, NRE filed a Registration Statement on Form S-11 with the SEC under the Securities Exchange Act of 1933 to register shares of NRE common stock. The information statement, which forms a part of the Registration Statement on Form S-11, discloses that upon the consummation of the spin-off, holders of record of our common stock as of the close of business on the relevant record date will receive one share of NRE common stock for a certain number of shares of our common stock held.
Trianon Tower
In July 2015, we acquired Trianon Tower for approximately €562 million ($620 million). The Trianon Tower is approximately 68,600 square meters, 98.5% occupied and has a weighted average lease term of approximately eight years with two tenants rated “AAA” and “A” comprising over 70% of gross rent. We financed the Trianon Tower with an approximate €330 million ($339 million) senior mortgage note.
NRE Senior Notes
In July 2015, NRE, a current wholly-owned subsidiary of ours, issued $300 million principal amount of 4.625% NRE Senior Notes due December 2016.  In July 2015, an additional $40 million of NRE Senior Notes were issued related to the exercise of the over-allotment option. The NRE Senior Notes are senior unsubordinated and unsecured obligations of NRE and us and the Operating Partnership will guarantee payments on the NRE Senior Notes.  Subject to specified conditions being met, including completion of the Proposed European Spin, the listing of NRE common stock and public notice at least 60 days prior to maturity, NRE may elect to settle all or part of the principal amount of the NRE Senior Notes in NRE common stock in lieu of cash, in which case the number of shares delivered per note will be based on NRE common stock prices during a measurement period immediately preceding the maturity date.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. A change in interest rates may correlate with inflation rates. Substantially all of the leases at our manufactured housing communities and multifamily properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation on our manufactured housing communities and multifamily properties.
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
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2015 (dollars in thousands):

	June 30, 2015
	Three Months Ended	Six Months Ended
Net income (loss) attributable to common stockholders	$(97,502)	$(129,104)
Non-controlling interests	(7,900)	(11,633)

Adjustments:
Depreciation and amortization items(1)(2)	153,182	283,633
N-Star CDO bond discounts(3)	2,741	5,179
Non-cash net interest income in consolidated N-Star CDOs	(11,124)	(19,467)
Unrealized (gain) loss from fair value adjustments / Provision for loan losses, net	15,712	49,179
Realized (gain) loss on investments	4,370	2,673
Distributions / adjustments to joint venture partners	(11,524)	(19,977)
Transaction costs and other(4)	111,370	135,337
CAD	$159,325	$295,820
____________________________________________________________

(1)
The three months ended June 30, 2015 includes depreciation and amortization of $128.5 million (including $0.7 million related to unconsolidated ventures), straight-line rental income of $(7.7) million, amortization of above/below market leases of $3.3 million, amortization of deferred financing costs of $15.3 million, amortization of discount on financings and other of $6.2 million and amortization of equity-based compensation of $7.7 million.

(2)
The six months ended June 30, 2015 includes depreciation and amortization of $238.9 million (including $1.4 million related to unconsolidated ventures), straight-line rental income of $(15.6) million, amortization of above/below market leases of $6.0 million, amortization of deferred financing costs of $28.9 million, amortization of discount on financings and other of $7.0 million and amortization of equity-based compensation of $18.5 million.

(3)
For CAD, realized discounts on CDO bonds are accreted on an effective yield basis based on expected maturity. For CDOs that were deconsolidated, CDO bond accretion is included in net income attributable to common stockholders from the date of deconsolidation.

(4)
The three months ended June 30, 2015 includes $106.5 million of transaction costs primarily related to costs associated with the acquisition of $1.9 billion of pan-European primarily office portfolios, $12.2 million of cash flow related to N-Star CDO equity interests, $(8.3) million of deferred tax expense and $1.0 million of bad debt expense and one-time items. The six months ended June 30, 2015 includes $121.2 million of transaction costs, $20.9 million of cash flow related to N-Star CDO equity interests, $(8.6) million of deferred tax expense and $1.8 million of bad debt expense and one-time items.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily subject to interest rate risk, credit risk and foreign currency exchange rate risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions are held for investment and not for trading purposes.
Interest Rate Risk
Changes in interest rates affect our net income, which is the difference between the income earned on our investments and the interest expense incurred in connection with our borrowings and derivatives.
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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse securitization financing transactions or non-recourse mortgage notes. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. For longer duration, relatively stable investment real estate cash flows such as those derived from net lease assets, we tend to use fixed rate financing. For real estate cash flows with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow projections and potential increases in interest rates. As of June 30, 2015, a hypothetical 100 basis point increase in one-month LIBOR, EURIBOR or the applicable index applied to our floating-rate assets and liabilities (and related derivatives) would result in a decrease in net income of approximately $46 million annually, of which $29 million of the change is attributable to floating rate financing of hotel and healthcare operating real estate and does not reflect the potential increase in rental cash flow associated with economic growth that may be typical in a rising interest rate environment. This hypothetical decrease in net income also includes $8 million related to European floating-rate assets and liabilities (and related derivatives) that will be contributed to NRE.
A change in interest rates could affect the value of our fixed-rate CRE debt and securities investments and our real estate investments. For example, increasing interest rates could result in a higher required yield on investments, which could decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. In addition, the value of our real estate properties may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flow generated by the property using interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants/operators. A lower risk-free rate generally results in a lower discount rate and, therefore, a higher valuation, and vice versa; however, an increase in the risk-free rate would not impact our net income.
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
We use derivative instruments to manage interest rate exposure. These derivatives are typically in the form of interest rate swap or cap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of June 30, 2015, our counterparties do not hold any cash margin as collateral against our swap contracts. As of June 30, 2015, none of our derivatives qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. As of June 30, 2015, a hypothetical 100 basis point increase (decrease) in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain (loss) of approximately $172 million.
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
Foreign Currency Exchange Rate Risk
We are subject to risks related to changes in foreign currency exchange rates as a result of our ownership of, or commitments to acquire, properties throughout Europe, predominantly the U.S. dollar/Euro exchange rate and U.S. dollar/U.K. Pounds Sterling exchange rate. As a result, changes in exchange rates may either positively or negatively affect our consolidated revenues and expenses (as expressed in U.S. dollars) from our European real estate business. We may use several strategies to mitigate our exposure to exchange rate risk to hedge our equity and/or net income, including using local currency denominated financing and entering into forward or option foreign currency purchase contracts.
We own properties in Europe and the rent payments under our leases for these properties are denominated in Euro or U.K. Pounds Sterling and we expect that substantially all of our future leases for properties we may acquire in Europe to be denominated in the local currency of the nation in which the underlying property is located. A significant portion of our operating expenses and borrowings with respect to such European properties are also transacted in local currency. We report our results of operations and consolidated financial information in U.S. dollars. As a result, our results of operations as reported in U.S. dollars is impacted by fluctuations in the value of the local currencies in which we conduct our European business.
In an effort to mitigate the risk of fluctuations in foreign currency exchange rates, we, our Operating Partnership and its subsidiaries, actively manage our revenues and expenses so that we incur a significant portion of our expenses, including our operating costs and borrowings, in the same local currencies in which we receive our revenues. In addition, subject to satisfying the requirements for qualification as a REIT, we engage in various hedging strategies, which may include currency futures, swaps, forwards and options. We expect that these strategies and instruments may allow us to reduce, but not eliminate, the risk of fluctuations in foreign currency exchange rates. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships.
A hypothetical 10% increase in applicable exchange rate to the U.S dollar applied to our assets and liabilities and related derivatives would result in an increase of net income of approximately $3 million annually.
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
The Company acquired real estate in the first and second quarters of 2015, including the Legacy Properties, SEB Portfolio, Trias Portfolio, ILF Portfolio, an additional acquisition related to the Griffin-American Portfolio and the NE Portfolio. As these acquisitions occurred during the first and second quarters of 2015, the scope of our assessment of the effectiveness of certain controls and procedures do not include such real estate acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
PART II. Other Information
Item 1. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 5. Other
Effective on August 5, 2015, the board of directors (the “NSAM Board”) of NorthStar Asset Management Group Inc. (“NSAM”) appointed David T. Hamamoto as Executive Chairman of NSAM. Mr. Hamamoto will continue to serve as Chairman of NorthStar Realty Finance Corp. (“NorthStar Realty”). Concurrent with Mr. Hamamoto’s appointment on August 5, 2015, Albert Tylis was appointed as NSAM’s Chief Executive Officer and a member of the NSAM Board. Mr. Tylis was also appointed as a member of the board of directors (the “NRF Board”) of NorthStar Realty effective on August 11, 2015.
In connection with the foregoing appointments, NSAM hired Jonathan A. Langer as an Executive Vice President of NSAM, effective on August 5, 2015, and the NRF Board appointed Mr. Langer as its Chief Executive Officer and President, effective on August 11, 2015. To facilitate these changes, on August 5, 2015, Messrs. Hamamoto and Tylis resigned as Chief Executive Officer and President, respectively, of NorthStar Realty.
Mr. Langer, age 45, has been a Partner at Fireside Investments, a private investment firm since 2012. Mr. Langer has also served as a consultant to Morgans Hotel Group Co. (NASDAQ: MHGC) and its special transaction committee since May 2015, having previously served as a member of MHGC’s board of directors from June 2013 to May 2015. From 1994 to 2009, Mr. Langer was employed at Goldman, Sachs & Co., where he primarily worked as a Partner in its Real Estate Principal Investment Area (REPIA), which, among other activities, oversaw the Whitehall Funds. Mr. Langer’s responsibilities at Goldman, Sachs & Co. included overseeing REPIA’s North American real estate and global lodging investment efforts. During his tenure at Goldman, Sachs & Co., Mr. Langer also served on the boards of various companies, such as Icon Parking and Westin Hotels and Resorts. Following Goldman, Sachs & Co, Mr. Langer joined Bain Capital, where he worked in private equity investing for its North American region during 2010 and 2011. Mr. Langer has previously served as a member of the board of directors of Kerzner International Resorts, Inc., Hilton Hotels & Resorts and Strategic Hotel Hotels & Resorts, Inc. Mr. Langer holds a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania.
In connection with his employment, Mr. Langer received a grant of 125,000 units of limited partnership interest in NorthStar Realty’s operating partnership, which generally vest annually over four years, subject to his continued employment.

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
4.16
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and The Bank of New York Mellon Trust Company, N.A., further supplementing the Indenture, dated as of November 22, 2005 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and The Bank of New York Mellon Trust Company, N.A. (as successor trustee to JPMorgan Chase Bank, National Association) (incorporated by reference to Exhibit 4.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.17
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of March 10, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.18
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of August 1, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.8 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.19
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of October 6, 2006 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.9 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.20
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of March 30, 2007 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.10 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.21
Second Supplemental Indenture, dated as of March 13, 2015, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust Company, further supplementing the Indenture, dated as of June 7, 2007 and supplemented by the first Supplemental Indenture thereto dated as of June 30, 2014, between NorthStar Realty Finance Corp. and Wilmington Trust Company (incorporated by reference to Exhibit 4.11 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

4.22
Indenture, dated as of July 1, 2015, by and among NorthStar Realty Europe Corp., NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2015)

4.23
Form of Note of NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 4.2, which is included in Exhibit 4.1, to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2015)

4.24
Form of Guarantee of NorthStar Realty Finance Corp. and NorthStar Realty Finance Limited Partnership (incorporated by reference to Exhibit 4.3, which is included in Exhibit 4.1, to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2015)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

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

Exhibit Number	Description of Exhibit
10.11
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.12
Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement dated as of March 14, 2014, by and among Seller (as defined therein) Eclipse Health Holdings-T, LLC, as Purchaser, Formation Capital Asset Management III LLC and Safanad, Inc., as Stakeholder Representatives and Madison Title Agency, LLC, as Escrow Agent (solely for the purposes of Sections 4(b), 11(l) and 34(c)) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.13
Limited Liability Company Agreement of Eclipse Investment, LLC, dated as of May 7, 2014, by and between FC Eclipse Investment, LLC and Eclipse Health Holdings-T, LLC (incorporated by reference to Exhibit A to the Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement filed as Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.14
Separation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.15
Asset Management Agreement dated June 30, 2014, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.16
Loan Origination Services Agreement, dated June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.17
Tax Disaffiliation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.18
Employee Matters Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.19
Contribution Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) (incorporated by reference to Exhibit 10.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.20
Credit Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.21
Amended and Restated Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.22
Debt Commitment Letter, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, Barclays Bank plc, and Column Financial, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 5, 2014)

10.23
Confirmation of Registered Forward Transaction, dated September 3, 2014, by and among NorthStar Realty Finance Corp., Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch, including the First Amendment thereto dated September 4, 2014(incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 9, 2014)

10.24
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., as Parent, IHP I Owner JV, LLC, as Buyer I, IHP West Homestead (PA) Owner LLC, as Buyer II, and NorthStar Realty Finance Corp., as Buyer Parent (solely for the purposes of Article V, Section 10.11 and Article X as it relates to Article V and Section 10.11) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 23, 2014)

10.25
Amended and Restated Facility Agreement, dated as of March 13, 2015, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and UBS AG Stamford Branch (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.26
Form of Credit Agreement, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as guarantor, the various lenders party thereto from time to time and UBS AG Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.27
Loan Agreement dated as of December 3, 2014, among the Borrowers party thereto, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.28
Facility Agreement, dated as of December 3, 2014, among GA HC REIT II CH U.K. Senior Housing Portfolio Limited (as Original Borrower upon its accession in accordance with the terms thereof), the Original Borrower and certain of its subsidiaries (as Original Guarantors upon their accession in accordance with the terms thereof), NorthStar Realty Healthcare, LLC (as Indemnitor) and arranged by Credit Suisse AG, London Branch (as Mandated Lead Arranger and Original Lender), with Elavon Financial Services Limited as Agent, and U.S. Bank Trustees Limited as Security Agent (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.29
Mezzanine A Loan Agreement dated as of December 3, 2014, among HC Mezz 1-T, LLC, Glenwood Owner MB1-T, LLC, Glenwood Ops MB2-T, LLC, MA Owner MB1-T, LLC, MA Ops MB2-T, LLC, CCRC Owner MB1-T, LLC and CCRC Ops MB2-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.30
Mezzanine B Loan Agreement dated as of December 3, 2014, among HC Mezz 2-T, LLC, Glenwood Owner MB2-T, LLC, Glenwood Ops MB3-T, LLC, MA Owner MB2-T, LLC, MA Ops MB3-T, LLC, CCRC Owner MB2-T, LLC and CCRC Ops MB3-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

Exhibit Number		Description of Exhibit
10.31
Mezzanine C Loan Agreement dated as of December 3, 2014, among HC Mezz 3-T, LLC, Glenwood Owner MB3-T, LLC, Glenwood Ops MB4-T, LLC, MA Owner MB3-T, LLC, MA Ops MB4-T, LLC, CCRC Owner MB3-T, LLC and CCRC Ops MB4-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.32
Umbrella Agreement, dated December 22, 2014, by and among Prime Holdco C-T, S.à r.l., Prime GER Drehbahn - T S.à r.l., Prime GER Valentinskamp - T S.à r.l. and Trias Pool II A - T S.à r.l., as Buyers, and SEB Investment GmbH (“SEB”), SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), as Sellers (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.33
Umbrella Sale and Purchase Agreement, dated as of February 16, 2015, between SEB Investment GmbH, SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), collectively as the Sellers, and certain subsidiaries of the Company listed therein, as Buyers (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on February 20, 2015)

10.34
Confirmation of Registered Forward Transaction, dated March 2, 2015, by and among the Company, the Forward Seller and the Forward Counterparty, including the First Amendment thereto dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 6, 2015)

10.35
Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, certain subsidiaries of parent guarantor, as guarantors, the various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

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
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 (unaudited) and year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	August 10, 2015	By:	/s/ DAVID T. HAMAMOTO
David T. Hamamoto
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer