Form 10-Q
period 2015-09-30
NORTHSTAR REALTY FINANCE CORP.
filed 2015-11-09
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The Company has one class of common stock, $0.01 par value per share, 188,963,820 shares outstanding as of November 6, 2015.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to grow following the spin-off of our asset management business and the entry into a long-term management contract with an affiliate of NorthStar Asset Management Group Inc., or NSAM, the spin-off of our European real estate business (excluding our European healthcare properties), NorthStar Realty Europe Corp., or NorthStar Europe, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•
our performance pursuant to a long-term management contract with an affiliate of NSAM, as our manager, and the effects of becoming an externally-managed company, including our reliance on NSAM and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by NSAM among us and the manager’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with NSAM;

•
the impact of adverse conditions effecting a specific asset class in which we have investments, such as healthcare, hotel, manufactured housing, multi-tenant office and limited partnership interests in real estate private equity funds;

•	the spin-off of NorthStar Europe may not have the full or any strategic and financial benefits that we expect or such benefits may be delayed or may not materialize at all;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•
the impact of economic conditions on the tenants/operators/residents/guests of the real property that we own as well as on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;

•	tenant/operator or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	our ability to grow and profit from our commercial real estate origination activities;

•	whether we determine to spin-off additional assets and businesses in the future, our ability to complete such transactions and the impact of such transactions on our business and financial condition;

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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2015 (Unaudited)	December 31, 2014

Assets
Cash and cash equivalents	$386,034	$296,964
Restricted cash	347,616	395,056
Operating real estate, net	13,078,423	10,301,292
Real estate debt investments, net (refer to Note 4)	965,719	1,067,667
Investments in private equity funds, at fair value (refer to Note 5)	1,194,946	962,038
Investments in unconsolidated ventures (refer to Note 6)	154,936	207,777
Real estate securities, available for sale (refer to Note 7)	754,911	878,514
Receivables, net of allowance of $3,569 and $2,020 as of September 30, 2015 and December 31, 2014, respectively	81,072	111,358
Receivables, related parties	1,801	3,158
Unbilled rent receivable, net of allowance of $116 and $4,037 as of September 30, 2015 and December 31, 2014, respectively	43,176	16,404
Derivative assets, at fair value	24,054	3,247
Deferred costs and intangible assets, net	1,043,540	812,583
Assets of properties held for sale	372,715	29,012
Other assets	173,971	241,286
Total assets(1)	$18,622,914	$15,326,356
Liabilities
Mortgage and other notes payable	$10,596,175	$8,535,863
Credit facilities	785,903	732,780
Senior notes	340,000	—
CDO bonds payable, at fair value	343,553	390,068
Securitization bonds payable	—	41,823
Exchangeable senior notes	29,374	41,762
Junior subordinated notes, at fair value	184,679	215,172
Accounts payable and accrued expenses	227,444	188,330
Due to related party (refer to Note 10)	52,023	47,430
Escrow deposits payable	17,377	67,750
Derivative liabilities, at fair value	133,382	17,915
Liabilities of properties held for sale	273,360	28,962
Other liabilities	418,462	304,845
Total liabilities(2)	13,401,732	10,612,700
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $986,640 aggregate liquidation preference as of September 30, 2015 and December 31, 2014	939,118	939,118
Common stock, $0.01 par value, 500,000,000 shares authorized, 181,838,809 and 150,842,021 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively(3)	1,818	1,508
Additional paid-in capital	5,879,680	4,828,928
Retained earnings (accumulated deficit)	(2,095,339)	(1,422,399)
Accumulated other comprehensive income (loss)	54,746	49,540
Total NorthStar Realty Finance Corp. stockholders’ equity	4,780,023	4,396,695
Non-controlling interests	441,159	316,961
Total equity	5,221,182	4,713,656
Total liabilities and equity	$18,622,914	$15,326,356

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		September 30, 2015 (Unaudited)	December 31, 2014

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$8,711	$4,601
	Operating real estate, net	—	7,137
	Real estate debt investments, net	24,684	25,325
	Real estate securities, available for sale	433,861	463,050
	Receivables	1,919	2,304
	Other assets	446	242
	Total assets of consolidated VIEs	$469,621	$502,659
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable, at fair value	$343,553	$390,068
	Accounts payable and accrued expenses	1,309	1,761
	Derivative liabilities, at fair value	10,389	17,707
	Other liabilities	856	1,784
	Total liabilities of consolidated VIEs	$356,107	$411,320
_______________________________

(3)	Adjusted for the one-for-two reverse stock split completed on November 1, 2015. Refer to Note 12. “Stockholders’ Equity” for additional disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015(1)	2014(1)	2015(1)	2014(1)
Property and other revenues
Rental and escalation income	$235,588	$86,648	$613,882	$232,749
Hotel related income	219,427	79,194	594,284	101,720
Resident fee income	70,257	25,027	199,463	40,087
Other revenue	2,920	3,456	10,207	10,035
Total property and other revenues	528,192	194,325	1,417,836	384,591
Net interest income
Interest income (refer to Note 10)	60,844	80,915	185,990	235,461
Interest expense on debt and securities	1,735	2,979	5,691	9,368
Net interest income on debt and securities	59,109	77,936	180,299	226,093
Expenses
Management fee, related party (refer to Note 10)	51,285	39,363	151,260	39,363
Other interest expense	141,232	59,923	381,225	143,836
Real estate properties—operating expenses	263,529	93,124	698,890	165,858
Other expenses	6,706	2,457	17,043	4,282
Transaction costs	5,583	44,410	134,029	84,170
Provision for (reversal of) loan losses, net	53	—	820	2,719
General and administrative expenses
Salaries and related expense	1,861	3,160	7,554	23,880
Equity-based compensation expense(2)	6,178	8,478	24,713	20,262
Other general and administrative expenses	4,984	2,821	13,742	10,923
Total general and administrative expenses	13,023	14,459	46,009	55,065
Depreciation and amortization	137,674	51,775	375,208	112,496
Total expenses	619,085	305,511	1,804,484	607,789
Other income (loss)
Unrealized gain (loss) on investments and other	(141,243)	(15,377)	(189,417)	(214,322)
Realized gain (loss) on investments and other	1,492	(15,938)	14,607	(61,770)
Gain (loss) from deconsolidation of N-Star CDOs (refer to Note 17)	—	—	—	(31,423)
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(171,535)	(64,565)	(381,159)	(304,620)
Equity in earnings (losses) of unconsolidated ventures	60,359	41,694	171,738	109,630
Income tax benefit (expense)	2,659	(3,460)	2,285	(8,224)
Income (loss) from continuing operations	(108,517)	(26,331)	(207,136)	(203,214)
Income (loss) from discontinued operations (refer to Note 9)(2)(3)	(11)	(278)	(11)	(6,989)
Net income (loss)	(108,528)	(26,609)	(207,147)	(210,203)
Net (income) loss attributable to non-controlling interests	3,477	1,144	15,110	7,392
Preferred stock dividends	(21,060)	(21,060)	(63,178)	(52,241)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(126,111)	$(46,525)	$(255,215)	$(255,052)
Earnings (loss) per share:(4)
Income (loss) per share from continuing operations	$(0.69)	$(0.46)	$(1.49)	$(2.78)
Income (loss) per share from discontinued operations	—	—	—	(0.08)
Basic	$(0.69)	$(0.46)	$(1.49)	$(2.86)
Diluted	$(0.69)	$(0.46)	$(1.49)	$(2.86)
Weighted average number of shares:(4)
Basic	182,343,301	100,213,445	171,137,667	89,260,193
Diluted	184,187,524	100,213,445	172,475,489	90,634,691
Dividends per share of common stock(4)	$0.75	$0.80	$2.35	$2.80
____________________

(1)
The consolidated financial statements for the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 represent the Company’s results of operations following the NSAM Spin-off. The nine months ended September 30, 2014 includes: (i) the Company’s results of operations for the three months ended September 30, 2014 which represents the activity following the NSAM Spin-off; and (ii) the Company’s results of operations for the six months ended June 30, 2014 which represents a carve-out of revenues and expenses attributable to NSAM recorded in discontinued operations. As a result, the nine months ended September 30, 2015 may not be comparable to the prior period presented.

(2)	Refer to Note 9. “Spin-offs” for disclosure related to the NSAM Spin-off.

(3)	The nine months ended September 30, 2014 includes $13.7 million of equity-based compensation recorded in discontinued operations.

(4)
Adjusted for the one-for-two reverse stock split completed on November 1, 2015. Refer to Note 12. “Stockholders’ Equity” for additional disclosure. The dividend per share for the third quarter 2015 represents the first dividend declared subsequent to the NRE Spin-off.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(108,528)	$(26,609)	$(207,147)	$(210,203)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale, net	(8,037)	18,931	(28,947)	64,867
Foreign currency translation adjustment, net	2,094	(119)	33,515	(119)
Reclassification of swap (gain) loss into other interest expense (refer to Note 15)	223	228	711	685
Total other comprehensive income (loss)	(5,720)	19,040	5,279	65,433
Comprehensive income (loss)	(114,248)	(7,569)	(201,868)	(144,770)
Comprehensive (income) loss attributable to non-controlling interests	3,935	1,144	15,037	5,696
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(110,313)	$(6,425)	$(186,831)	$(139,074)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock(1)		Additional Paid-in Capital(1)	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	29,466	$697,352	77,202	$772	$2,650,222	$(685,936)	$(4,334)	$2,658,076	$39,387	$2,697,463
Net proceeds from offering of common stock	—	—	27,625	276	1,191,030	—	—	1,191,306	—	1,191,306
Net proceeds from offering of preferred stock	10,000	241,766	—	—	—	—	—	241,766	—	241,766
Common stock related to transactions	—	—	30,854	308	1,082,422	—	—	1,082,730	—	1,082,730
Issuance of common stock in connection with exercise of warrants	—	—	399	4	12	—	—	16	—	16
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	321,455	321,455
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(13,593)	(13,593)
Dividend reinvestment plan	—	—	4	—	240	—	—	240	—	240
Amortization of equity-based compensation	—	—	—	—	21,053	—	—	21,053	16,322	37,375
Equity component of exchangeable senior notes	—	—	—	—	(296,382)	—	—	(296,382)	—	(296,382)
Conversion of exchangeable senior notes	—	—	12,454	125	320,180	—	—	320,305	—	320,305
Other comprehensive income (loss)	—	—	—	—	—	—	53,874	53,874	758	54,632
Conversion of LTIP Units	—	—	2,304	23	18,588	—	—	18,611	(18,611)	—
Spin-off of NSAM	—	—	—	—	(158,437)	—	—	(158,437)	—	(158,437)
Dividends on common stock and equity-based awards (refer to Note 11)	—	—	—	—	—	(364,956)	—	(364,956)	(5,878)	(370,834)
Dividends on preferred stock	—	—	—	—	—	(73,300)	—	(73,300)	—	(73,300)
Net income (loss)	—	—	—	—	—	(298,207)	—	(298,207)	(22,879)	(321,086)
Balance as of December 31, 2014	39,466	$939,118	150,842	$1,508	$4,828,928	$(1,422,399)	$49,540	$4,396,695	$316,961	$4,713,656
Net proceeds from offering of common stock	—	—	30,875	309	1,086,023	—	—	1,086,332	—	1,086,332
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	117,854	117,854
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(29,397)	(29,397)
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 13)	—	—	—	—	(24,776)	—	—	(24,776)	24,776	—
Dividend reinvestment plan	—	—	4	—	135	—	—	135	—	135
Amortization of equity-based compensation	—	—	—	—	13,541	—	—	13,541	9,620	23,161
Conversion of exchangeable senior notes	—	—	829	8	13,582	—	—	13,590	—	13,590
Other comprehensive income (loss)	—	—	—	—	—	—	5,206	5,206	73	5,279
Conversion of Deferred LTIP Units to LTIP Units (refer to Note 13)	—	—	—	—	(18,730)	—	—	(18,730)	18,730	—
Retirement of shares of common stock	—	—	(743)	(7)	(18,176)	—	—	(18,183)	—	(18,183)
Issuance of restricted stock, net of tax withholding	—	—	32	—	(847)	—	—	(847)	—	(847)
Dividends on common stock and equity-based awards (refer to Note 11)	—	—	—	—	—	(417,725)	—	(417,725)	(2,348)	(420,073)
Dividends on preferred stock	—	—	—	—	—	(63,178)	—	(63,178)	—	(63,178)
Net income (loss)	—	—	—	—	—	(192,037)	—	(192,037)	(15,110)	(207,147)
Balance as of September 30, 2015 (Unaudited)	39,466	$939,118	181,839	$1,818	$5,879,680	$(2,095,339)	$54,746	$4,780,023	$441,159	$5,221,182
_______________________

(1)	Adjusted for the one-for-two reverse stock split completed on November 1, 2015. Refer to Note 12. “Stockholders’ Equity” for additional disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(207,147)	$(210,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(155,670)	(99,041)
Equity in (earnings) losses of unconsolidated ventures	(16,068)	(10,589)
Depreciation and amortization	375,208	112,496
Amortization of premium/accretion of discount on investments	(46,498)	(58,402)
Interest accretion on investments	(12,904)	(13,110)
Amortization of deferred financing costs	37,485	11,005
Amortization of equity-based compensation	23,161	33,256
Unrealized (gain) loss on investments and other	180,428	200,527
Realized (gain) loss on investments and other	(14,607)	61,770
(Gain) loss on deconsolidation of N-Star CDOs	—	31,423
Impairment from discontinued operations	—	543
Distributions from PE Investments (refer to Note 5)	155,670	99,041
Distributions from unconsolidated ventures	6,456	2,201
Distributions from equity investments	20,770	11,463
Amortization of capitalized above/below market leases	9,806	(255)
Straight line rental income, net	(26,842)	(3,627)
Deferred income taxes, net	(19,986)	—
Provision for (reversal of) loan losses, net	820	2,719
Allowance for uncollectible accounts	2,156	10,090
Other	804	—
Discount received	—	3,416
Changes in assets and liabilities:
Restricted cash	(20,566)	(41,488)
Receivables	26,097	(20,914)
Receivables, related parties	1,357	7,086
Other assets	11,337	(24,507)
Accounts payable and accrued expenses	17,377	59,554
Due to related party	4,593	40,518
Other liabilities	34,594	15,781
Net cash provided by (used in) operating activities	387,831	220,753
Cash flows from investing activities:
Acquisition of operating real estate	(3,227,505)	(2,482,416)
Improvements of operating real estate	(90,510)	(18,317)
Proceeds from sale of operating real estate	19,683	—
Deferred costs and intangible assets	(4,610)	(1,840)
Origination of or fundings for real estate debt investments	(68,799)	(276,630)
Acquisition of real estate debt investments	(72,950)	—
Proceeds from sale of real estate debt investments	—	13,952
Repayment on real estate debt investments	306,331	128,690
Investment in PE Investments (refer to Note 5)	(552,395)	(179,750)
Distributions from PE Investments (refer to Note 5)	353,129	133,367
Investment in unconsolidated ventures	(3,702)	(72,747)
Distributions from unconsolidated ventures	21,341	11,737
Acquisition of real estate securities, available for sale	(23,808)	(22,261)
Proceeds from the sale of real estate securities, available for sale	95,664	68,537
Repayment of real estate securities, available for sale	76,243	53,577
Change in restricted cash	11,070	(117,125)
Investment deposits and pending deal costs	(13,226)	(89,668)
Other assets	(15,747)	(37,457)
Net cash provided by (used in) investing activities	(3,189,791)	(2,888,351)
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Borrowings from mortgage and other notes payable	$2,097,089	$1,514,882
Repayment of mortgage and other notes payable	(37,757)	(47,391)
Repayment of CDO bonds	(52,825)	(60,042)
Repurchase of CDO bonds	(20,491)	—
Repayment of securitization bonds payable	(41,831)	(20,831)
Borrowings from credit facilities	885,000	772,540
Repayment of credit facilities	(831,877)	(19,990)
Proceeds from NRE Senior Notes	340,000	—
Repayment of 2014 Senior Notes	—	(481,118)
Payment of financing costs	(106,191)	(38,820)
Purchase of derivative instruments	(29,666)	(741)
Change in restricted cash	302	2,351
Net proceeds from common stock offering	1,086,332	787,771
Net proceeds from preferred stock offering	—	241,766
Proceeds from dividend reinvestment plan	135	205
Spin-off of NSAM (refer to Note 9)	—	(118,728)
Dividends	(479,968)	(327,095)
Contributions from non-controlling interests	116,393	27,346
Distributions to non-controlling interests	(29,397)	(9,329)
Net cash provided by (used in) financing activities	2,895,248	2,222,776
Effect of foreign currency translation on cash and cash equivalents	(4,218)	(277)
Net increase (decrease) in cash and cash equivalents	89,070	(445,099)
Cash and cash equivalents—beginning of period	296,964	635,990
Cash and cash equivalents—end of period	$386,034	$190,891

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business and Organization
NorthStar Realty Finance Corp. is a diversified commercial real estate company (the “Company” or “NorthStar Realty”).  The Company invests in multiple asset classes across commercial real estate (“CRE”) that it expects will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally. The Company is a Maryland corporation and completed its initial public offering in October 2004. The Company conducts its operations so as to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
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
Spin-offs
On June 30, 2014, the Company completed the spin-off of its historical asset management business (“NSAM Spin-off”) in the form of a tax-free distribution (the “NSAM Distribution”). Effective upon the NSAM Spin-off, the Company is externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM.
On October 31, 2015, the Company completed the previously announced spin-off of its European real estate business (the “NRE Spin-off”) into a separate publicly-traded REIT, NorthStar Realty Europe Corp. (“NorthStar Europe”), in the form of a taxable distribution (the “NRE Distribution”). In connection with the NRE Distribution, each of the Company’s common stockholders received shares of NorthStar Europe’s common stock on a one-for-six basis, before giving effect to a one-for-two reverse stock split of the Company’s common stock (this or any such reverse stock split herein referred to as the “Reverse Split”). The Company contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding the Company’s European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets (“European Portfolio”) and $250 million of cash. NSAM manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NSAM. Refer to Note 20. “Subsequent Events” for further disclosure.
The NRE Spin-off and the NSAM Spin-off are herein collectively referred to as “Spin-offs.” Refer to Note 9. “Spin-offs” for further disclosure.

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
The consolidated financial statements for the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 represent the Company’s results of operations following the NSAM Spin-off. The nine months ended September 30, 2014 includes: (i) the Company’s results of operations for the three months ended September 30, 2014 which represents the activity following the NSAM Spin-off; and (ii) the Company’s results of operations for the six months ended June 30, 2014 which represents a carve-out of revenues and expenses attributable to NSAM recorded in discontinued operations. As a result, the nine months ended September 30, 2015 may not be comparable to the prior period presented.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the components of accumulated OCI for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Three Months Ended September 30, 2015	Cumulative Unrealized Gain (Loss) on Available for Sale Securities	Interest Rate Swap Gain (Loss) Reclassified from OCI into Earnings	Foreign Currency Translation	Total
Balance as of June 30, 2015 (Unaudited)	$35,185	$(1,208)	$26,031	$60,008
Unrealized gain (loss) on real estate securities, available for sale	(7,520)	—	—	(7,520)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(517)	—	—	(517)
Reclassification of swap (gain) loss into other interest expense (refer to Note 15)	—	223	—	223
Foreign currency translation adjustment	—	—	2,094	2,094
Non-controlling interests	80	(2)	380	458
Balance as of September 30, 2015 (Unaudited)	$27,228	$(987)	$28,505	$54,746

Nine Months Ended September 30, 2015
Balance as of December 31, 2014	$56,072	$(1,694)	$(4,838)	$49,540
Unrealized gain (loss) on real estate securities, available for sale	(14,820)	—	—	(14,820)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(14,127)	—	—	(14,127)
Reclassification of swap (gain) loss into other interest expense (refer to Note 15)	—	711	—	711
Foreign currency translation adjustment	—	—	32,818	32,818
Reclassification of foreign currency translation into realized gain (loss) on investments and other	—	—	697	697
Non-controlling interests	103	(4)	(172)	(73)
Balance as of September 30, 2015 (Unaudited)	$27,228	$(987)	$28,505	$54,746

Three Months Ended September 30, 2014	Cumulative Unrealized Gain (Loss) on Available for Sale Securities	Interest Rate Swap Gain (Loss) Reclassified from OCI into Earnings	Foreign Currency Translation	Total
Balance as of June 30, 2014 (Unaudited)	$43,136	$(2,151)	$—	$40,985
Unrealized gain (loss) on real estate securities, available for sale	15,887	—	—	15,887
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	3,044	—	—	3,044
Reclassification of swap (gain) loss into other interest expense (refer to Note 15)	—	228	—	228
Foreign currency translation adjustment	—	—	(119)	(119)
Balance as of September 30, 2014 (Unaudited)	$62,067	$(1,923)	$(119)	$60,025

Nine Months Ended September 30, 2014
Balance as of December 31, 2013	$(1,736)	$(2,598)	$—	$(4,334)
Unrealized gain (loss) on real estate securities, available for sale	62,790	—	—	62,790
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	2,077	—	—	2,077
Reclassification of swap (gain) loss into other interest expense (refer to Note 15)	—	685	—	685
Foreign currency translation adjustment	—	—	(119)	(119)
Non-controlling interests	(1,064)	(10)	—	(1,074)
Balance as of September 30, 2014 (Unaudited)	$62,067	$(1,923)	$(119)	$60,025
Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate and CRE debt investments. The following table presents a summary of restricted cash as of September 30, 2015 and December 31, 2014 (dollars in thousands):

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30, 2015	December 31, 2014
	(Unaudited)
Capital expenditures reserves	$186,130	$211,010
Operating real estate escrow reserves(1)	139,647	123,017
CRE debt escrow deposits	13,148	56,342
Cash in CDOs(2)	8,691	4,687
Total	$347,616	$395,056
__________________________________________________

(1)	Primarily represents insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to operating real estate.

(2)	Represents proceeds from repayments and/or sales pending distribution.
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
The following table presents a summary of deferred costs and intangible assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Intangible assets:
In-place lease value, net	$379,504	$268,587
Above-market lease value, net	288,239	263,792
Goodwill	104,123	75,806
Other intangible assets, net	112,091	51,260
Subtotal intangible assets	883,957	659,445
Deferred financing costs, net	154,851	150,926
Other deferred costs, net	4,732	2,212
Total	$1,043,540	$812,583

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
	(Unaudited)
Other assets:
Notes receivable, net	$56,056	$48,932
Investment-related reserves	41,219	23,086
Deferred tax assets	27,310	7,730
Prepaid expenses	25,472	27,595
Investment deposits and pending deal costs	13,741	62,867
Due from servicer	1,145	64,583
Other	9,028	6,493
Total	$173,971	$241,286

	September 30, 2015	December 31, 2014
	(Unaudited)
Other liabilities:
Intangible liabilities, net	$186,750	$176,528
PE Investments deferred purchase price (refer to Note 5)	84,061	39,759
Deferred tax liabilities	65,530	38,303
Prepaid rent and unearned revenue	35,576	17,668
Tenant security deposits	34,670	27,854
Other	11,875	4,733
Total	$418,462	$304,845
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers global macroeconomic factors and real estate sector conditions together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment on operating real estate in the consolidated statements of operations.
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
The Company recorded an income tax benefit of $2.7 million and an expense of $3.5 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded an income tax benefit of $2.3 million and an expense of $8.2 million for the nine months ended September 30, 2015 and 2014, respectively.
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
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the third quarter 2015 and it did not have a material impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015 (Unaudited)	December 31, 2014

Land	$2,066,221	$1,490,613
Land improvements	1,072,130	1,070,507
Buildings and improvements	9,341,898	7,035,567
Building leasehold interests and improvements	589,490	591,626
Furniture, fixtures and equipment	362,175	286,340
Tenant improvements	233,887	159,159
Construction in progress	40,772	17,054
Subtotal	13,706,573	10,650,866
Less: Accumulated depreciation	(628,150)	(349,574)
Operating real estate, net	$13,078,423	$10,301,292
Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the nine months ended September 30, 2015 (dollars in millions):

Acquisition Date	Type	Description	Name	Purchase Price(1)	Properties	Financing	Equity	Ownership Interest		Transaction Costs
NorthStar Realty
February - March 2015	Office	Multi-tenant office	Legacy Properties	$98.1	7	$67.3	$28.2	95%		$0.6
May 2015	Healthcare	Independent living facilities	ILF Portfolio	892.6	32	648.2	148.1	60%	(2)	8.4
June 2015	Healthcare	Medical office building	Griffin-American Portfolio(3)	15.6	1	11.5	4.1	86%	(2)	0.1
June 2015	Hotel	Upscale extended stay and premium branded select service	NE Portfolio	175.5	9	132.3	45.2	100%		2.1
July 2015	Hotel	Upscale extended stay and premium branded select and full service	Miami Hotel Portfolio	154.2	3	115.5	38.7	100%		1.5
NorthStar Europe(4)
April 2015	Office	Pan-European office	SEB Portfolio(5)	1,257.3	11	713.2	596.0	95%	(6)	77.6
April 2015	Primarily Office	Pan-European office	Internos Portfolio(5)	209.9	12	101.7	126.2	100%	(7)	18.9
April 2015	Primarily Office	Pan-European office	IVG Portfolio(5)	212.5	15	94.5	125.6	100%	(7)	12.6
April 2015	Primarily Office	Pan-European office	Deka Portfolio(5)	92.3	10	52.4	47.1	100%	(7)	7.4
July 2015	Office	Frankfurt office tower	Trianon Tower(5)	654.5	3	371.0	260.2	95%	(6)	3.7
______________________________________

(1)	Includes escrows and reserves and excludes transaction costs.

(2)
NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”), a sponsored company of NSAM, is the non-controlling interest holder of the remaining 40% of the ILF Portfolio and 14% of the Griffin-American Portfolio.

(3)	Represents an additional acquisition related to the Griffin-American Portfolio.

(4)
The Company’s new European investments in 2015 (“New European Portfolio”) were contributed to NorthStar Europe upon the completion of the NRE Spin-off. Refer to Note 20. “Subsequent Events” for further disclosure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5)	Translated using the currency exchange rate as of September 30, 2015.

(6)	The Company is entitled to 100% of net income (loss) based on the allocation formula, as set forth in the governing documents.

(7)
In October 2015, the Company entered into a joint venture arrangement with a third party for an approximate 5% ownership interest in all of the Deka Portfolio, $97 million of the Internos Portfolio and $24 million of the IVG Portfolio.

The following table presents the initial allocation of the purchase price of the assets acquired and the liabilities issued or assumed upon the closing of the following acquisitions: the New European Portfolio (excluding the U.K. Complex); Legacy Properties, the ILF Portfolio, an additional acquisition related to the Griffin-American Portfolio, NE Portfolio and Miami Hotel Portfolio (collectively referred to as “Other Portfolios”) that continue to be subject to refinement upon receipt of all information (dollars in thousands):

	New European Portfolio(4)	Other Portfolios
Assets:
Land and improvements	$483,671	$169,764
Buildings, leasehold interests and improvements	1,642,741	1,036,584
Acquired intangibles (1)	247,478	54,167
Other assets acquired	52,606	75,630
Total assets acquired	$2,426,496	$1,336,145

Liabilities:
Mortgage and other notes payable	$1,332,866	$974,715
Other liabilities assumed (2)	57,076	9,458
Total liabilities	1,389,942	984,173
Total NorthStar Realty Finance Corp. stockholders’ equity(3)	1,034,957	251,761
Non-controlling interests	1,597	100,211
Total equity	1,036,554	351,972
Total liabilities and equity	$2,426,496	$1,336,145
______________________________________

(1)	Acquired intangibles include in-place leases, above-market leases and goodwill.

(2)	Other liabilities assumed include below-market lease intangibles and deferred tax liabilities.

(3)	Stockholders’ equity excludes transaction costs incurred in connection with the acquisitions.

(4)	The New European Portfolio was contributed to NorthStar Europe upon the completion of the NRE Spin-off. Refer to Note 20. “Subsequent Events” for further disclosure.
For the nine months ended September 30, 2015, the Company recorded aggregate revenue of $146.1 million and a net loss $137.8 million related to these acquisitions. Net loss is primarily related to transaction costs, depreciation and amortization.
The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued and assumed upon the closing of the following portfolios (dollars in thousands):

	Hotel Portfolios(1)	U.K. Complex(2)
Assets:
Land and improvements	$159,640	$76
Buildings and improvements	635,668	55,449
Acquired intangibles	2,076	35,272
Other assets acquired	142,969	9,736
Total assets acquired	$940,353	$100,533

Liabilities:
Mortgage and other notes payable	$723,682	$78,515
Other liabilities assumed	4,625	737
Total liabilities	728,307	79,252
Total NorthStar Realty Finance Corp. stockholders’ equity	210,721	19,797
Non-controlling interests	1,325	1,484
Total equity	212,046	21,281
Total liabilities and equity	$940,353	$100,533
______________________________________

(1)	Includes a $259.3 million hotel portfolio acquired in August 2014 (“K Partners Portfolio”) and a $681.0 million hotel portfolio acquired in September 2014 (“Courtyard Portfolio”).

(2)	The U.K. Complex was contributed to NorthStar Europe upon the completion of the NRE Spin-off. Refer to Note 20. “Subsequent Events” for further disclosure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the following acquisitions: the New European Portfolio and the Other Portfolios and related borrowings as if they occurred on January 1, 2014. The unaudited pro forma amounts were prepared for comparable purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future and exclude transaction costs (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma total revenues	$593,640	$367,023	$1,745,893	$895,402
Pro forma net income (loss) attributable to common stockholders	$(125,775)	$(47,471)	$(252,982)	$(265,002)
Pro forma EPS - basic	$(0.69)	$(0.47)	$(1.48)	$(2.97)
Pro forma EPS - diluted	$(0.69)	$(0.47)	$(1.48)	$(2.97)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2015 (dollars in thousands):

					Weighted Average(7)			Floating Rate as % of Principal Amount(6)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(6)	Fixed Rate	Spread Over LIBOR(8)	Yield(9)
Asset Type:
First mortgage loans(1)(2)	15	$392,186	$365,052	39.0%	10.54%	6.32%	6.75%	64.1%
Mezzanine loans	9	101,873	98,151	10.1%	13.85%	11.72%	12.26%	27.5%
Subordinate interests	5	170,600	170,040	16.9%	13.11%	10.93%	12.48%	27.5%
Corporate loans(3)	8	301,596	307,792	30.0%	12.44%	—	12.19%	—
Subtotal/Weighted average(4)(5)	37	966,255	941,035	96.0%	12.33%	7.44%	10.14%	33.7%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	11,360	2.7%	—	1.27%	3.09%	100.0%
Mezzanine loans	1	11,000	10,966	1.1%	8.00%	—	8.02%	—
Corporate loans	6	2,358	2,358	0.2%	6.74%	—	6.74%	—
Subtotal/Weighted average	9	40,315	24,684	4.0%	7.78%	1.27%	5.63%	66.9%
Total	46	$1,006,570	$965,719	100.0%	12.23%	6.96%	10.03%	35.1%
____________________________________________________________

(1)
Includes a Sterling denominated loan of £66.7 million, of which £30.9 million is outstanding as of September 30, 2015. This loan has various maturity dates depending upon the timing of advances; however, will be no later than March 2022.

(2)	Includes three loans that pursuant to certain terms and conditions which may or may not be satisfied, where the Company has an option to purchase the properties securing these loans.

(3)	In October 2015, RXR Realty repaid the preferred equity investment of $80.0 million, which was recorded at fair value, and two loans of $136.6 million principal amount.

(4)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $114.0 million for credit facilities. The remainder is unleveraged. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $9.3 million.

(5)	In September 2015, the Company purchased four CRE debt investments for $72.9 million from N-Star CDO IV, at fair value. Refer to Note 7 for further disclosure.

(6)	Based on principal amount.

(7)	Excludes two CRE debt investments with an aggregate principal amount of $9.2 million that were originated prior to 2008.

(8)
$211.4 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.58%. Includes one first mortgage loan with a principal amount of $5.8 million with a spread over the prime rate.

(9)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of September 30, 2015 and for CRE debt with a LIBOR floor, using such floor.
The following table presents CRE debt investments as of December 31, 2014 (dollars in thousands):

					Weighted Average(8)			Floating Rate as % of Principal Amount(7)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(7)	Fixed Rate	Spread Over LIBOR(9)	Yield(10)
Asset Type:
First mortgage loans(1)(2)(6)	13	$434,671	$313,590	36.6%	9.51%	6.66%	9.34%	57.2%
Mezzanine loans	8	149,816	146,088	12.6%	13.79%	13.83%	14.05%	53.3%
Subordinate interests	8	201,564	200,237	17.0%	13.11%	12.33%	13.01%	40.7%
Corporate loans(3)(4)	8	360,343	382,427	30.3%	12.37%	—	12.99%	—
Subtotal/Weighted average(5)	37	1,146,394	1,042,342	96.5%	11.89%	9.15%	12.00%	35.6%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	11,360	2.3%	—	1.27%	3.08%	100.0%
Mezzanine loans	1	11,000	11,000	0.9%	8.00%	—	8.00%	—
Corporate loans	6	2,965	2,965	0.3%	6.74%	—	6.74%	—
Subtotal/Weighted average	9	40,922	25,325	3.5%	7.73%	1.27%	5.64%	65.9%
Total	46	$1,187,316	$1,067,667	100.0%	11.82%	8.65%	11.85%	36.7%
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

(10)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2014 and for CRE debt with a LIBOR floor, using such floor.
The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
October 1 to December 31, 2015(2)	$367,917	$357,959
Years ending December 31:
2016	317,152	129,282
2017	102,832	112,706
2018	2,076	184,976
2019	—	—
Thereafter	216,593	221,647
Total	$1,006,570	$1,006,570
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.

(2)	The Company had two non-performing loans (“NPLs”) with an aggregate principal amount of $42.4 million as of September 30, 2015 due to maturity defaults.
As of September 30, 2015, the weighted average maturity, including extensions, of CRE debt investments was 2.7 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value primarily due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of September 30, 2015, the Company had $29.9 million of net unamortized discount and $2.5 million of net unamortized origination fees and costs.
Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015		2014	2015		2014
Beginning balance	$5,799		$5,599	$5,599		$2,880
Provision for (reversal of) loan losses, net	—	(1)	—	200	(1)	2,719
Ending balance	$5,799		$5,599	$5,799		$5,599
____________________________________________________________

(1)
Excludes $0.1 million and $0.7 million of provision for loan losses relating to manufactured housing notes receivables recorded in other assets for the three and nine months ended September 30, 2015, respectively.

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
The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

	September 30, 2015	December 31, 2014
Credit Quality Indicator:
Loans with no loan loss reserve:
First mortgage loans	$332,969	$324,251
Mezzanine loans	109,117	157,089
Subordinate interests	170,040	200,236
Corporate loans	310,150	385,391
Subtotal	922,276	1,066,967
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans(1)	500	700
Mezzanine loans(2)	—	—
Subtotal	500	700
Non-performing loans	42,943	—
Total	$965,719	$1,067,667
____________________________________________________________

(1)
Excludes two first mortgage loans acquired with deteriorated credit quality with a carrying value of $8.9 million and $5.7 million as of September 30, 2015 and December 31, 2014, respectively, and manufactured housing notes receivables recorded in other assets.

(2)
Includes one mezzanine loan with a 100% loan loss reserve with a principal amount of $3.7 million as of September 30, 2015 and December 31, 2014, respectively. Such loan is not considered a NPL as debt service is currently being received.

Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015				December 31, 2014
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	3	$44,904	$43,443	$2,033	1	$2,533	$700	$1,833
Mezzanine loans	1	3,766	—	3,766	1	3,766	—	3,766
Total	4	$48,670	$43,443	$5,799	2	$6,299	$700	$5,599
____________________________________________________________

(1)
Principal amount differs from carrying value primarily due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes two first mortgage loans acquired with deteriorated credit quality with an aggregate carrying value of $8.9 million and $5.7 million as of September 30, 2015 and December 31, 2014, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	September 30, 2015			September 30, 2014
	Number	Average Carrying Value	Quarter Ended Income	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	3	$43,443	$—	1	$700	$—
Mezzanine loans	1	—	—	1	—	2
Total/weighted average	4	$43,443	$—	2	$700	$2
The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	September 30, 2015			September 30, 2014
	Number	Average Carrying Value	Nine Months Ended Income	Number	Average Carrying Value	Nine Months Ended Income
Class of Debt:
First mortgage loans	3	$43,443	$2,946	1	$1,241	$—
Mezzanine loans	1	—	3	1	471	3
Total/weighted average	4	$43,443	$2,949	2	$1,712	$3
As of September 30, 2015, the Company had two loans past due greater than 90 days.
5.Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures (“PE Investment I” and “PE Investment II”) or consolidated ventures and direct investments (“PE Investment III to XIV,” collectively “Direct PE Investments”) which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered voting interest entities, except for two fund interests in PE Investment XIII (refer to Note 17). PE Investment I and II are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company does not consolidate any of the underlying real estate private equity funds owned in Direct PE Investments as it does not own a majority voting interest in any such funds or is not the primary beneficiary of such funds.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables summarize the Company’s PE Investments as of September 30, 2015 (dollars in millions):

PE Investment(1)	Initial Closing Date	NAV Reference Date(2)	Number of Funds		Purchase Price	Expected Future Funding(3)
PE Investment I	February 15, 2013	June 30, 2012	49		$282.1	$6
PE Investment II	July 3, 2013	September 30, 2012	24		353.4	2
PE Investment III (4)	December 31, 2013	June 30, 2013	8		39.8	—
PE Investment IV	May 30, 2014	December 31, 2013	1		8.0	—
PE Investment V	July 1, 2014	September 30, 2013	3		12.0	—
PE Investment VI	July 30, 2014	June 30, 2014	20		90.2	1
PE Investment VII	August 15, 2014	December 31, 2013	14		54.9	1
PE Investment IX	October 2, 2014	March 31, 2014	11		217.7	3
PE Investment X	December 4, 2014	June 30, 2014	13		152.4	—
PE Investment XI	May 1, 2015	September 30, 2014	2		6.4	—
PE Investment XII	May 5, 2015	June 30, 2014	1		6.2	—
PE Investment XIII	May 22, 2015	December 31, 2014	11		441.1	6
PE Investment XIV(5)	September 9, 2015	December 31, 2014	15		50.2	2
Total			172	(6)	$1,714.4	$21
____________________________________________________________

(1)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in real estate private equity funds. For the nine months ended September 30, 2015, PE Investment VIII has not made any investments.

(2)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(3)
Represents the estimated amount of expected future contributions to funds as of September 30, 2015. The actual amount of future contributions underlying the fund interests that may be called and funded by the Company could vary materially from the Company’s expectations.

(4)
PE Investment III paid $39.8 million to the seller for all of the fund interests, or 50% of the June 30, 2013 NAV, and will pay the remaining $39.8 million, or 50% of the June 30, 2013 NAV, by December 31, 2015 to two third parties. Such amount is included in other liabilities on the consolidated balance sheets.

(5)
PE Investment XIV paid $50.2 million to the seller for all of the fund interests, or 50% of the December 31, 2014 NAV, and will pay the remaining $47.8 million in equal installments one year and two years after the initial closing date, respectively. Such amount is included in other liabilities on the consolidated balance sheets. The Company expects closing the fund interests in the fourth quarter 2015 once the Company receives consent from the general partners of the underlying funds.

(6)	The total number includes 27 funds held across multiple PE Investments.

	Carrying Value		Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
PE Investment(1)(5)	September 30, 2015	December 31, 2014	Equity in Earnings(2)	Distributions	Contributions	Equity in Earnings(2)	Distributions	Contributions
PE Investment I(3)	$175.0	$218.6	$9.9	$8.8	$0.6	$15.5	$18.0	$0.9
PE Investment II(4)	199.0	231.6	12.0	41.4	—	15.5	40.7	—
PE Investment III	43.2	51.0	0.4	3.1	—	1.4	5.4	—
PE Investment IV	8.6	7.8	0.3	0.3	—	0.4	0.9	—
PE Investment V	7.9	8.0	0.4	—	—	0.6	5.0	—
PE Investment VI	80.4	86.3	2.7	4.4	0.2	2.3	3.9	0.3
PE Investment VII	35.7	42.7	1.9	4.8	0.1	1.3	8.9	0.1
PE Investment IX	136.0	174.6	7.5	23.7	0.3	—	—	—
PE Investment X	125.9	141.4	5.3	9.6	0.1	—	—	—
PE Investment XI	4.1	—	0.3	—	—	—	—	—
PE Investment XII	2.8	—	0.1	0.2	—	—	—	—
PE Investment XIII	308.1	—	13.7	58.5	0.6	—	—	—
PE Investment XIV	68.2	—	0.6	27.5	0.3	—	—	—
Total(4)	$1,194.9	$962.0	$55.1	$182.3	$2.2	$37.0	$82.8	$1.3
____________________________________________________________

(1)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in PE Investments. For the nine months ended September 30, 2015, PE Investment VIII has not made any investments.

(2)	Equity in earnings is recorded gross of a current income tax benefit of $0.3 million for the three months ended September 30, 2015.

(3)	The Company recorded an unrealized loss of $9.1 million for the three months ended September 30, 2015 representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014.

(4)	Excludes the remaining deferred purchase price of $243.3 million for PE Investment II.

(5)	As of September 30, 2015, cash flow is expected through June 30, 2024, with a weighted average expected remaining life of 1.7 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
PE Investment	Equity in Earnings(1)	Distributions	Contributions	Equity in Earnings(1)	Distributions	Contributions
PE Investment I(2)	$36.1	$59.1	$1.8	$45.9	$64.7	$1.0
PE Investment II(3)	39.7	115.3	42.9	44.0	90.2	4.9
PE Investment III	1.6	9.5	0.1	4.4	15.4	0.2
PE Investment IV	0.9	0.3	—	0.5	0.9	—
PE Investment V	1.5	1.5	—	0.6	5.0	—
PE Investment VI	8.9	15.4	0.7	2.3	3.9	0.3
PE Investment VII	6.0	13.1	0.1	1.3	8.8	0.1
PE Investment IX	24.1	63.6	0.9	—	—	—
PE Investment X	16.7	32.5	0.3	—	—	—
PE Investment XI	0.4	1.3	—	—	—	—
PE Investment XII	0.3	3.8	0.1	—	—	—
PE Investment XIII	18.9	154.6	2.7	—	—	—
PE Investment XIV	0.6	27.5	0.3	—	—	—
Total	$155.7	$497.5	$49.9	$99.0	$188.9	$6.5
____________________________________________________________

(1)	Equity in earnings is recorded gross of a current provision for income tax of $4.6 million for the nine months ended September 30, 2015.

(2)	The Company recorded an unrealized loss of $22.5 million for the nine months ended September 30, 2015 representing a partial reversal of an unrealized gain recorded in the fourth quarter 2014.

(3)	Contributions for the nine months ended September 30, 2015 represents a payment of the deferred purchase price for PE Investment II.
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
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55% of the September 30, 2012 NAV (the “Initial Amount”), and agreed to pay the remaining $411.4 million, or 45% of the September 30, 2012 NAV (the “Deferred

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amount”), by the last day of the fiscal quarter after the four-year anniversary following the closing date of each fund interest. As of September 30, 2015, the Company’s share of the Deferred Amount was $243.3 million. In April 2015, PE Investment II paid $61.3 million of the Deferred Amount to PE II Seller, of which the Company’s share was $42.9 million. The Company funded $353.4 million, all of its proportionate share of the Initial Amount, at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
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
The following is a description of investments in unconsolidated ventures. The investments in RXR Realty LLC (“RXR Realty”), Aerium Group (“Aerium”) and SteelWave, LLC (formerly known as Legacy Partners Commercial, LLC) (“SteelWave”) are accounted for at fair value due to the election of the fair value option (refer to Note 14). The investments in the NSAM Sponsored Companies (as defined below) were accounted for under the equity method prior to the NSAM Spin-off and are accounted for under the cost method subsequent to the NSAM Spin-off. All other investments in unconsolidated ventures are accounted for under the equity method.
The following table summarizes the Company’s investments in unconsolidated ventures as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

				Equity in Earnings (Losses)
		Carrying Value		Three Months Ended September 30,		Nine Months Ended September 30,
Investment	Ownership Interest	September 30, 2015	December 31, 2014	2015	2014	2015	2014
RXR Realty(1)	27%	$86.3	$90.0	$4.3	$2.5	$12.0	$5.5
Aerium(2)	15%	18.2	62.8	—	1.8	1.3	1.8
LandCap(3)	49%	9.0	10.8	0.5	0.3	1.1	0.8
SteelWave(4)	40%	6.3	5.0	0.5	—	1.3	—
CS/Federal(5)	50%	5.6	5.7	0.1	—	0.1	—
NSAM Sponsored Companies(6)	0.4% to 0.6%	14.2	11.5	—	0.2	0.2	0.2
NorthStar Realty Finance Trusts(7)	N/A	3.7	3.7	—	—	—	—
Multifamily Joint Venture(8)	90%	3.1	9.9	(0.1)	(0.1)	—	(0.3)
Other	Various	8.5	8.4	—	—	—	2.6
Total		$154.9	$207.8	$5.3	$4.7	$16.0	$10.6
___________________________________________________________

(1)
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

(2)
Aerium is a pan-European real estate investment manager specializing in commercial real estate properties. The Company recorded an unrealized loss on its interest in Aerium of $30.5 million and $39.8 million, respectively, for the three and nine months ended September 30, 2015. The Company’s equity interest in Aerium is structured so that NSAM is entitled to certain fees in connection with Aerium’s asset management business. Refer to Note 10. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)
In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 (“Whitehall”) to form LandCap Partners and LandCap LoanCo. (collectively referred to as “LandCap”). The joint venture is managed by a third-party management group. The Company and Whitehall agreed to no longer provide additional new investment capital in the LandCap joint venture.

(4)
In September 2014, the Company entered into an investment with SteelWave, a real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States.

(5)
CS Federal Drive, LLC (“CS/Federal”) owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and were financed with two separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages mature on February 11, 2016 and have a fixed interest rate of 5.51% and 5.46%, respectively.

(6)
Affiliates of NSAM also manage the Company’s previously sponsored companies: NorthStar Income, NorthStar Healthcare and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) and together with any new sponsored company, (herein collectively referred to as the “NSAM Sponsored Companies”).

(7)
The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the “Trusts”). The Trusts were formed to issue trust preferred securities. Refer to Note 17 for further disclosure.

(8)
In July 2013, the Company through a joint venture with a private investor, acquired a multifamily property with 498 units, located in Philadelphia, Pennsylvania for an aggregate purchase price of $41.0 million, including all costs, escrows and reserves. The property was financed with a non-recourse mortgage note of $29.5 million and the remainder in cash. In April 2015, the property obtained additional non-recourse financing of $7.0 million. Both financings mature on July 1, 2023 and have a weighted average fixed interest rate of 3.87%.

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
In connection with the Company’s commitment to purchase shares of the NSAM Sponsored Companies, the Company acquired an aggregate of $15.2 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through September 30, 2015. In addition, pursuant to the management agreement with NSAM, the Company committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year.
The Company has committed to invest as distribution support in the following NSAM Sponsored Companies:

•
NorthStar/RXR New York Metro Real Estate, Inc. - In October 2015, NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR New York Metro”) filed an amended registration statement with the SEC, seeking to offer an additional class of common shares related to its $2 billion public offering. NorthStar/RXR New York Metro expects to begin raising capital at the beginning of 2016.

•
NorthStar Corporate - In June 2015, NorthStar Corporate Income, Inc. confidentially submitted an amended registration statement on Form N-2 to the SEC seeking to raise up to $1 billion in a public offering of common stock.

•
NorthStar Global - In October 2015, NorthStar Global Corporate Income Fund filed an amended registration statement on Form N-2 with the SEC seeking to raise up to $3 billion in a public offering of common stock.

•
NorthStar Credit Fund - In October 2015, NorthStar Real Estate Credit Fund filed its registration statement on Form N-2 with the SEC seeking to raise up to $3 billion in a public offering of common stock.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of September 30, 2015 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)(8)	26	$377,783	$173,759	$30,380	$(2,455)	$201,684	28.8%	2.05%	23.41%
N-Star CDO equity(5)(8)	4	76,700	76,700	6,435	(21,670)	61,465	5.8%	NA	12.56%
CMBS and other securities(6)	15	119,287	63,911	16,024	(21,434)	58,501	9.1%	2.22%	7.43%
Subtotal(2)	45	573,770	314,370	52,839	(45,559)	321,650	43.7%	2.09%	17.51%
CRE securities in N-Star CDOs(5)(7)
CMBS	130	562,591	416,081	38,197	(97,324)	356,954	42.9%	3.78%	10.78%
Third-party CDO notes	9	74,117	67,283	159	(43,896)	23,546	5.6%	0.27%	1.38%
Agency debentures	8	87,172	31,415	7,244	(630)	38,029	6.6%	—	3.32%
Unsecured REIT debt	1	8,000	8,314	838	—	9,152	0.6%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,645)	5,580	0.6%	2.25%	2.25%
Subtotal	150	739,105	530,318	46,438	(143,495)	433,261	56.3%	3.01%	8.95%
Total	195	$1,312,875	$844,688	$99,277	$(189,054)	$754,911	100.0%	2.64%	12.14%
____________________________________________________________

(1)	Excludes $135.4 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of September 30, 2015.

(5)	The fair value option was elected for these securities (refer to Note 14).

(6)	The fair value option was elected for $48.7 million carrying value of these securities (refer to Note 14).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(8)	As of September 30, 2015, the weighted average remaining life of the N-Star CDO bonds and N-Star CDO equity is 2.4 and 4.2 years, respectively.
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
In September 2015, N-Star CDO IV was liquidated and the third-party senior bondholders of N-Star CDO IV were re-paid in full. In connection with the liquidation, the Company purchased one CMBS for $5.8 million from N-Star CDO IV at fair value. Additionally, the Company received $41.0 million from its equity interest in N-Star CDO IV, resulting in a net realized gain of $8.8 million, a portion of which related to equity distributions that would have been received had N-Star CDO IV not been liquidated.
As of September 30, 2015, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit commercial mortgage-backed securities (“CMBS”), meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of September 30, 2015, contractual maturities of CRE securities investments ranged from one month to 37 years, with a weighted average expected maturity of 3.6 years.

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
For the three and nine months ended September 30, 2015, proceeds from the sale of CRE securities was $14.9 million and $95.7 million resulting in a net realized gain of $0.3 million and $14.1 million. For the three and nine months ended September 30, 2014, proceeds from the sale of CRE securities was $42.6 million and $68.5 million, resulting in a net realized gain of $5.6 million and $17.4 million, respectively.
CRE securities investments, not held in N-Star CDOs, include 28 securities for which the fair value option was not elected. As of September 30, 2015, the aggregate carrying value of these securities was $211.5 million, representing $28.0 million of accumulated net unrealized gains included in OCI. The Company held one security with a carrying value of $3.5 million with an unrealized loss of $2.2 million as of September 30, 2015, which was in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, the Company recorded OTTI of $1.4 million for the nine months ended September 30, 2015, which was recorded in realized gain (loss) on investments and other in the consolidated statements of operations. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Borrowings
The following table presents borrowings as of September 30, 2015 and December 31, 2014 (dollars in thousands):

				September 30, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Healthcare
East Arlington, TX	Non-recourse	May-17	5.89%	$3,115	$3,115	$3,157	$3,157
Ohio Portfolio	Non-recourse	Jan-19	LIBOR + 5.00%	20,018	19,938	20,230	20,230
Lancaster, OH	Non-recourse	Jan-19	LIBOR + 5.00%	2,308	2,299	2,442	2,442
Wilkinson Portfolio	Non-recourse	Jan-19	6.99%	147,811	147,225	150,024	150,024
Tuscola/Harrisburg, IL	Non-recourse	Jan-19	7.09%	7,304	7,275	7,412	7,412
Formation Portfolio(5)	Non-recourse	May-19(6)/Jan-25	LIBOR + 4.25%(7)/4.54%	702,848	701,062	705,608	700,958
Minnesota Portfolio	Non-recourse	Nov-19	3.50%	37,800	37,800	37,800	37,800
Griffin-American - U.K.(5)	Non-recourse	Dec-19(6)	LIBOR + 4.25%(7)	336,758	336,758	348,588	348,588
Griffin-American - U.S. - Fixed(5)	Non-recourse	Dec-19(6)/ Jun-25 / Dec-35	4.68%	1,763,048	1,706,604	1,750,000	1,750,000
Griffin-American - U.S. - Floating(5)	Non-recourse	Dec-19(6)	LIBOR + 3.05%(7)	862,468	862,468	868,797	868,797
Wakefield Portfolio	Non-recourse	April-20	LIBOR + 4.00%	54,809	54,312	54,751	54,751
Healthcare Preferred(8)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio(8)	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
ILF Portfolio(5)	Non-recourse	May-25	4.17%	648,211	648,211	—	—
Subtotal Healthcare/weighted average			4.43%(7)	4,782,628	4,723,197	4,144,939	4,140,289
Hotel
Innkeepers Portfolio(5)	Non-recourse	Jun-19(6)	LIBOR + 3.39%(7)	840,000	840,000	840,000	840,000
K Partners Portfolio(5)	Non-recourse	Aug-19(6)	LIBOR + 3.25%(7)	211,681	211,681	211,681	211,681
Courtyard Portfolio(5)	Non-recourse	Oct-19(6)	LIBOR + 3.05%(7)	512,000	512,000	512,000	512,000
Inland Portfolio(5)	Non-recourse	Nov-19(6)	LIBOR + 3.60%(7)	817,000	817,000	817,000	817,000
NE Portfolio(5)	Non-recourse	Jun-20(6)	LIBOR + 3.85%(7)	132,250	132,250	—	—
Miami Hotel Portfolio(5)	Non-recourse	Jul-20(6)	LIBOR + 3.90%(7)	115,500	115,500	—	—
Subtotal Hotel/weighted average			3.60%(7)	2,628,431	2,628,431	2,380,681	2,380,681

European Portfolio/weighted average(9)			2.11%(7)	1,518,017	1,518,017	77,660	77,660
Manufactured housing communities
Manufactured Housing Portfolio 3(5)	Non-recourse	Dec-21/ Jan-24/ Sept-24	4.923%(7)	297,271	299,320	297,428	299,716
Manufactured Housing Portfolio 1(5)	Non-recourse	Jan-23	4.387%(7)	234,406	234,406	236,900	236,900
Manufactured Housing Portfolio 2(5)	Non-recourse	May-23	4.016%(7)	639,909	639,909	639,909	639,909
Subtotal Manufactured housing communities/weighted average			4.32%(7)	1,171,586	1,173,635	1,174,237	1,176,525
Net lease
Fort Wayne, IN	—	—	—	—	—	2,909	2,909
Columbus, OH	—	—	—	—	—	21,934	21,934
EDS Portfolio(10)	Non-recourse	Oct-15	5.37%	41,997	41,997	42,738	42,738
Keene, NH	Non-recourse	Feb-16	5.85%	6,001	6,001	6,105	6,105
Green Pond, NJ	Non-recourse	Apr-16	5.68%	15,566	15,566	15,799	15,799
Aurora, CO	Non-recourse	Jul-16	6.22%	30,315	30,315	30,720	30,720
DSG Portfolio	Non-recourse	Oct-16	6.17%	30,650	30,650	31,126	31,126
Indianapolis, IN	Non-recourse	Feb-17	6.06%	25,797	25,797	26,151	26,151
Milpitas, CA	Non-recourse	Mar-17	5.95%	18,990	18,990	19,459	19,459
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC - Mezzanine	Non-recourse	Apr-17	6.21%	774	774	1,079	1,079
Industrial Portfolio(5)	Non-recourse	Jul-17/Dec-17	4.21%(7)	221,125	226,152	221,131	228,071
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	12,783	12,783	13,181	13,181
South Portland, ME	Non-recourse	Jul-23	LIBOR + 2.15%(7)	3,332	3,332	3,597	3,597
Subtotal Net lease/weighted average			4.97%(7)	435,030	440,057	463,629	470,569

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				September 30, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Multifamily(11)
Memphis, TN	—	—	—	—	—	39,600	39,600
Southeast Portfolio	—	—	—	—	—	158,417	158,417
Scottsdale, AZ	—	—	—	—	—	46,538	46,538
Subtotal Multifamily				—	—	244,555	244,555
Multi-tenant Office
Legacy Properties(5)	Non-recourse	Nov-19/Feb-20(6)	LIBOR + 2.15%(7)	112,838	112,838	45,584	45,584
Subtotal Multi-tenant Office/weighted average			2.35%(7)	112,838	112,838	45,584	45,584
Subtotal Mortgage and other notes payable(4)				10,648,530	10,596,175	8,531,285	8,535,863
Credit facilities:
Corporate Revolving Credit Facility(12)	Recourse	Aug-17	LIBOR + 3.50%(7)	295,000	295,000	215,000	215,000
Corporate Term Facility	Recourse	Sept-17	4.60% / 4.55%(13)	425,000	425,000	425,000	425,000
Loan Facility	—	—	—	—	—	14,850	14,850
Loan Facility 1	Partial Recourse(14)	Mar-18(6)	2.95%(7)	65,903	65,903	77,930	77,930
Subtotal Credit facilities				785,903	785,903	732,780	732,780
Senior Notes:
NRE Senior Notes	Recourse	Dec-16	4.63%	340,000	340,000	—	—
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	7.01%	14,047	14,047	15,020	14,504
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.46%(7)	466,687	329,506	545,939	375,564
Subtotal CDO bonds payable—VIE				480,734	343,553	560,959	390,068
Securitization bonds payable:
Securitization 2012-1	—	—	—	—	—	41,831	41,823
Subtotal Securitization financing transaction				—	—	41,831	41,823
Exchangeable senior notes:
7.25% Notes	Recourse	Jun-27	7.25%	12,955	12,955	12,955	12,955
8.875% Notes	Recourse	Jun-32	8.875%	1,000	985	1,000	983
5.375% Notes	Recourse	Jun-33	5.375%	17,405	15,434	31,633	27,824
Subtotal Exchangeable senior notes				31,360	29,374	45,588	41,762
Junior subordinated notes:(15)
Trust I	Recourse	Mar-35	LIBOR + 3.25%(7)	41,240	29,066	41,240	32,992
Trust II	Recourse	Jun-35	LIBOR + 3.25%(7)	25,780	18,175	25,780	20,753
Trust III	Recourse	Jan-36	7.81%	41,238	27,436	41,238	32,784
Trust IV	Recourse	Jun-36	7.95%	50,100	33,967	50,100	39,830
Trust V	Recourse	Sept-36	LIBOR + 2.70%(7)	30,100	18,924	30,100	21,823
Trust VI	Recourse	Dec-36	LIBOR + 2.90%(7)	25,100	16,323	25,100	18,700
Trust VII	Recourse	Apr-37	LIBOR + 2.50%(7)	31,459	18,875	31,459	22,492
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%(7)	35,100	21,913	35,100	25,798
Subtotal Junior subordinated notes				280,117	184,679	280,117	215,172
Borrowings of properties held for sale:
Multifamily(4)(12)	Non-recourse	Apr-23 / May-23 / Jul-23	4.08%(7)	249,777	249,777	—	—
Subtotal Borrowings of properties, held for sale				249,777	249,777	—	—
Grand Total				$12,816,421	$12,529,461	$10,192,560	$9,957,468
____________________________________________________________

(1)	Refer to Note 15 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)
For borrowings with a contractual interest rate based on LIBOR, except for the European portfolios, represents three-month LIBOR for the Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 14) and amortized cost for the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(5)	An aggregate principal amount of $8.4 billion is comprised of 72 senior mortgage notes totaling $7.0 billion and 16 mezzanine mortgage notes totaling $1.5 billion.

(6)	Represents final maturity taking into consideration the Company’s extension options.

(7)	Contractual interest rate represents a weighted average. For borrowings with variable interest rates, the weighted average includes the current LIBOR as of September 30, 2015.

(8)	Represents borrowings in N-Star CDOs.
(9)    The Company’s European Portfolio was contributed to NorthStar Europe upon the completion of the NRE Spin-off. Refer to Note 20. “Subsequent Events” for further disclosure. The following table presents borrowings for the European Portfolio as of September 30, 2015 (dollars in thousands):

			September 30, 2015		December 31, 2014
	Final Maturity	Contractual Interest Rate	Principal Amount	Carrying Value	Principal Amount	Carrying Value
Mortgage and other notes payable(i)
U.K. Complex	Dec-19	(ii)	$75,820	$75,820	$77,660	$77,660
Internos Portfolio	Apr-20	(iii)	102,056	102,056	—	—
IVG Portfolio	Apr-20	(iii)	93,937	93,937	—	—
Deka Portfolio	Apr-20	(iii)	52,601	52,601	—	—
SEB Portfolio	Apr-22	(iv)	703,408	703,408	—	—
SEB Portfolio - Preferred	Apr-60	3.00%	119,176	119,176	—	—
Trianon Tower	Jul-23	(v)	371,019	371,019	—	—
Total mortgage and other notes payable		2.11%(7)	$1,518,017	$1,518,017	$77,660	$77,660

(i)	All borrowings are non-recourse to NorthStar Europe and are interest-only through maturity, subject to compliance with covenants of the respective borrowing.

(ii)
Comprised of $61.6 million principal amount of floating rate borrowing at GBP LIBOR plus 2.0%, with a related $61.6 million notional value interest rate cap at 2.0% and $14.2 million fixed rate borrowing at 8.0%.

(iii)
Represents a cross-collateralized borrowing between the IVG Portfolio, Internos Portfolio and Deka Portfolio. Comprised of $209.0 million principal amount of floating rate borrowing at EURIBOR plus 2.7%, with a related $209.0 million notional value interest rate cap at 2.0% and $39.5 million floating rate borrowing at GBP LIBOR plus 2.7%, with a related $39.5 million notional value interest rate cap at 2.0%.

(iv)
Comprised of $398.4 million principal amount of floating rate borrowing at EURIBOR plus 1.8%, with a related $398.4 million notional value interest rate cap at 0.5%, $287.8 million of floating rate borrowing at GBP LIBOR plus 1.8%, with a related $287.8 million notional value interest rate cap at 2.0% and $17.2 million floating rate borrowing at STIBOR plus 1.8%.

(v)	Comprised of $371.0 million principal amount of floating rate borrowing at EURIBOR plus 1.5%, with a related $371.0 million notional value interest rate cap at 2.0%.

(10)	In October 2015, the mortgage matured and the Company is currently in negotiations with the lender.

(11)	In September 2015, the Company elected to classify the multifamily portfolio as held for sale, and as such, reclassified borrowings of $249.8 million to liabilities of assets held for sale.

(12)	Secured by collateral relating to a borrowing base comprised primarily of unlevered CRE debt, net lease and securities investments with a carrying value of $758.1 million as of September 30, 2015.

(13)	Represents the respective fixed rate applicable to each borrowing under the Corporate Term Facility.

(14)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(15)
Junior subordinated notes Trust II had a fixed interest rate through September 30, 2015 when it changed to floating rate. Trusts III and IV have a fixed interest rate until January 30, 2016 and June 30, 2016, respectively, when the rate will change to floating and reset quarterly to three-month LIBOR plus 2.83% to 2.80%, respectively.

The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2015 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Credit Facilities	NRE Senior Notes	Exchangeable Senior Notes(1)	Junior Subordinated Notes
October 1 to December 31, 2015	$46,436	$46,436	$—	$—	$—	$—	$—
Years ending December 31:
2016	446,495	106,495	—	—	340,000	—	—
2017	1,066,452	333,497	—	720,000	—	12,955	—
2018	95,925	30,022	—	65,903	—	—	—
2019	6,038,130	6,037,130	—	—	—	1,000	—
Thereafter	4,873,206	4,094,950	480,734	—	—	17,405	280,117
Total	$12,566,644	$10,648,530	$480,734	$785,903	$340,000	$31,360	$280,117
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Facilities
Corporate Facilities
In August 2014, the Company obtained a corporate revolving credit facility (as amended, the “Corporate Revolving Credit Facility”) with certain commercial bank lenders, with a total commitment amount of $500.0 million and a three-year term. The Corporate Revolving Credit Facility is secured by collateral relating to a borrowing base and guarantees by certain subsidiaries of the Company. As of September 30, 2015, $205.0 million of financing remains undrawn under the Corporate Revolving Credit Facility. In May 2015, the Company amended and restated the Corporate Revolving Credit Facility to substitute the Operating Partnership as the borrower, with the Company becoming a guarantor. The Operating Partnership must maintain at least $25.0 million of minimum liquidity based on the sum of unrestricted cash or cash equivalents and undrawn availability during the term of the Corporate Revolving Credit Facility.
In September 2014, the Company entered into a corporate facility agreement (as amended, the “Corporate Term Facility”) with a commercial bank lender to establish term borrowings, with an aggregate principal amount of up to $500.0 million. In March 2015, the Company amended and restated the Corporate Term Facility to substitute the Operating Partnership as the borrower, with the Company becoming a guarantor. Borrowings may be prepaid at any time subject to customary breakage costs. In September and December 2014, the Company entered into a credit agreement providing for a term borrowing under the Corporate Term Facility in a principal amount of $275.0 million and $150.0 million, respectively, with a fixed interest rate of 4.60% and 4.55%, respectively, with each maturing on September 19, 2017. As of September 30, 2015, the Company borrowed $425.0 million under the Corporate Term Facility. There is no available financing remaining under the Corporate Term Facility.
The Corporate Revolving Credit Facility and the Corporate Term Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.
Loan Facility
In March 2013, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 1”) of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 1, the Company entered into a guaranty agreement under which the Company guaranteed certain of the obligations under Loan Facility 1. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 1. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 1 if the Company or an affiliate of the Company engage in certain customary bad acts.
As of September 30, 2015, the Company had $114.0 million carrying value of loans financed with $65.9 million on Loan Facility 1, with $134.1 million of available borrowing.
During the initial term, Loan Facility 1 acts as a revolving credit facility that can be paid down as assets repay or are sold and re-drawn upon for new investments. As of September 30, 2015, the Company was in compliance with all of its financial covenants.
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
In July 2015, NorthStar Europe, a current wholly-owned subsidiary of the Company, issued $340 million principal amount of 4.625% senior notes due December 2016 (“NRE Senior Notes”). The Company received aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. NorthStar Europe loaned the Company the net proceeds from the issuance of the NRE Senior Notes, which were used for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of the Company’s borrowings. The terms of the loan are materially the same as those of the NRE Senior Notes and were deemed repaid to NorthStar Europe upon the completion of the NRE Spin-off. On October 31, 2015, as part of the NRE Spin-off, the loan to the Company was extinguished. The NRE Senior Notes are senior unsubordinated and unsecured obligations of NorthStar Europe and the Company and the Operating Partnership continue to guarantee payments on the NRE Senior Notes subsequent to the NRE Spin-off.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Exchangeable Senior Notes
In March 2015, $11.7 million principal amount of the 5.375% Notes were exchanged for 0.7 million shares of common stock, after giving effect to the Reverse Split. In September 2015, $2.5 million principal amount of the 5.375% Notes were exchanged for 0.2 million shares of common stock, after giving effect to the Reverse Split. In connection with these conversions, the Company recorded a loss of $0.2 million and $1.3 million in realized gain (loss) on investments and other in the consolidated statements of operations for the three and nine months ended September 30, 2015, respectively.

9.	Spin-offs
Spin-off of Asset Management Business
Upon completion of the NSAM Spin-off, the asset management business of the Company is owned and operated by NSAM and the Company is externally managed by an affiliate of NSAM through a management contract with an initial term of 20 years. Subsequent to the NSAM Spin-off, the Company continues to operate its CRE debt origination business. Most of the employees of the Company at the time of the NSAM Spin-off became employees of NSAM and executive officers, employees engaged in the Company’s loan origination business at the time of the NSAM Spin-off and certain other employees became co-employees of both the Company and NSAM.
For the nine months ended September 30, 2014, the Company recorded a $6.1 million loss included in discontinued operations in the Company’s consolidated statements of operations associated with NSAM which represented a carve-out of revenues of $56.0 million and expenses of $62.1 million. Such amounts exclude the effect of any fees that NSAM began earning in connection with the management agreement with the Company upon completion of the NSAM Spin-off.
Total revenues included asset management and other fee income from NSAM Sponsored Companies earned prior to the NSAM Spin-off. In connection with the spin-off, the advisory agreements between the Company and each of the NSAM Sponsored Companies were terminated and affiliates of NSAM entered into new advisory agreements with each of the NSAM Sponsored Companies on substantially the same terms as those in effect at the time of the NSAM Spin-off.
Total revenues also included selling commissions and dealer manager fees earned by selling equity in the NSAM Sponsored Companies through NorthStar Securities. As part of the NSAM Distribution, NorthStar Securities became a subsidiary of NSAM. Pursuant to dealer manager agreements between NorthStar Securities and the NSAM Sponsored Companies, the Company generally received selling commissions of up to 7% of gross offering proceeds raised. The Company reallowed all selling commissions earned to participating broker-dealers. In addition, the Company also generally received a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically reallowed to participating broker-dealers. Total expenses include commission expense representing fees to participating broker-dealers with whom NorthStar Securities has selling agreements and commissions to employees of NorthStar Securities.
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
Spin-off of European Real Estate Business
On October 31, 2015, the Company completed the NRE Spin-off into a separate publicly-traded REIT, NorthStar Europe, in the form of the NRE Distribution. In connection with the NRE Distribution, each of the Company’s common stockholders received shares of NorthStar Europe’s common stock on a one-for-six basis, before giving effect to the Reverse Split. The Company contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding the Company’s European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets and $250 million of cash. NSAM manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NSAM.
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
In connection with the NRE Spin-off, NorthStar Europe entered into a management agreement with NSAM with an initial term of 20 years on terms substantially consistent with the terms of the Company’s management agreement with NSAM. The Company’s management agreement with NSAM was amended and restated in connection with the NRE Spin-off to, among other things, commensurately adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.
Base Management Fee
For the three months ended September 30, 2015 and 2014, the Company incurred $49.0 million and $38.1 million, respectively, related to the base management fee. For the nine months ended September 30, 2015, the Company incurred $142.5 million related to the base management fee. As of September 30, 2015, $49.0 million is recorded in due to related party on the consolidated balance sheets. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the six months ended June 30, 2014. The base management fee to NSAM will increase subsequent to September 30, 2015 by an amount equal to 1.5% per annum of the sum of:

•
cumulative net proceeds of all future common equity and preferred equity issued by the Company, including the remaining 7.1 million shares, after giving effect to the Reverse Split, of the forward contract which was issued in October 2015;

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
In connection with the NRE Spin-off and the related amendments to the Company’s management agreement with NSAM, the Company’s annual base management fee payable to NSAM was reduced by $14 million, effective as of November 1, 2015, commensurate with the base management fee that will be paid by NorthStar Europe pursuant to its management agreement with NSAM.
Incentive Fee
For the three months ended September 30, 2015 and 2014, the Company incurred $2.3 million and $1.3 million, respectively, related to the incentive fee. For the nine months ended September 30, 2015, the Company incurred $8.7 million related to the incentive fee. As of September 30, 2015, $2.3 million is recorded in due to related party on the consolidated balance sheets. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.78 per share but less than $0.90 per share, after giving effect to the Reverse Split (“15% Hurdle”); plus

•
the product of: (a) 25% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is equal to or in excess of $0.90 per share, after giving effect to the Reverse Split (“25% Hurdle”);

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
In connection with the NRE Spin-off and the related amendments to the Company’s management agreement with NSAM, the incentive fee range for the 15% Hurdle was adjusted to CAD per share in excess of $0.68 and up to $0.78 per share and the 25% Hurdle was adjusted to CAD in excess of $0.78 per share, effective as of November 1, 2015, commensurate with the incentive fee that will be paid by NorthStar Europe pursuant to its management agreement with NSAM.
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
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on its behalf. In addition, NSAM may allocate indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with NSAM (the “G&A Allocation”).  The Company’s management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) the Company’s general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses to the Company (“NorthStar Realty G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Realty G&A. The G&A Allocation may include the Company’s allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. In addition, the Company will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
For the three months ended September 30, 2015 and 2014, NSAM allocated $0.8 million and $1.2 million, respectively, to the Company. For the nine months ended September 30, 2015, NSAM allocated $3.5 million to the Company. As of September 30, 2015, $0.8 million is recorded in due to related party on the consolidated balance sheets.
In connection with the NRE Spin-off and the related amendments to the Company’s management agreement with NSAM, the Company’s obligation to reimburse NSAM for the G&A Allocation and any severance will be shared with NorthStar Europe, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, will apply on an aggregate basis between the Company and NorthStar Europe.
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
Credit Agreement
In connection with the NSAM Distribution, the Company entered into a revolving credit agreement with NSAM pursuant to which the Company makes available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

purposes, including potential future acquisitions.  In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including the Company, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that the Company’s obligation to advance proceeds to NSAM is dependent upon the Company and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of September 30, 2015, the Company has not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 11). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur any incentive fees related to the Healthcare Strategic Partnership.
N-Star CDOs
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the three months ended September 30, 2015 and 2014, the Company earned $1.3 million and $1.3 million in fee income, respectively, of which $0.6 million and $0.6 million were eliminated in consolidation. For the nine months ended September 30, 2015 and 2014, the Company earned $4.1 million and $4.5 million in fee income, respectively, of which $1.8 million and $2.0 million, respectively, were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by the Company.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended September 30, 2015 and 2014, the Company earned $16.8 million and $20.0 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs. For the nine months ended September 30, 2015 and 2014, the Company earned $46.4 million and $53.9 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs. Refer to Note 7 and Note 17 for additional disclosure regarding the N-Star CDOs.
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
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc. (“Island”). Island is a leading, independent select service hotel management company that currently manages 161 hotel properties, representing $3.9 billion, of which 110

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

hotel properties are owned by the Company. Island provides certain asset management, property management and other services to the Company to assist in managing the Company’s hotel properties. Island receives a base management fee of 2.5% to 3.0% of the monthly revenue of the hotel properties it manages for the Company. For the three and nine months ended September 30, 2015, the Company paid $4.7 million and $12.6 million, respectively, of base management fees to Island, which are recorded in real estate properties—operating expenses in the consolidated statements of operations.

11.	Equity-Based Compensation
The Company has issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the “Stock Plan”) and the NorthStar Realty Executive Incentive Bonus Plan, as amended (the “Plan” and collectively the “NorthStar Realty Equity Plans”).
Prior to the NSAM Spin-off, the Company conducted substantially all of its operations and made its investments through an operating partnership which issued LTIP Units as equity-based compensation. Additionally, prior to the NSAM Spin-off, the Company completed an internal corporate reorganization whereby the Company collapsed its three tier holding company structure, including such operating partnership, into a single tier (the “Reorganization”). All of the vested and unvested equity-based awards granted by the Company prior to the NSAM Spin-off remain outstanding following the Reorganization and the NSAM Spin-off. Appropriate adjustments were made to all awards to reflect the Reorganization, the Reverse Split and the Spin-offs. Pursuant to the Reorganization, such LTIP Units were converted into an equal number of shares of common stock of the Company (refer to Note 13), which are referred to as restricted stock, and holders of such shares received an equal number of shares of NSAM’s common stock in connection with the NSAM Spin-off, all of which generally remain subject to the same vesting and other terms that applied prior to the NSAM Spin-off. In connection with the NSAM Spin-off, equity and equity-based awards relating to the Company’s common stock, such as RSUs and Deferred LTIP Units, were adjusted to also relate to an equal number of shares of NSAM’s common stock, but otherwise generally remain subject to the same vesting and other terms that applied prior to the NSAM Spin-off. Vesting conditions for outstanding awards have been adjusted to reflect the impact of NSAM in terms of employment for service based on awards and total stockholder return for performance-based awards with respect to periods after the NSAM Spin-off.
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
In connection with the NRE Spin-off, equity and equity-based awards relating to the Company’s common stock, such as RSUs, were adjusted to also relate to one share of NorthStar Europe common stock for each six shares of the Company’s common stock, but otherwise generally remain subject to the same vesting and other terms that applied prior to the NRE Spin-off. Appropriate adjustments were also made to all awards to reflect the Reverse Split.
Following the Spin-offs, the Company and the compensation committee of its board of directors (the “Committee”) continues to administer all awards issued under the NorthStar Realty Equity Plans but NSAM and NorthStar Europe are obligated to issue shares of their common stock or other equity awards of their subsidiaries or make cash payments in lieu thereof with respect to dividend or distribution equivalent obligations to the extent required by such awards previously issued under the NorthStar Realty Equity Plans. These awards will continue to be governed by the NorthStar Realty Equity Plans, as applicable, and shares of NSAM’s common stock or NorthStar Europe’s common stock issued pursuant to these awards will not be issued pursuant to, or reduce availability, under the NorthStar Realty Equity Plans.
Pursuant to the management agreement with NSAM, the Company, together with NorthStar Europe and any company spun-off from the Company or NorthStar Europe, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of NSAM during any year. Subject to this limitation and limitations contained in any applicable management agreement between NSAM and NorthStar Europe or any company spun-off from the Company or NorthStar Europe, the amount paid by the Company, NorthStar Europe and any company spun-off from the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company or NorthStar Europe will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of the Company’s restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of the Company’s common stock are not available for issuance under the Company’s equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. The Company’s equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.
The Company was responsible for paying approximately 50% of the 2014 long-term bonuses earned under the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan (“NSAM Bonus Plan”). Long-term bonuses were paid to executives in the form of equity-based awards of both the Company and NSAM, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. The long-term bonuses paid in the form of equity-based awards of the Company were adjusted for the NRE Spin-off and Reverse Split in the same manner as all other equity-based awards of the Company.
All of the adjustments made in connection with the Reorganization, the Spin-offs and the Reverse Split were deemed to be equitable adjustments pursuant to anti-dilution provisions in accordance with the terms of the NorthStar Realty Equity Plans. As a result, there was no incremental value attributed to these adjustments and these adjustments do not impact the amount recorded for equity-based compensation expense for the three and nine months ended September 30, 2015 and 2014.
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
As of September 30, 2015, 92,397 unvested shares of restricted stock issued under the Stock Plan were outstanding and 1,568,499 shares of common stock remained available for issuance pursuant to the Stock Plan, which includes shares reserved for issuance upon settlement of outstanding LTIP Units and RSUs, after giving effect to the Reverse Split. Holders of shares of restricted stock or LTIP Units are entitled to receive dividends or distributions with respect to the Company’s shares of restricted stock and vested and unvested LTIP Units for as long as such shares and LTIP Units remain outstanding.
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
The portion of the incentive pool for the executive officers was divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit (“Annual Bonus”); (b) a deferred bonus, determined based on the same year’s performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant’s continued employment through each payment date (“Deferred Bonus”); and (c) a long-term incentive in the form of RSUs, LTIP Units and/or Deferred LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles and/or total stockholder return hurdles established by the Committee for a three- or four-year period, subject to the participant’s continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the “Long-

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Term Amount Value”). The Long-Term Amount Value, if any, other than the portion related to dividends paid, will be paid in the form of shares of common stock of the Company or LTIP Units in the Operating Partnership, to the extent available under the NorthStar Realty Equity Plans, or in cash to the extent shares of common stock of the Company or LTIP Units in the Operating Partnership are unavailable under the NorthStar Realty Equity Plans, and, pursuant to adjustments made in connection with the NSAM Spin-off and the NRE Spin-off, shares of NSAM’s common stock or LTIP Units in NSAM’s operating partnership and shares of NorthStar Europe’s common stock or LTIP Units in NorthStar Europe’s operating partnership (the “Long Term Amount Payout”). These performance-based RSUs were adjusted to refer to combined total stockholder return of the Company and NSAM with respect to periods after the NSAM Spin-off. These performance-based RSUs were again adjusted to refer to combined total stockholder return of the Company, NorthStar Europe and NSAM after the NRE Spin-off. Restricted stock or LTIP Units granted as a portion of the long-term incentive are subject to vesting based on continued employment during the performance period, but are not subject to performance-based vesting hurdles.
Under the Plan, for 2011, the Company issued 381,449 RSUs to executive officers, after giving effect to the Reverse Split, which were subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ended December 31, 2014. The grant date fair value was $10.80 per RSU, after giving effect to the Reverse Split, determined using a risk-free interest rate of 0.42%. As of December 31, 2014, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company issued 24,575 shares of common stock, net of the minimum statutory tax withholding requirements, on January 1, 2015, after giving effect to the Reverse Split and the Operating Partnership issued 334,871 LTIP Units, after giving effect to the Reverse Split. Under the Plan, for 2011, the Company also granted 381,449 LTIP Units to executive officers, after giving effect to the Reverse Split, which were subject to vesting in four annual installments ending on January 29, 2015, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 151,334 shares of restricted stock (net of forfeitures occurring through September 30, 2015), after giving effect to the Reverse Split, to certain non-executive employees, which were subject to vesting quarterly over three years beginning April 2012, subject to continued employment through the applicable vesting date.
Under the Plan, for 2012, the Company issued 352,418 RSUs to executive officers, after giving effect to the Reverse Split, which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2015. The grant date fair value was $24.64 per RSU, after giving effect to the Reverse Split, determined using a risk-free interest rate of 0.44%. Under the Plan, for 2012, the Company also granted 352,418 LTIP Units to executive officers, after giving effect to the Reverse Split, which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 144,883 LTIP Units (net of forfeitures occurring through September 30, 2015), after giving effect to the Reverse Split, to certain non-executive employees which are subject to vesting quarterly over three years beginning April 2013, subject to continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization.
Under the Plan, for 2013, the Company issued 250,184 RSUs to executive officers, after giving effect to the Reverse Split, which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2016. The grant date fair value was $53.92 per RSU, after giving effect to the Reverse Split, determined using a risk-free interest rate of 0.63%. Under the Plan, for 2013, the Company also granted 250,184 Deferred LTIP Units to executive officers, after giving effect to the Reverse Split, which are subject to vesting in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date and 130,787 Deferred LTIP Units, after giving effect to the Reverse Split, which were subject to vesting based on continued employment through December 31, 2015. The Company also granted 137,330 Deferred LTIP Units (net of forfeitures occurring through September 30, 2015), after giving effect to the Reverse Split, to certain non-executive employees which were subject to vesting quarterly over three years beginning April 2014, subject to continued employment through the applicable vesting date. Such Deferred LTIP Units were subsequently settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
NSAM Bonus Plan
In connection with the NSAM Bonus Plan, for 2014, approximately 31.65% of the long-term bonus was paid in Deferred LTIP Units and approximately 18.35% of the long-term bonus was paid by the Company by issuing RSUs. In connection with the long-term bonuses to be paid by the Company, in February 2015, the Company granted 519,115 Deferred LTIP Units to executive officers, after giving effect to the Reverse Split, of which 25% were vested upon grant and the remainder was subject to vesting in three equal annual installments beginning on December 31, 2015, subject to the executive officer’s continued employment

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

through the applicable vesting dates. The Company also granted 292,438 RSUs to executive officers, after giving effect to the Reverse Split, subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2017. The grant date fair value of such RSUs was $23.30 per RSU, after giving effect to the Reverse Split, determined using a risk-free interest rate of 1.00%. After the NRE Spin-off, these performance-based RSUs were adjusted to refer to combined total stockholder return of the Company and NorthStar Europe. In the first quarter 2015, the Company also granted 344,408 Deferred LTIP Units (net of forfeitures occurring through September 30, 2015), after giving effect to the Reverse Split, to certain non-executive employees, with substantially similar terms to the executive awards subject to time based vesting conditions. Such Deferred LTIP Units were settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
Other Issuances
Healthcare Strategic Joint Venture
In connection with entering into the Healthcare Strategic Partnership, the Company granted Mr. Flaherty 250,000 RSUs on January 22, 2014, after giving effect to the Reverse Split, which vest on January 22, 2019, unless certain conditions are met. In connection with the Spin-offs, the RSUs granted to Mr. Flaherty were adjusted to also relate to shares of NSAM’s common stock and NorthStar Europe’s common stock. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of the Company, NSAM and NorthStar Europe or in cash at the option of the Company.
Summary
Equity-based compensation expense for the three and nine months ended September 30, 2015 and for the three months ended September 30, 2014 represents the Company’s equity-based compensation following the NSAM Spin-off. The Company’s historical equity-based compensation for the nine months ended September 30, 2014, represents the Company’s expense after an allocation to NSAM related to the Company’s historical asset management business had it been run as an independent entity. Such amount is reported in discontinued operations.
For the three and nine months ended September 30, 2015, the Company recorded $6.2 million and $24.7 million of equity-based compensation expense (including $0.6 million and $4.3 million of fair value adjustments related to non-employees and $0.5 million and $1.6 million of dividends associated with non-employees, respectively). For the three and nine months ended September 30, 2014, the Company recorded $8.5 million and $20.3 million of equity-based compensation expense, respectively, which excludes $13.7 million of expense allocated to NSAM for the nine months ended September 30, 2014 which is recorded in discontinued operations in the consolidated statements of operations.
The following table presents a summary of restricted stock and LTIP Units. The balance as of September 30, 2015 represents unvested shares of restricted stock and LTIP Units that are outstanding, whether vested or not (grants in thousands):

	Nine Months Ended September 30, 2015
	Grants	Weighted Average Grant Price(2)
January 1, 2015	936	$46.50
Granted	1,294	37.15
Converted to common stock	(3)	31.02
Forfeited	(8)	34.66
Vesting of restricted stock	(256)	28.26
September 30, 2015(1)	1,963	$42.79
____________________________________________________________

(1)	Includes 92,397 shares of restricted stock and 1,870,528 LTIP Units as of September 30, 2015, after giving effect to the Reverse Split.

(2)	Amounts have been retrospectively adjusted to reflect the Reverse Split.

As of September 30, 2015, equity-based compensation expense to be recognized over the remaining vesting period through January 2019 is $38.2 million, provided there are no forfeitures and not taking into account any impact of the NRE Spin-off.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Stockholders’ Equity
Reverse Split
On November 1, 2015, the Company effected a Reverse Split of its common stock with any fractional shares settled in cash. As a result of the Reverse Split, common stock was reduced by dividing the par value prior to the Reverse Split by two (including retrospective adjustment of prior periods) with a corresponding increase to additional paid-in capital. The par value per share of common stock remained unchanged.
Share and per share amounts disclosed in the Company’s consolidated financial statements and the accompanying notes have been retrospectively adjusted to reflect the Reverse Split, including common stock outstanding, earnings per share and shares or units outstanding related to equity-based compensation, where applicable (refer to Note 11).
Common Stock
In February 2015, the Company issued the remaining 3.5 million shares of common stock, after giving effect to the Reverse Split, under the forward sale agreement entered into in 2014, for net proceeds of $122.2 million.
In March 2015, the Company issued 6.0 million shares of its common stock at a public offering price of $37.30 per share, after giving effect to the Reverse Split, and received net proceeds of $217.1 million. In connection with this offering, the Company entered into a forward sale agreement with a financial institution to issue an aggregate of 28.5 million shares of its common stock, after giving effect to the Reverse Split, subject to certain conditions. The forward sale agreement generally provides for settlement on one or more dates specified by the Company on or prior to November 30, 2015, subject to acceleration upon the occurrence of certain events. On a settlement date, if the Company decides to physically settle all or a portion of the forward sale agreement, it will issue common stock to such financial institution at the then-applicable forward sale price multiplied by 0.995. The initial forward sale price is equal to $36.28 per share, after giving effect to the Reverse Split. The forward sale agreement provides that the forward sale price will be adjusted based on the federal funds rate less the stock loan rate specified in the forward sale agreement and will be decreased by amounts related to expected dividends on the Company’s common stock during the term of the forward sale agreement. As of September 30, 2015, the Company issued 21.4 million shares of common stock under this forward sale agreement, after giving effect to the Reverse Split, for net proceeds of $747.0 million. In October 2015, the Company issued the remaining 7.1 million shares of common stock, after giving effect to the Reverse Split, under this forward sale agreement, for net proceeds of $239.9 million.
Share Repurchase
In September 2015, the Company’s board of directors authorized the repurchase of up to $500 million of its outstanding common stock. The authorization expires in September 2016, unless otherwise extended by the Company’s board of directors. As of September 30, 2015, the Company repurchased 0.7 million shares of its common stock, after giving effect to the Reverse Split, for approximately $18.2 million.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 3,569,962 shares of its common stock, after giving effect to the Reverse Split. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the nine months ended September 30, 2015, the Company issued 4,018 shares of its common stock, after giving effect to the Reverse Split, pursuant to the DRP for gross proceeds of $0.1 million.
Dividends
The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2015:

Common Stock		Preferred Stock
	Dividend		Dividend Per Share
Declaration Date	Per Share(1)	Declaration Date	Series A	Series B	Series C	Series D	Series E
February 25	$0.80	January 30	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
May 5	$0.80	April 29	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
August 4	$0.80	July 31	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
____________________________________________________________

(1)	Adjusted for the Reverse Split effected on November 1, 2015.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Earnings Per Share
The following table presents EPS for the three and nine months ended September 30, 2015 and 2014 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(126,111)	$(46,525)	$(255,215)	$(255,052)
Net income (loss) attributable to LTIP Units non-controlling interest	(1,301)	—	(2,370)	(5,296)
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(127,412)	$(46,525)	$(257,585)	$(260,348)
Denominator:(2)(3)
Weighted average shares of common stock	182,343	100,213	171,138	89,260
Weighted average LTIP Units(1)	1,844	—	1,338	1,374
Weighted average shares of common stock and LTIP Units(2)	184,187	100,213	172,476	90,634
Earnings (loss) per share:(3)
Basic	$(0.69)	$(0.46)	$(1.49)	$(2.86)
Diluted	$(0.69)	$(0.46)	$(1.49)	$(2.86)
____________________________________________________________

(1)
The EPS calculation takes into account LTIP Units, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes, shares under the forward sale agreement, restricted stock and RSUs outstanding that were not dilutive as of September 30, 2015. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)	Adjusted for the Reverse Split effected on November 1, 2015.

13.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership and the Company’s former operating partnership prior to the NSAM Spin-off. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carry value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. In connection with the formation of the Operating Partnership in March 2015, the Company recorded a non-controlling interest of $18.7 million related to LTIP Units. As of September 30, 2015, LTIP Units of 1,870,528 were outstanding, after giving effect to the Reverse Split, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three and nine months ended September 30, 2015 was a net loss of $1.3 million and $2.4 million, respectively. Net income (loss) attributable to the Company’s former operating partnership non-controlling interest for the six months ended June 30, 2014 was a loss of $5.3 million. Since the Operating Partnership was not formed until March 2015, there was no allocation of net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended September 30, 2014.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended September 30, 2015 and 2014 was a net loss of $2.2 million and $1.1 million, respectively. Net income (loss) attributable to the other non-controlling interests for the nine months ended September 30, 2015 and 2014 was a net loss of $12.7 million and $2.1 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents net income (loss) attributable to the Company’s common stockholders for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(126,100)	$(46,247)	$(255,204)	$(248,063)
Income (loss) from discontinued operations	(11)	(278)	(11)	(6,989)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(126,111)	$(46,525)	$(255,215)	$(255,052)

14.	Fair Value
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
PE Investments	$—	$—	$1,194,946	$1,194,946
Investments in unconsolidated ventures(1)	—	—	206,626	206,626
Real estate securities, available for sale:
N-Star CDO bonds			201,684	201,684
N-Star CDO equity	—	—	61,465	61,465
CMBS and other securities	—	15,027	43,474	58,501
CRE securities in N-Star CDOs
CMBS	—	291,533	65,421	356,954
Third-party CDO notes	—	—	23,546	23,546
Agency debentures	—	38,029	—	38,029
Unsecured REIT debt	—	9,152	—	9,152
Trust preferred securities	—	—	5,580	5,580
Subtotal CRE securities in N-Star CDOs	—	338,714	94,547	433,261
Subtotal real estate securities, available for sale	—	353,741	401,170	754,911
Derivative assets	—	24,054	—	24,054
Total assets	$—	$377,795	$1,802,742	$2,180,537
Liabilities:
CDO bonds payable	$—	$—	$343,553	$343,553
Junior subordinated notes	—	—	184,679	184,679
Derivative liabilities	—	133,382	—	133,382
Total liabilities	$—	$133,382	$528,232	$661,614
_____________________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

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
The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2015 (dollars in thousands):

	Nine Months Ended September 30, 2015
	PE Investments	Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2015	$962,038	$276,437	$481,576	$390,068	$215,172
Transfers into Level 3(2)	—	—	12,136	—	—
Transfers out of Level 3(2)	—	—	(3,052)	—	—
Purchases / borrowings / amortization / contributions	597,250	(301)	66,401	(20,491)	—
Sales	—	—	(77,230)	—	—
Paydowns / distributions	(497,515)	(40,870)	(93,638)	(52,825)	—
Gains:
Equity in earnings of unconsolidated ventures	155,670	16,068	—	—	—
Unrealized gains included in earnings	—	—	76,936	—	(30,493)
Realized gains included in earnings	—	—	20,521	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	254	—	—
Losses:
Unrealized losses included in earnings	(22,497)	(44,708)	(51,580)	23,572	—
Realized losses included in earnings	—	—	(1,950)	3,229	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(29,204)	—	—
September 30, 2015	$1,194,946	$206,626	$401,170	$343,553	$184,679
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$(22,497)	$(44,708)	$25,356	$(23,572)	$30,493
____________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

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
There were no transfers, other than those identified in the table above, during the periods ended September 30, 2015 and December 31, 2014.
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
For the nine months ended September 30, 2015, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Weighted Average
PE Investments	$1,194,946	Discounted Cash Flow Model	Discount Rate	17%
Investments in unconsolidated ventures(1)	$206,626	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	14%
N-Star CDO equity	$61,465	Discounted Cash Flow Model	Discount Rate	18%
_________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)	Includes timing and amount of expected future cash flow.

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
The following table presents the fair value of financial instruments for which the fair value option was elected as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014

Assets:
PE Investments	$1,194,946	$962,038
Investments in unconsolidated ventures(1)	206,626	276,437
Real estate securities, available for sale:(2)
N-Star CDO equity	61,465	102,467
CMBS and other securities	48,715	42,613
CRE securities in N-Star CDOs
CMBS	356,954	382,867
Third-party CDO notes	23,546	23,218
Agency debentures	38,029	40,529
Unsecured REIT debt	9,152	9,351
Trust preferred securities	5,580	5,850
Subtotal CRE securities in N-Star CDOs	433,261	461,815
Subtotal real estate securities, available for sale	543,441	606,895
Total assets	$1,945,013	$1,845,370
Liabilities:
CDO bonds payable	$343,553	$390,068
Junior subordinated notes	184,679	215,172
Total liabilities	$528,232	$605,240
___________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
September 30, 2015 excludes 28 CRE securities including $201.7 million of N-Star CDO bonds and $9.8 million of CRE securities, for which the fair value option was not elected. December 31, 2014 excludes 34 CRE securities including $262.3 million of N-Star CDO bonds and $9.3 million of CRE securities, for which the fair value option was not elected.

The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Assets:
Real estate securities, available for sale(1)	$(8,805)	$(6,667)	$13,252	$3,671
PE Investments(1)	(9,148)	—	(22,497)	—
Investments in unconsolidated ventures(1)	(30,446)	—	(39,789)	—
Foreign currency remeasurement(2)	(6,850)	(2,927)	(13,029)	(3,727)
Liabilities:
CDO bonds payable(1)	(9,998)	(8,397)	(23,572)	(190,176)
Junior subordinated notes(1)	22,576	2,193	30,493	(18,050)
Subtotal unrealized gain (loss), excluding derivatives	(42,671)	(15,798)	(55,142)	(208,282)
Derivatives	(95,641)	3,523	(125,286)	7,755
Subtotal unrealized gain (loss)	(138,312)	(12,275)	(180,428)	(200,527)
Net cash payments on derivatives (refer to Note 15)	(2,931)	(3,102)	(8,989)	(13,795)
Total	$(141,243)	$(15,377)	$(189,417)	$(214,322)
____________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$1,006,570	$965,719	$964,873	$1,187,316	$1,067,667	$1,066,911
Real estate securities, available for sale(2)	1,312,875	754,911	754,911	1,532,891	878,514	878,514
Derivative assets(2)(3)	5,551,398	24,054	24,054	3,848,859	3,247	3,247
Financial liabilities:(1)
Mortgage and other notes payable	$10,648,530	$10,596,175	$10,622,650	$8,531,285	$8,535,863	$8,539,363
Credit facilities	785,903	785,903	785,903	732,780	732,780	732,780
NRE Senior notes	340,000	340,000	333,200	—	—	—
CDO bonds payable(2)(4)	480,734	343,553	343,553	560,959	390,068	390,068
Securitization bonds payable	—	—	—	41,831	41,823	41,929
Exchangeable senior notes	31,360	29,374	50,121	45,588	41,762	82,443
Junior subordinated notes(2)(4)	280,117	184,679	184,679	280,117	215,172	215,172
Derivative liabilities(2)(3)	2,451,743	133,382	133,382	318,726	17,915	17,915
Borrowings of properties held for sale	249,777	249,777	246,527	N/A	N/A	N/A
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to “Determination of Fair Value” above for disclosures of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of September 30, 2015 and December 31, 2014.

(4)	The fair value option has been elected for these liabilities.

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
Borrowings of Properties Held for Sale
For the borrowings of properties held for sale, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR / Forward Rate	Range of Maturity
As of September 30, 2015:
NorthStar Realty
Interest rate caps	14	$4,183,873	$217		2.50% - 5.00%	January 2016 - December 2017
Interest rate swaps - N-Star CDOs	9	225,907	(10,389)	(2)	5.02% - 5.25%	January 2017 - July 2018
Interest rate swaps - other	3	2,081,821	(119,565)		0.62% - 4.17%	January 2016 - December 2029
Subtotal	26	6,491,601	(129,737)
NorthStar Europe(3)
Interest rate caps	7	1,367,525	23,837		0.50% - 2.00%	October 2015 - July 2023
Foreign currency forwards	3	144,015	(3,428)		N/A	November 2015 - August 2017
Subtotal	10	1,511,540	20,409
Total	36	$8,003,141	$(109,328)

As of December 31, 2014:
NorthStar Realty
Interest rate swaps - N-Star CDOs	10	$235,929	$(17,707)	(2)	5.00% - 5.25%	June 2015 - July 2018
Interest rate swaps - other	2	82,797	(208)		0.62% - 5.00%	January 2016 - July 2023
Interest rate caps	21	3,808,234	2,132		2.50% - 5.00%	January 2015 - December 2017
Subtotal	33	4,126,960	(15,783)
NorthStar Europe
Interest rate cap	1	40,625	1,115		2.00%	January 2020
Total	34	$4,167,585	$(14,668)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of September 30, 2015 and December 31, 2014.

(2)
Interest rate swaps in consolidated N-Star CDOs are liabilities and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, a credit valuation adjustment was not recorded.

(3)
The Company’s European Portfolio and related derivative instruments were contributed to NorthStar Europe upon the completion of the NRE Spin-off. Refer to Note 20. “Subsequent Events” for further disclosure.

The change in number and notional amount of derivative instruments from December 31, 2014 relates to derivatives entered into at the corporate level and in connection with new acquisitions, offset by contractual notional amortization and the maturity of a corporate interest rate cap and floor. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2015 and December 31, 2014.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Balance Sheet	September 30, 2015	December 31, 2014
	Location
Interest rate caps	Derivative assets	$24,054	$3,247
Interest rate swaps/foreign currency forwards	Derivative liabilities	$133,382	$17,915

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Operations Location	2015	2014	2015	2014
NorthStar Realty
Amount of gain (loss) recognized in earnings (loss):
Adjustment to fair value of interest rate swaps and caps	Unrealized gain (loss) on investments and other	$(86,890)	$3,523	$(114,036)	$7,755
Net cash payment on derivatives	Unrealized gain (loss) on investments and other	$(2,931)	$(3,102)	$(8,989)	$(13,795)
Amount of swap gain (loss) reclassified from OCI into earnings	Other interest expense	$(223)	$(228)	$(711)	$(685)
NorthStar Europe
Amount of gain (loss) recognized in earnings (loss):
Adjustment to fair value of interest rate swaps and caps	Unrealized gain (loss) on investments and other	$(9,576)	$—	$(7,821)	$—
Adjustment to fair value of foreign currency forwards	Unrealized gain (loss) on investments and other	$825	$—	$(3,429)	$—
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of September 30, 2015 and December 31, 2014.

16.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
In connection with certain hotel acquisitions, the Company entered into guaranty agreements with various hotel franchisors, pursuant to which the Company guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expires from 2029 to 2034. As of September 30, 2015, the aggregate amount remaining under these guarantees is $7.4 million.

17.	Variable Interest Entities
As of September 30, 2015, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
N-Star CDOs
As of September 30, 2015, the Company serves as collateral manager and/or special servicer for N-Star CDOs I and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs, and therefore, continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of these consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the nine months ended September 30, 2015 and 2014.
Unconsolidated VIEs
N-Star CDOs
The Company delegated the collateral management rights for N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013 to a third-party collateral manager/collateral manager delegate who is entitled

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company evaluated the fees paid to the third-party collateral manager/collateral manager delegate and concluded that such fees represented a variable interest in the deconsolidated loan CDOs and that the third party was functioning as a principal. The Company determined that the delegation of the Company’s collateral management power in the CDOs was a VIE reconsideration event and concluded that these CDOs were still VIEs as the equity investors do not have the characteristics of a controlling financial interest. The Company then reconsidered if it was the primary beneficiary of such VIEs and determined that it no longer has the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to selling collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company does not consolidate the assets and liabilities for N-Star CDOs IV, VI and VIII, CSE CDO and the CapLease CDO. In September 2015, N-Star CDO IV was liquidated.
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
Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of September 30, 2015. These unconsolidated VIEs are summarized as follows:
Real Estate Debt Investments
The Company identified four CRE debt investments with an aggregate carrying value of $77.4 million as variable interests in a VIE. The Company determined that it is not the primary beneficiary of such VIEs, and as such, the VIEs are not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified two CRE securities, other than investments in N-Star CDOs, with an aggregate fair value of $46.5 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization it did not sponsor. For one of these securitizations, an affiliate of NSAM was appointed as special servicer. The special servicing business for certain securitizations was transferred to NSAM in connection with the NSAM Spin-off. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.
NorthStar Realty Finance Trusts
The Company owns all of the common stock of the Trusts. The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of September 30, 2015, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in unconsolidated ventures on the consolidated balance sheets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investments
In May 2015, in connection with the Company’s investment in PE Investment XIII, the Company determined that two of the underlying funds are VIEs. The Company determined that the funds are a VIE as there is insufficient equity at risk in each limited partnership and the general partner in each fund has the power to direct the activities that most significantly impact the funds’ economic performance as the general partner performs such activities. As of September 30, 2015, the Company’s investment in both funds is $38.8 million. As of September 30, 2015, the amount of expected future contributions to both funds is $3.1 million.
Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2015 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	PE Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$77,438	$—	$—	$77,438	$77,438
Investments in unconsolidated ventures	3,742	—	—	—	3,742	3,742
Investments in private equity funds, at fair value	—	—	—	38,772	38,772	38,772
Real estate securities, available for sale:
N-Star CDO bonds	—	—	201,684	—	201,684	201,684
N-Star CDO equity	—	—	61,465	—	61,465	61,465
CMBS	—	—	46,482	—	46,482	46,482
Subtotal real estate securities, available for sale	—	—	309,631	—	309,631	309,631
Total assets	3,742	77,438	309,631	38,772	429,583	429,583
Junior subordinated notes, at fair value	184,679	—	—	—	184,679	NA
Total liabilities	184,679	—	—	—	184,679	NA
Net	$(180,937)	$77,438	$309,631	$38,772	$244,904	$429,583
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of September 30, 2015 would not exceed the carrying value of its investment.
The Company is not contractually required to provide financial support to any of its unconsolidated VIEs during the nine months ended September 30, 2015 and 2014 however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer of the deconsolidated N-Star CDOs, may in its sole discretion provide support such as protective and other advances it deems appropriate. As of September 30, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

•
Multifamily - The multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. Currently, the Company is exploring the sale of its multifamily portfolio.

•	Multi-tenant Office - The Company pursues the acquisition of multi-tenant office properties.

•
PE Investments - The real estate business also includes investments (directly or indirectly in joint ventures) owning limited partnership interests in real estate private equity funds, managed by institutional quality sponsors and diversified by property type and geography.

•
European Real Estate - The Company’s European Portfolio is predominantly focused on office properties and may expand by acquiring other types of commercial real estate located throughout Europe. On October 31, 2015, in connection with the NRE Spin-off, the Company contributed the European Portfolio to NorthStar Europe.  Refer to Note 1 and Note 20 for further disclosure.

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

•
N-Star CDOs - The Company historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company’s remaining consolidated CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, this distinct business is a significantly smaller portion of its business today than in the past. As of September 30, 2015, only N-Star securities CDOs I and IX continue to be consolidated. Refer to Note 17 for further disclosure regarding deconsolidated N-Star CDOs. The Company continues to receive collateral management fees related to administrative responsibilities for deconsolidated N-Star CDO financing transactions, which are recorded in other revenue and included in the N-Star CDOs segment.

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
Prior to the NSAM Spin-off, the Company generated fee income from asset management activities. The asset management segment represents the consolidated results of operations and balance sheet of such asset management business which was transferred to NSAM in connection with the NSAM Spin-off. Amounts related to the asset management business are reported in discontinued operations and include an allocation of indirect expenses related to managing the NSAM Sponsored Companies and owning NorthStar Securities, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had the asset management business been run as an independent entity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

Statement of Operations:							N-Star CDOs(1)
Three months ended September 30, 2015	U.S. Real Estate		European Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Consolidated Total
Rental and escalation income	$194,269		$41,319		$—	$—	$—	$—		$235,588
Hotel related income	219,427		—		—	—	—	—		219,427
Resident fee income	70,257		—		—	—	—	—		70,257
Net interest income on debt and securities	2,661	(2)	—		23,737	17,228	12,407	3,076	(3)	59,109
Other interest expense	113,351		14,558		—	—	—	13,323		141,232
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(52,137)	(4)	(32,971)	(5)	24,871	15,465	(5,160)	(121,603)	(6)	(171,535)
Equity in earnings (losses) of unconsolidated ventures	60,359		—		—	—	—	—		60,359
Income tax benefit (expense)	2,391		504		(154)	(82)	—	—		2,659
Income (loss) from continuing operations	10,613		(32,467)		24,717	15,383	(5,160)	(121,603)		(108,517)
Income (loss) from discontinued operations	(11)		—		—	—	—	—		(11)
Net income (loss)	10,602		(32,467)		24,717	15,383	(5,160)	(121,603)		(108,528)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $1.3 million of collateral management fees were earned from CDO financing transactions for the three months ended September 30, 2015, of which $0.6 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Griffin-American portfolio.

(3)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(4)	Primarily relates to transaction costs of $3.7 million and depreciation and amortization of $118.4 million.

(5)	Primarily relates to depreciation and amortization of $18.8 million.

(6)	Includes management fees to NSAM of $51.3 million.

Statement of Operations:						N-Star CDOs(1)
Three months ended September 30, 2014	U.S. Real Estate		European Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate		Consolidated Total
Rental and escalation income	$86,236		$135	$—	$—	$277	$—		$86,648
Hotel related income	79,194		—	—	—	—	—		79,194
Resident fee income	25,027		—	—	—	—	—		25,027
Net interest income on debt and securities	1,223	(3)	—	37,541	24,748	14,424	—	(4)	77,936
Other interest expense	49,567		—	—	—	—	10,356		59,923
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(38,697)	(5)	(4,244)	35,224	34,196	7,203	(98,247)		(64,565)
Equity in earnings (losses) of unconsolidated ventures	41,544		—		—	—	150		41,694
Income tax benefit (expense)	(3,460)		—	—	—	—	—		(3,460)
Income (loss) from continuing operations	(4,554)		(4,244)	39,315	34,196	7,203	(98,247)		(26,331)
Income (loss) from discontinued operations	(278)		—	—	—	—	—		(278)
Net income (loss)	(4,832)		(4,244)	39,315	34,196	7,203	(98,247)		(26,609)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $1.3 million of collateral management fees were earned from CDO financing transactions for the three months ended September 30, 2014, of which $0.6 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

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

(5)	Includes depreciation and amortization of $51.3 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:							N-Star CDOs(1)
Nine months ended September 30, 2015	U.S. Real Estate		European Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Consolidated Total
Rental and escalation income	$538,385		$75,195		$—	$—	$302	$—		$613,882
Hotel related income	594,284		—		—	—	—	—		594,284
Resident fee income	199,463		—		—	—	—	—		199,463
Net interest income on debt and securities	7,589	(2)	—		79,061	49,671	35,723	8,255	(3)	180,299
Other interest expense	318,904		21,367		—	—	—	40,954		381,225
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(103,677)	(4)	(141,300)	(5)	80,652	87,827	(823)	(303,838)	(6)	(381,159)
Equity in earnings (losses) of unconsolidated ventures	171,738		—		—	—	—	—		171,738
Income tax benefit (expense)	(9,096)		11,882		(382)	(119)	—	—		2,285
Income (loss) from continuing operations	58,965		(129,418)		80,270	87,708	(823)	(303,838)		(207,136)
Income (loss) from discontinued operations	(11)		—		—	—	—	—		(11)
Net income (loss)	58,954		(129,418)		80,270	87,708	(823)	(303,838)		(207,147)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $4.1 million of collateral management fees were earned from CDO financing transactions for the nine months ended September 30, 2015, of which $1.8 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Griffin-American portfolio.

(3)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(4)	Primarily relates to transaction costs of $22.9 million and depreciation and amortization of $338.8 million.

(5)	Primarily relates to transaction costs of $127.2 million and depreciation and amortization of $35.0 million.

(6)	Includes management fees to NSAM of $151.3 million.

Statement of Operations:						N-Star CDOs(1)
Nine months ended September 30, 2014	U.S. Real Estate		European Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate		Asset Management(2)	Consolidated Total
Rental and escalation income	$231,664		$135	$—	$—	$950	$—		$—	$232,749
Hotel related income	101,720		—	—	—	—	—		—	101,720
Resident fee income	40,087		—	—	—	—	—		—	40,087
Net interest income on debt and securities	3,589	(3)	—	104,955	64,001	44,740	8,808	(4)	—	226,093
Other interest expense	106,942		—	—	—	—	36,894		—	143,836
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(87,073)	(5)	(4,244)	100,267	72,284	(168,256)	(217,598)		—	(304,620)
Equity in earnings (losses) of unconsolidated ventures	106,813		—	2,644	—	—	173		—	109,630
Income tax benefit (expense)	(8,224)		—	—	—	—	—		—	(8,224)
Income (loss) from continuing operations	6,014		(4,244)	108,586	72,284	(168,256)	(217,598)		—	(203,214)
Income (loss) from discontinued operations	(915)		—	—	—	—	—		(6,074)	(6,989)
Net income (loss)	5,099		(4,244)	108,586	72,284	(168,256)	(217,598)		(6,074)	(210,203)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $4.5 million of collateral management fees were earned from CDO financing transactions for the nine months ended September 30, 2014, of which $2.0 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

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

(5)	Includes depreciation and amortization of $110.4 million.
The following table presents total assets by segment as of September 30, 2015 and December 31, 2014 (dollars in thousands):

						N-Star CDOs(1)
Total Assets	U.S. Real Estate	European Real Estate	CRE Debt	Corporate	CRE Securities	CRE Securities	Consolidated Total
September 30, 2015	$14,018,749	$2,651,493	$975,965	$180,493	$326,591	$469,623	$18,622,914
December 31, 2014	$12,902,611	$162,182	$1,160,763	$176,300	$421,840	$502,660	$15,326,356
_____________________________________

(1)	Based on CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

19.	Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Reclassification of operating real estate to assets held for sale	$364,435	$—
Reclassification of mortgage note payable to liabilities held for sale	273,360	—
Assumption of mortgage note payable upon purchase	273,023	870,871
Reclassification of operating real estate to deferred costs and intangible assets	216,345	132,197
Acquired assets and liabilities in connection with the New European Portfolio	49,942	—
Deferred purchase price for PE Investment XIV (refer to Note 5)	47,808	—
Escrow deposit payable related to CRE debt investments	42,996	50,360
Reduction of assets and liabilities held for sale via taking title	28,962	—
Reclassification of other assets to operating real estate	25,577	—
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 13)	24,776	—
Conversion of Deferred LTIP Units to LTIP Units (refer to Note 13)	18,730	—
Retirement of shares of common stock	18,183	—
Conversion of exchangeable senior notes	13,590	310,463
Non-cash related to PE Investments	8,008	1,847
Dividends payable related to RSUs	3,283	1,143
Contribution from non-controlling interest	1,461	73,486
Exchangeable senior notes exchanged for 2014 Senior Notes (refer to Note 8)	—	296,382
PE Investment IX purchase price payable	—	186,454
Net assets distributed in NSAM Spin-off (refer to Note 9)	—	39,709
Conversion of LTIP Units (refer to Note 11)	—	18,611
Reclassification of CRE debt investment to held for sale	—	15,223
Reclassification of operating real estate to other assets	—	14,141
Issuance of common stock related to transactions	—	6,803

20.	Subsequent Events
Dividends
On November 3, 2015, the Company declared a dividend of $0.75 per share of common stock, after giving effect to the Reverse Split. The common stock dividend will be paid on November 20, 2015 to stockholders of record as of the close of business on November 16, 2015. On October 28, 2015, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on November 16, 2015 to stockholders of record as of the close of business on November 9, 2015.
Spin-off of European Real Estate Business
On October 31, 2015, the Company completed the NRE Spin-off into a separate publicly-traded REIT, NorthStar Europe, in the form of the NRE Distribution. In connection with the NRE Distribution, each of the Company’s common stockholders received shares of NorthStar Europe’s common stock on a one-for-six basis, before giving effect to the Reverse Split. The Company contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding the Company’s European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets and $250 million of cash. NSAM manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NSAM. In connection with the NRE Spin-off, the Company’s management agreement with NSAM was amended and restated to, among other things, commensurately adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.
Reverse Stock Spit
On November 1, 2015, the Company completed a one-for-two reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “N-Star,” “we,” “us”, “NorthStar Realty” or “our” refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.
Introduction
NorthStar Realty Finance Corp. is a diversified commercial real estate company, with 85% of its total assets invested in real estate, of which 76% is invested in direct real estate, excluding our European Portfolio (as defined below). We generated 88% of our revenue from our real estate portfolio for the nine months ended September 30, 2015, excluding our European Portfolio. We invest in multiple asset classes across commercial real estate, or CRE, that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of global commercial real estate assets and in turn build long-term franchise value. We are a Maryland corporation and completed our initial public offering in October 2004. We conduct our operations so as to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes.
Spin-offs
On June 30, 2014, we completed the spin-off of our historical asset management business, or the NSAM Spin-off, in the form of a tax-free distribution, or the NSAM Distribution. Effective upon the NSAM Spin-off, we are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM.
On October 31, 2015, we completed the previously announced spin-off of our European real estate business, or the NRE Spin-off, into a separate publicly-traded REIT, NorthStar Realty Europe Corp., or NorthStar Europe, in the form of a taxable distribution, or the NRE Distribution. In connection with the NRE Distribution, each of our common stockholders received shares of NorthStar Europe’s common stock on a one-for-six basis, before giving effect to a one-for-two reverse stock split of our common stock, or the Reverse Split. We contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding our European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets, or our European Portfolio and $250 million of cash. NSAM manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NSAM.
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

•
Multifamily - Our multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. Currently, we are exploring the sale of our multifamily portfolio.

•	Multi-tenant Office - We pursue the acquisition of multi-tenant office properties.

•
PE Investments - Our real estate business also includes investments (directly or indirectly in joint ventures) owning PE Investments managed by institutional quality sponsors and diversified by property type and geography.

•
European Real Estate - Our European Portfolio is predominantly focused on office properties and may expand by acquiring other types of commercial real estate located throughout Europe. On October 31, 2015, in connection with the NRE Spin-off, we contributed our European Portfolio to NorthStar Europe.  Refer to “Our Investments - European” and “Recent Developments” for further discussion.

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
To date in 2015, we issued aggregate capital of $1.3 billion. In 2014, we issued aggregate net capital of $2.6 billion, including $1.3 billion from the issuance of common equity (including the remaining shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million), $1.1 billion as part of the consideration for the merger of Griffin-American Healthcare REIT II, Inc., or Griffin-American, and $242 million from the issuance of preferred equity.
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
With respect to corporate-level financing, in August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of November 5, 2015, $335 million of financing remains undrawn under our corporate revolving credit facility. There is no available financing remaining under our corporate term facility.
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

Our Investments
The following table presents our investments as of September 30, 2015, adjusted for acquisitions and commitments to purchase real estate through November 5, 2015 (refer to the below and Recent Developments) (dollars in thousands):

	Amount(1)%
Real Estate
Healthcare(2)	$6,753,356	33.7%
Hotel	3,412,132	17.1%
Manufactured housing communities(3)	1,746,517	8.7%
Net lease	782,055	3.9%
Multifamily	382,435	1.9%
Multi-tenant office	171,658	0.9%
Subtotal	13,248,153	66.2%
Private equity fund investments	1,438,269	7.2%
Corporate investments(4)	110,739	0.6%
Total real estate	14,797,161	74.0%
CRE Debt
First mortgage loans	392,186	2.0%
Mezzanine loans	101,873	0.5%
Subordinate interests	170,600	0.9%
Corporate loans	301,596	1.5%
Subtotal	966,255	4.9%
CRE debt of consolidated N-Star CDOs	40,315	0.2%
Other	26,418	0.1%
Total CRE debt	1,032,988	5.2%
CRE Securities
N-Star CDO bonds(5)	513,170	2.6%
N-Star CDO equity	76,700	0.4%
Other securities	119,287	0.6%
Total CRE securities	709,157	3.6%
Subtotal	16,539,306	82.8%
Assets underlying deconsolidated CRE Debt CDOs(6)	959,870	4.7%
NorthStar Realty Subtotal	17,499,176	87.5%
European real estate(7)	2,496,532	12.5%
Grand total	$19,995,708	100.0%
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

(2)	Includes $475 million of Sterling denominated real estate in the United Kingdom owned in connection with the acquisition of the Griffin-American Portfolio.

(3)	Includes a commitment to acquire a $138 million portfolio of manufactured housing communities consisting of 4,025 pad sites across 13 communities.

(4)	Represents our investments in RXR Realty LLC, or RXR Realty, Aerium Group, or Aerium, and SteelWave, LLC (formerly known as Legacy Partners Commercial LLC), or SteelWave.

(5)	Includes N-Star CDO bonds with a principal amount of $135 million related to CRE securities CDOs that are eliminated in consolidation.

(6)
Includes assets of deconsolidated CRE debt CDOs, referred to as N-Star CDOs. Based on the respective remittance report issued on date nearest to September 30, 2015. This amount excludes $455 million of aggregate N-Star CDO equity and N-Star CDO bonds included in CRE securities.

(7)	Our European Portfolio was contributed to NorthStar Europe upon the completion of the NRE Spin-off. Refer to “Recent Developments” for further discussion.
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
Our Portfolio
As of September 30, 2015, adjusted for acquisitions and commitments to purchase through November 5, 2015, $14.8 billion, or 85%, of our assets were invested directly in real estate properties and indirectly through our PE Investments and our corporate interests, excluding our European Portfolio which was contributed to NorthStar Europe in connection with the NRE Spin-off. The following table presents our direct investments in real estate properties as of September 30, 2015, adjusted for acquisitions and commitments to purchase through November 5, 2015 (refer to Recent Developments) (dollars in thousands):

Type	Number	Amount(1)%		Capacity		Primary Locations
Healthcare
Medical office buildings (MOB)	149	$2,153,982	16.3%	6.0 million	square feet	IN, TX, GA, CO, IL
Skilled nursing facilities (SNF)(2)	108	1,358,111	10.3%	12,700	beds	FL, PA, IL, IN, VA
Assisted living facilities - RIDEA (ALF-RIDEA)	109	1,190,724	9.0%	6,300	units	IL, OR, OH, TX, MA, WA
Independent living facilities (ILF)	32	896,524	6.8%	4,000	units	CA, TX, WA
Assisted living facilities - Net lease (ALF-Net Lease)	83	867,420	6.5%	4,300	units	UK, NC, OR, MN, IN
Hospital (HOS)	14	286,595	2.2%	800	beds	CA, MO, TX
Subtotal	495	6,753,356	51.1%
Hotel	167	3,412,132	25.7%	22,088	rooms	VA, NJ, CA, TX
Manufactured housing communities	136	1,746,517	13.2%	33,061	pad sites	CO, UT, FL, TX, WY, NY
Net lease
Industrial	35	378,130	2.9%	6.1 million	square feet	CA, IL, FL, GA, MI
Office(3)	19	339,371	2.6%	2.3 million	square feet	CA, FL, NJ, UT
Retail	10	64,554	0.5%	467,971	square feet	NH, MA, ME
Subtotal	64	782,055	6.0%
Multifamily(3)	12	382,435	2.8%	4,514	units	TN, GA, FL
Multi-tenant office	13	171,658	1.2%	1.0 million	square feet	CO, TX, CA
NorthStar Realty subtotal	887	13,248,153	100.0%
European real estate(4)	52	2,496,532		520,323	square meters	UK, France, Germany
Total	939	$15,744,685
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $1.0 billion related to net intangibles. Additionally, includes $57 million of notes receivable and $380 million of escrows and other assets.

(2)	Includes three properties with a cost of $14 million owned pursuant to a RIDEA structure.

(3)	Includes our interest in joint ventures that own a net lease property and multifamily property of $27 million and $39 million, respectively.

(4)	Our European Portfolio was contributed to NorthStar Europe upon the completion of the NRE Spin-off. Refer to “Recent Developments” for further discussion.
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

As of September 30, 2015, $6.8 billion, or 33.7%, of our assets were invested in healthcare properties. The following presents a summary of our healthcare portfolio and diversity across property type based on net cash flow:

		Healthcare by Property Type
Total Healthcare Portfolio	$6.8 billion
Number of facilities	495
Number of units/beds(1)	28,104

Weighted average occupancy	87%
Weighted average lease coverage	1.5x
Weighted average lease term	8.7 years

Net cash flow related to:
Medical office buildings/net lease/hospitals	83%
RIDEA	17%
___________________________________

(1)	Represents number of units for ALF/ILF property types and number of beds for SNF property types.
Hotel Portfolio
Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.
As of September 30, 2015, $3.4 billion, or 17.1%, of our assets were invested in hotel properties. The following presents a summary of our hotel portfolio and diversity across geographic location based on number of rooms:

		Hotel by Geographic Location
Total Hotel Portfolio	$3.4 billion
Number of hotels	167
Number of rooms	22,088
Weighted average occupancy(1)	75%

Rooms by brand:
Marriott	75%
Hilton	16%
Starwood	4%
Hyatt	3%
Intercontinental	2%
___________________________________

(1)	Represents projected weighted average occupancy for 2015.
European Real Estate
Our European commercial real estate business is currently predominantly focused on office properties and may expand by acquiring other types of commercial real estate located throughout Europe and excludes our European healthcare properties.  On October 31, 2015, we completed the NRE Spin-off into a separate publicly-traded REIT, NorthStar Europe. Refer to “Recent Developments” for further discussion.
As of September 30, 2015, $2.5 billion, or 12.5%, of our assets were invested in our European Portfolio.

The following presents a summary of our European Portfolio and diversity across geographic location based on purchase price:

		European Real Estate by Geographic Location
Total European Portfolio, at cost(1)	$2.6 billion
Number of properties	52
Number of countries	9
Total square meters	520,323
Weighted average occupancy	87%
Weighted average lease term	5.1 years

In-place rental income related to:(2)
Office properties	94%
Other	6%
___________________________________

(1)	Includes transaction costs incurred of approximately $100 million.

(2)	In-place rental income represents gross rent contractually due from the properties.
Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.
As of September 30, 2015, adjusted for a commitment to acquire through November 5, 2015, $1.7 billion, or 8.7%, of our assets were invested in manufactured housing communities. In October 2015, we committed to acquire a $138 million portfolio of manufactured housing communities consisting of 4,025 pad sites across 13 communities.
The following presents a summary of our manufactured housing communities portfolio and diversity across geographic location based on net cash flow:

		Manufactured Housing Communities by Geographic Location
Total Manufactured Housing Portfolio	$1.7 billion
Number of communities	136
Number of pad rental sites	33,061
Number of manufactured homes	4,100
Number of states	14
Weighted average occupancy	85%

Net cash flow related to:
Pad rental sites	89%
Other	11%
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

As of September 30, 2015, $782 million, or 3.9%, of our assets were invested in net lease properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our net lease portfolio and diversity across geographic location based on number of properties:

		Net Lease by Geographic Location
Total Net Lease Portfolio	$782 million
Number of properties	64
Number of states	23
Total square feet	8.8 million
Weighted average occupancy	96%
Weighted average lease term	9.0 years

Net cash flow related to:
Industrial	49%
Office	43%
Retail	8%
Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that we believe are well suited to capture the formation of new households.
As of September 30, 2015, $382 million, or 1.9%, of our assets were invested in multifamily properties, including one property owned through an unconsolidated joint venture. Currently, we are exploring the sale of our multifamily portfolio. The following presents a summary of our multifamily portfolio and diversity across geographic location based on net cash flow:

		Multifamily by Geographic Location
Total Multifamily Portfolio	$382 million
Number of properties	12
Number of states	6
Number of units	4,514

Weighted average occupancy	93%

Multi-tenant Office
We, through a joint venture with SteelWave, are focused on acquiring multi-tenant office properties in the western United States.
As of September 30, 2015, $172 million, or 0.9%, of our assets were invested in multi-tenant office properties. The following presents a summary of our multi-tenant office portfolio and diversity across geographic location based on cost:

		Multi-tenant Office by Geographic Location
Total Multi-tenant Office Portfolio	$172 million
Number of properties	13
Number of states	3
Total square feet	1,021,000

Weighted average occupancy	89%
PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests.
As of September 30, 2015, $1.4 billion, or 7.2%, of our assets were invested in PE Investments through unconsolidated ventures or direct investments. The following tables present a summary of our PE Investments (dollars in millions):

												Underlying Fund Interests
PE Investment (1)(9)	Initial Closing Date	Amount		Number of Funds		Number of General Partners		Initial NAV		Initial NAV as a Percentage of Cost (2)	NAV Growth(3)	Assets, at Cost	Implied Leverage(4)	Expected Future Funding (5)
PE Investment I(6)	February 15, 2013	$175.0		49		26		$802.4		66.2%	28.3%	$18,500	46.4%	$6
PE Investment II(7)	July 3, 2013	442.2	(8)	24		15		910.0	(8)	73.5%	21.6%	20,900	37.6%	2
PE Investment III	December 31, 2013	43.2		8		4		80.3		119.0%	12.5%	2,300	39.5%	—
PE Investment IV	May 30, 2014	8.6		1		1		8.8		113.4%	8.6%	500	54.2%	—
PE Investment V	July 1, 2014	7.9		3		1		23.0		57.8%	6.5%	700	61.1%	—
PE Investment VI	July 30, 2014	80.4		20		12		98.3		77.5%	7.5%	9,100	44.8%	1
PE Investment VII	August 15, 2014	35.7		14		12		65.7		79.2%	12.0%	1,000	40.9%	1
PE Investment IX	October 2, 2014	136.0		11		7		232.8		135.3%	12.7%	21,200	25.6%	3
PE Investment X	December 4, 2014	125.9		13		7		160.4		108.1%	6.3%	4,600	50.2%	—
PE Investment XI	May 1, 2015	4.1		2		1		7.9		64.0%	9.4%	1,600	34.8%	—
PE Investment XII	May 5, 2015	2.8		1		1		6.1		212.0%	9.8%	800	25.8%	—
PE Investment XIII	May 22, 2015	308.1		11		5		454.8		90.5%	8.5%	3,000	57.3%	6
PE Investment XIV	September 9, 2015	68.2		15		5		100.4		51.8%	14.7%	9,300	59.0%	2
Total		$1,438.1		172	(10)	97	(10)	$2,950.9				$93,500		$21
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received.

(3)
The net asset value, or NAV, growth is measured from the agreed upon NAV at date of acquisition, or Initial NAV. The NAV growth for PE Investments owned for less than twelve months is annualized based on actual reported income from the Initial NAV through June 30, 2015.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the estimated amount of expected future contributions to funds as of September 30, 2015.

(6)	We, together with NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.

(7)
We, NorthStar Income and funds managed by Goldman Sachs Asset Management each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively. PE Investment II paid an initial amount of $505 million and will pay the remaining $411 million, or 45% of the purchase price, or the Deferred Amount, by the last day of the fiscal quarter after the four year anniversary of the applicable closing date of each fund interest. As of September 30, 2015, our share of the Deferred Amount was $243 million. In April 2015, PE Investment II paid $61 million of the Deferred Amount to PE II Seller, of which our share was $43 million.

(8)	Includes the Deferred Amount for PE Investment II.

(9)
On August 19, 2014, we, through a subsidiary, entered into a joint venture with a third party to source and invest in real estate private equity funds, or PE Investment VIII. For the nine months ended September 30, 2015, PE Investment VIII has not made any investments.

(10)	Includes 27 funds and 20 general partners held across multiple PE Investments.

	Our Proportionate Share of PE Investments
	September 30, 2015
	Three Months Ended	Nine Months Ended	From Various to(1)
Income	$55.1	$155.7	$372.4
Return of Capital	127.2	341.8	708.3
Total Distributions	182.3	497.5	1,080.7
Contributions(2)	2.2	49.9	96.4
Net	$180.1	$447.6	$984.3
_______________________________________________________

(1)	Represents activity from the respective initial closing date through September 30, 2015.

(2)	Contributions for the nine months ended September 30, 2015 represents a payment of the deferred purchase price for PE Investment II.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of June 30, 2015:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
Corporate Investments
RXR Realty
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. The investment includes an approximate 27% equity interest in RXR Realty, which represented $86 million as of September 30, 2015.
Aerium
In June 2014, we acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties. The investment in Aerium represented $18 million as of September 30, 2015.
SteelWave
In September 2014, we entered into a debt and equity investment with SteelWave, comprised of a 40% interest in the common equity of certain entities affiliated with SteelWave. SteelWave is a leading real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment in SteelWave represented $6 million as of September 30, 2015.
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
Our Portfolio
As of September 30, 2015, $966 million, or 4.9%, of assets were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs and other CRE debt accounted for as joint ventures, consisting of 37 loans with an average investment size of $24 million and weighted average extended maturity of 4.0 years. We directly originated approximately 92% of our current portfolio of CRE debt investments (excluding debt investments acquired in connection with Griffin-American). The following table presents a summary of our CRE debt investments as of September 30, 2015 (dollars in thousands):

					Weighted Average(3)			Floating Rate as % of Principal Amount(3)
	Number(1)	Principal Amount	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR	Yield
Asset Type:
First mortgage loans	15	$392,186	$365,052	40.6%	10.54%	6.32%	6.75%	64.1%
Mezzanine loans	9	101,873	98,151	10.6%	13.85%	11.72%	12.26%	27.5%
Subordinate interests	5	170,600	170,040	17.7%	13.11%	10.93%	12.48%	27.5%
Corporate loans	8	301,596	307,792	31.1%	12.44%	—	12.19%	—
Total/Weighted average	37	$966,255	$941,035	100.0%	12.33%	7.44%	10.14%	33.7%
____________________________________________________________

(1)	Excludes amounts related to joint ventures and CRE debt underlying our CDOs.

(2)	Based on principal amount.

(3)	Excludes two CRE debt investments with an aggregate principal amount of $9 million that were originated prior to 2008.

The following presents our $966.3 million CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

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

The following table presents our interest in the N-Star CDOs as of September 30, 2015 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)(3)
AAA	2	$101,900
AA through BBB	20	250,823
Below investment grade	10	160,447
	32	513,170
N-Star CDO equity(4)	4	76,700
Total	36	$589,870
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity. There is no assurance we will receive the maximum amount of principal proceeds.

(2)	Based on original credit rating. Includes eight N-Star CDO bonds with a principal amount of $135 million related to our securities CDOs that are eliminated in consolidation.

(3)
Unencumbered N-Star CDO bonds are owned by us, of which $379 million of principal amount were repurchased at a discount to par at a weighted average original credit rating of A / A2 and a weighted average purchase price of 37%.

(4)	Represents our equity interests in the deconsolidated CRE debt N-Star CDOs. In September 2015, N-Star CDO IV was liquidated and the third-party senior bondholders of N-Star CDO IV were repaid in full.
The following table presents a summary of our deconsolidated N-Star CRE debt CDOs as of September 30, 2015 (dollars in thousands):

Issue/Acquisition Date	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of September 30, 2015(1)
Assets, principal amount	$258,556	$744,522	$123,378		$484,915		$1,611,371
CDO bonds, principal amount(2)	209,925	589,699	109,101		410,500		1,319,225
Net assets	$48,631	$154,823	$14,277		$74,415		$292,146

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$3,061	$10,431	$591		$1,552		$15,635
Collateral management and other fees(4)	278	665	61		494		1,617
Interest coverage cushion (IC)(1)	2,705	3,441	372		1,583
Overcollateralization cushion (OC)(1)	52,524	118,146	9,753		88,505
At offering	17,412	42,193	5,987	(5)	(151,595)	(6)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to September 30, 2015.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on cash receipts and total includes $0.1 million of fees earned by N-Star CDO IV prior to its liquidation in September 2015.

(5)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(6)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of the CRE debt in our deconsolidated N-Star CDOs, based on principal amount, as of September 30, 2015:

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
For financial information regarding our asset management segment prior to the NSAM Spin-off, refer to Note 18. “Segment Reporting” in our accompanying consolidated financial statements included in Item 1. “Financial Statements.”
Profitability and Performance Metrics
We calculate cash available for distribution, or CAD, and net operating income, or NOI, as metrics to evaluate the profitability and performance of our business (refer to “Non-GAAP Financial Measures” for a description of these metrics).
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
A proxy for the liquidity in the commercial real estate market is non-agency CMBS issuance. Approximately $80 billion and $88 billion of non-agency CMBS was issued in the United States in 2013 and 2014, respectively. For the nine months ended September 30, 2015, approximately $72 billion of new CMBS issuance occurred in the United States, with a current projection of $95 billion for 2015, slightly below the original projection of $100 billion for 2015. We believe the U.S. economy is on a healthy growth path. However, there are concerns about low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their own problems with low inflation and slow growth.
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
Valuations in the commercial real estate markets have generally improved since bottoming out in 2009 and some assets in certain markets are at or through peak 2007 levels. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and are forecasted to continue to improve in 2015. However, global economic and political headwinds remain. For instance, global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the CRE market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there is an increased supply of liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
Virtually all commercial real estate property types were adversely impacted by the credit crisis and subsequent recession, while some such as land, condominium and other commercial property types were more severely impacted. Our commercial real estate equity, debt and securities investments could be negatively impacted by weak real estate markets and economic conditions. While the U.S. economy is stronger today, a return to weak economic conditions in the future could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with the contractual terms and for companies to lease or occupy new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow could be negatively affected. Recent volatility in the equity markets may diminish our capital raising activity.

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
We actively raise capital. To date in 2015, we issued aggregate capital of $1.3 billion. We issued aggregate capital of $2.6 billion in 2014 (including the remaining shares issued under our forward sale agreement in February 2015 for net proceeds of $122 million). Further, we have access to other forms of corporate-level financing. In August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings to be made to us with an aggregate principal amount of up to $500 million.
In addition, as of September 30, 2015, we have a loan facility of $200 million to finance the origination of CRE first mortgage loans. Additionally, in November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitization financing transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities.
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
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt, which currently provide for up to $200 million. Then, in November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitized financing transactions to provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments. In January 2015, the securitization was repaid in full. We will continue to seek to use the capital markets to finance our debt investments. As of September 30, 2015, we had $134 million available borrowing under our loan facility.
With respect to corporate-level financing, in August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three-year term. In September 2014, we entered into a corporate term facility with a commercial bank lender with respect to the establishment of term borrowings. As of November 5, 2015, $335 million of financing remains undrawn under our corporate revolving credit facility. There is no available financing remaining under our corporate term facility.
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
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, management considers global macroeconomic factors and real estate sector conditions together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment on operating real estate in our consolidated statements of operations.
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
In September 2015, the FASB issued updated guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Under the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the third quarter 2015 and it did not have a material impact on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):
The consolidated financial statements for the three months ended September 30, 2015 and 2014 represent our results of operations following the NSAM Spin-off.

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Property and other revenues
Rental and escalation income	$235,588	$86,648	$148,940	171.9%
Hotel related income	219,427	79,194	140,233	177.1%
Resident fee income	70,257	25,027	45,230	180.7%
Other revenue	2,920	3,456	(536)	(15.5)%
Total property and other revenues	528,192	194,325	333,867	171.8%
Net interest income
Interest income	60,844	80,915	(20,071)	(24.8)%
Interest expense on debt and securities	1,735	2,979	(1,244)	(41.8)%
Net interest income on debt and securities	59,109	77,936	(18,827)	(24.2)%
Expenses
Management fee, related party	51,285	39,363	11,922	30.3%
Other interest expense	141,232	59,923	81,309	135.7%
Real estate properties—operating expenses	263,529	93,124	170,405	183.0%
Other expenses	6,706	2,457	4,249	172.9%
Transaction costs	5,583	44,410	(38,827)	(87.4)%
Provision for (reversal of) loan losses, net	53	—	53	NA
General and administrative expenses
Salaries and related expense	1,861	3,160	(1,299)	(41.1)%
Equity-based compensation expense	6,178	8,478	(2,300)	(27.1)%
Other general and administrative expenses	4,984	2,821	2,163	76.7%
Total general and administrative expenses	13,023	14,459	(1,436)	(9.9)%
Depreciation and amortization	137,674	51,775	85,899	165.9%
Total expenses	619,085	305,511	313,574	102.6%
Other income (loss)
Unrealized gain (loss) on investments and other	(141,243)	(15,377)	(125,866)	818.5%
Realized gain (loss) on investments and other	1,492	(15,938)	17,430	(109.4)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(171,535)	(64,565)	(106,970)	165.7%
Equity in earnings (losses) of unconsolidated ventures	60,359	41,694	18,665	44.8%
Income tax benefit (expense)	2,659	(3,460)	6,119	(176.8)%
Income (loss) from continuing operations	(108,517)	(26,331)	(82,186)	312.1%
Income (loss) from discontinued operations	(11)	(278)	267	(96.0)%
Net income (loss)	$(108,528)	$(26,609)	$(81,919)	307.9%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $148.9 million, primarily attributable to new acquisitions in 2014 and 2015 including healthcare, industrial and multi-tenant office investments ($107.8 million) and increased income from our manufactured housing and multifamily investments, all in our U.S. real estate segment ($2.5 million) and new acquisitions in 2014 and 2015 in our

European real estate segment ($41.2 million), offset by lower income from our net lease and remaining healthcare properties in our U.S. real estate segment ($2.3 million).
Hotel Related Income
Hotel related income increased $140.2 million related to new hotel acquisitions in 2014 and 2015 in our U.S. real estate segment.
Resident Fee Income
Resident fee income increased $45.2 million, primarily related to the healthcare RIDEA properties acquired in 2014 in our U.S. real estate segment.
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Three Months Ended September 30,
	2015				2014
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$909,582	$26,759	11.77%		$1,190,289	$44,591	14.98%
CRE securities investments	880,432	34,085	15.49%		1,023,821	36,324	14.19%
	$1,790,014	60,844	13.60%		$2,214,110	80,915	14.62%
Interest-bearing liabilities:
CDO bonds payable	$509,761	$1,072	3.14%	(4)	$619,926	$1,340	2.87%	(4)
Securitization bonds payable	—	—	—%		71,721	604	3.37%
Loan facilities	65,903	663	4.03%		99,378	1,035	4.17%
	$575,664	1,735	3.24%		$791,025	2,979	3.08%
Net interest income		$59,109				$77,936
____________________________________________________________

(1)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees and interest income earned on notes receivable from sales of manufactured homes included in other assets.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $2.9 million and $3.1 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively.

Interest income decreased $20.1 million, primarily attributable to decreased income on debt investments in our CRE debt segment ($14.1 million), decreased income on investments in deconsolidated N-Star CDO bonds and equity notes in our CRE securities segment ($3.3 million) and decreased interest income on CRE securities in our N-Star CDOs segment ($2.0 million).
Interest expense decreased $1.2 million, primarily attributable to reduced interest on other borrowings in the CRE debt segment ($1.0 million) and the deconsolidation of N-Star CDO bonds payable in our CRE securities segment ($0.3 million).
Expenses
Management Fee, Related Party
For the three months ended September 30, 2015, we recorded $49.0 million related to the base management fee and $2.3 million related to the incentive fee to NSAM in our corporate segment. For the three months ended September 30, 2014, we recorded $38.1 million related to the base management fee and $1.3 million related to the incentive fee to NSAM in our corporate segment.

Other Interest Expense
Other interest expense increased $81.3 million, primarily attributable to increased interest expense related to new mortgage and other notes payable associated with new property acquisitions in 2014 and 2015 in our U.S. real estate segment ($66.1 million), our European real estate segment ($9.2 million), increased interest expense on our corporate credit facilities ($9.8 million) and NRE Senior Notes ($3.8 million), offset by decreased interest expense on the senior notes that were repaid in September 2014 ($5.8 million) and lower interest expense at the corporate level primarily due to conversions of exchangeable senior notes ($1.5 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $170.4 million, primarily attributable to new acquisitions in 2014 and 2015 comprised of healthcare, hotel, industrial and multi-tenant office investments in our U.S. real estate segment ($163.1 million) and in our European real estate segment ($9.4 million).
Other Expenses
Other expenses primarily represents third-party asset management fees. Other expenses increased $4.2 million related to new acquisitions in 2014 and 2015 in our U.S. real estate segment and European real estate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and restructuring charges related to existing investments. For the three months ended September 30, 2015, transaction costs of $5.6 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to acquisitions in our European real estate segment ($2.8 million) and our hotel and healthcare portfolios ($1.4 million), in our U.S. real estate segment. For the three months ended September 30, 2014, transaction costs of $44.4 million primarily related to real estate acquisitions and restructurings ($41.4 million) and our acquisition of certain PE Investments ($3.0 million), in our U.S. real estate segment.
Provision for (Reversal of) Loan Losses, Net
For the three months ended September 30, 2015, provision for loan losses, net primarily related to a provision for loan loss relating to manufactured housing notes receivable in our U.S. real estate segment. There was no provision for loan loss for the three months ended September 30, 2014.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $1.4 million primarily attributable to the following:
Salaries and related expense decreased $1.3 million.
Equity-based compensation expense for the three months ended September 30, 2015 and 2014 represents our expense following the NSAM Spin-off. For the three months ended September 30, 2015, we recorded $6.2 million of equity-based compensation expense (including $0.6 million of fair value adjustments related to non-employees and $0.5 million of dividends associated with non-employees). For the three months ended September 30, 2014, we recorded $8.5 million of equity-based compensation expense, (including $0.4 million of fair value adjustments related to non-employees and $0.3 million of dividends associated with non-employees).
Other general and administrative expenses increased $2.2 million related to higher corporate expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $85.9 million, primarily related to new acquisitions in 2014 and 2015 in our U.S. real estate segment ($67.0 million) and our European real estate segment ($18.8 million).

Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following table presents a summary of unrealized gain (loss) on investments and other by operating segment for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30, 2015
				N-Star CDOs
	U.S. Real Estate	European Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$—	$(7,644)	$(1,161)	$—	$(8,805)
PE Investments(1)	(9,148)	—	—	—	—	(9,148)
CDO bonds payable, at fair value(1)	—	—	—	(9,998)	—	(9,998)
Junior subordinated notes, at fair value(1)	—	—	—	—	22,576	22,576
Derivatives, at fair value	(649)	(8,751)	—	2,432	(88,673)	(95,641)
Foreign currency remeasurement(2)	(6,000)	(6,283)	—	—	5,433	(6,850)
Investments in unconsolidated ventures(1)	(30,446)	—	—	—	—	(30,446)
Subtotal unrealized gain (loss)	(46,243)	(15,034)	(7,644)	(8,727)	(60,664)	(138,312)
Net cash payments on derivatives	(82)	—	—	(2,849)	—	(2,931)
Total unrealized gain (loss) on investments and other	$(46,325)	$(15,034)	$(7,644)	$(11,576)	$(60,664)	$(141,243)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

	Three Months Ended September 30, 2014
				N-Star CDOs
	U.S. Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$—	$604	$(7,271)	$—	$(6,667)
CDO bonds payable, at fair value(1)	—	—	—	(8,397)	—	(8,397)
Junior subordinated notes, at fair value(1)	—	—	—	—	2,193	2,193
Derivatives, at fair value	187	—	—	3,336	—	3,523
Foreign currency remeasurement(2)	(740)	(2,187)	—	—	—	(2,927)
Subtotal unrealized gain (loss)	(553)	(2,187)	604	(12,332)	2,193	(12,275)
Net cash payments on derivatives	—	—	(92)	(3,010)	—	(3,102)
Total unrealized gain (loss) on investments and other	$(553)	$(2,187)	$512	$(15,342)	$2,193	$(15,377)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.
Realized Gain (Loss) on Investments and Other
Realized gains of $1.5 million for the three months ended September 30, 2015 primarily related to a gain from the liquidation of N-Star CDO IV ($8.8 million) and gains from sales/repayments from N-Star CDO bonds ($0.5 million), both in our CRE securities segment, gains on the sale of manufactured homes ($0.1 million) in our U.S. real estate segment, offset by a net loss on securities in our N-Star CDO CRE securities segment ($6.0 million), foreign exchange losses related to our European Portfolio ($0.8 million), loss on conversion of exchangeable senior notes ($0.2 million) in our corporate segment and a loss related to a healthcare portfolio ($0.9 million), in our U.S. real estate segment.
Realized losses of $15.9 million for the three months ended September 30, 2014 primarily related to losses on exchangeable senior notes ($21.1 million) in the corporate segment, and net losses from the sale of CRE securities investments ($0.6 million) in our CRE securities segment, offset by gains from sales/repayments from N-Star CDO bonds ($4.6 million) in our CRE securities segment and gains on the sale of manufactured homes ($1.1 million) in our U.S. real estate segment.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $18.7 million, primarily attributable to increased earnings from PE Investments ($18.1 million) and other indirect interests in real estate ($0.6 million), all in our U.S. real estate segment.
Income Tax Benefit (Expense)
The income tax benefit for the three months ended September 30, 2015 represents a net benefit of $2.7 million primarily related to deferred tax benefits for acquisitions in our European Portfolio, offset by a provision for income tax for our PE Investments in our U.S. real estate segment. The income tax expense for the three months ended September 30, 2014 of $3.5 million represents a provision for income tax for our PE Investments in our U.S. real estate segment.
Income (Loss) from Discontinued Operations
Income (loss) from operating real estate in discontinued operations represents an immaterial amount for the three months ended September 30, 2015 and 2014, respectively, and primarily represents the operations of two healthcare properties classified as held for sale in our U.S. real estate segment.
Comparison of the Nine Months Ended September 30, 2015 to September 30, 2014 (dollars in thousands):
The consolidated financial statements for the nine months ended September 30, 2015 represent our results of operations following the NSAM Spin-off. The nine months ended September 30, 2014 includes: (i) our results of operations for the three months ended September 30, 2014 which represents the activity following the NSAM Spin-off; and (ii) our results of operations for the six months ended June 30, 2014 which represents a carve-out of revenues and expenses attributable to NSAM recorded in discontinued operations. As a result, the nine months ended September 30, 2015 may not be comparable to the prior period presented. The following table represents our results of operations for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Property and other revenues
Rental and escalation income	$613,882	$232,749	$381,133	163.8%
Hotel related income	594,284	101,720	492,564	484.2%
Resident fee income	199,463	40,087	159,376	397.6%
Other revenue	10,207	10,035	172	1.7%
Total property and other revenues	1,417,836	384,591	1,033,245	268.7%
Net interest income
Interest income	185,990	235,461	(49,471)	(21.0)%
Interest expense on debt and securities	5,691	9,368	(3,677)	(39.3)%
Net interest income on debt and securities	180,299	226,093	(45,794)	(20.3)%
Expenses
Management fee, related party	151,260	39,363	111,897	284.3%
Other interest expense	381,225	143,836	237,389	165.0%
Real estate properties—operating expenses	698,890	165,858	533,032	321.4%
Other expenses	17,043	4,282	12,761	298.0%
Transaction costs	134,029	84,170	49,859	59.2%
Provision for (reversal of) loan losses, net	820	2,719	(1,899)	(69.8)%
General and administrative expenses
Salaries and related expense	7,554	23,880	(16,326)	(68.4)%
Equity-based compensation expense	24,713	20,262	4,451	22.0%
Other general and administrative expenses	13,742	10,923	2,819	25.8%
Total general and administrative expenses	46,009	55,065	(9,056)	(16.4)%
Depreciation and amortization	375,208	112,496	262,712	233.5%
Total expenses	1,804,484	607,789	1,196,695	196.9%
Other income (loss)
Unrealized gain (loss) on investments and other	(189,417)	(214,322)	24,905	(11.6)%
Realized gain (loss) on investments and other	14,607	(61,770)	76,377	(123.6)%
Gain (loss) from deconsolidation of N-Star CDOs	—	(31,423)	31,423	(100.0)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(381,159)	(304,620)	(76,539)	25.1%
Equity in earnings (losses) of unconsolidated ventures	171,738	109,630	62,108	56.7%
Income tax benefit (expense)	2,285	(8,224)	10,509	(127.8)%
Income (loss) from continuing operations	(207,136)	(203,214)	(3,922)	1.9%
Income (loss) from discontinued operations	(11)	(6,989)	6,978	(99.8)%
Net income (loss)	$(207,147)	$(210,203)	$3,056	(1.5)%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $381.1 million, primarily attributable to new acquisitions in 2014 and 2015 including healthcare, industrial and multi-tenant office investments ($306.5 million) and increased income from our manufactured housing and multifamily investments ($12.7 million), all in our U.S. real estate segment, new acquisitions in 2014 and 2015 in our European real estate segment ($75.1 million), offset by lower income from our net lease and remaining healthcare properties in our U.S. real estate segment ($12.5 million) and lower income due to the sale of REO in the first quarter 2015 in our CRE debt segment ($0.6 million).
Hotel Related Income
Hotel related income increased $492.6 million related to new hotel acquisitions in 2014 and 2015 in our U.S. real estate segment.
Resident Fee Income
Resident fee income increased $159.4 million, primarily related to the healthcare RIDEA properties acquired in 2014 in our U.S. real estate segment.
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

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Nine Months Ended September 30,
	2015				2014
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments	$970,862	$95,068	13.06%		$1,142,428	$120,491	14.06%
CRE securities investments	918,601	90,922	13.20%		1,142,315	114,970	13.42%
	$1,889,463	185,990	13.12%		$2,284,743	235,461	13.74%
Interest-bearing liabilities:
CDO bonds payable	$531,324	$3,251	3.07%	(4)	$737,499	$4,684	3.34%	(4)
Securitization bonds payable	20,585	150	—%		77,037	1,970	3.41%
Loan facilities	66,937	2,290	4.56%		82,706	2,714	4.38%
	$618,846	5,691	3.13%		$897,242	9,368	3.44%
Net interest income		$180,299				$226,093
____________________________________________________________

(1)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable and credit facilities. All amounts are calculated based on quarterly averages.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees and interest income earned on notes receivable from sales of manufactured homes included in other assets.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $8.7 million and $13.8 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively.

Interest income decreased $49.5 million, primarily attributable to decreased income on debt investments in our CRE debt segment ($24.6 million), decreased income on investments in deconsolidated N-Star CDO bonds and equity notes in our CRE securities segment ($14.1 million) and decreased interest income on CRE securities in our N-Star CDOs segment ($10.2 million), offset by increased income on manufactured housing notes ($1.4 million).
Interest expense decreased $3.7 million, primarily attributable to reduced interest on other borrowings in our CRE debt segment ($2.3 million) and the deconsolidation of N-Star CDO bonds payable ($1.4 million).
Expenses
Management Fee, Related Party
For the nine months ended September 30, 2015, we recorded $142.5 million related to the base management fee and $8.7 million related to the incentive fee to NSAM in our corporate segment. For the three months ended September 30, 2014, we recorded $38.0 million related to the base management fee and $1.3 million related to the incentive fee to NSAM in our corporate segment. There was no base management fee and incentive fee for the six months ended June 30, 2014.
Other Interest Expense
Other interest expense increased $237.4 million, primarily attributable to increased interest expense related to new mortgage and other notes payable associated with new property acquisitions in 2014 and 2015 in our U.S. real estate segment ($211.9 million) and our European real estate segment ($16.0 million), increased interest expense on our corporate credit facilities ($28.2 million) and NRE Senior Notes ($3.8 million), offset by lower interest expense due to conversions of exchangeable senior notes ($11.2 million) and repayment of senior notes in September 2014 at the corporate level ($11.5 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $533.0 million, primarily attributable to new acquisitions in 2014 and 2015 comprised of healthcare, hotel, industrial and multi-tenant office investments in our U.S. real estate segment ($518.6 million) and in our European real estate segment ($16.9 million).
Other Expenses
Other expenses primarily represents third-party asset management fees. Other expenses increased $12.8 million related to new acquisitions in 2014 and 2015 in our U.S. real estate segment and European real estate segment.

Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments and restructuring charges related to existing investments. For the nine months ended September 30, 2015, transaction costs of $134.0 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to acquisitions in our European real estate segment ($109.0 million) and acquisitions and restructurings related to our healthcare portfolios ($17.4 million), our hotel portfolios ($4.6 million) and our multi-tenant office acquisitions ($0.5 million), all in our U.S. real estate segment. For the nine months ended September 30, 2014, transaction costs of $84.2 million primarily related to our acquisition of the Innkeepers Portfolio ($19.7 million), the Formation Portfolio ($7.5 million), the investment in Aerium ($3.6 million) and other real estate acquisitions, all in our U.S. real estate segment ($9.0 million).
Provision for (Reversal of) Loan Losses, Net
For the nine months ended September 30, 2015, provision for loan losses, net primarily related to a provision for loan loss for an existing first mortgage loan and a provision for loan loss relating to manufactured housing notes receivable in our U.S. real estate segment. For the nine months ended September 30, 2014, provision for loan losses, net of $2.7 million related to a provision for loan loss for an existing mezzanine loan and an existing first mortgage loan.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $9.1 million primarily attributable to the following:
Salaries and related expense decreased $16.3 million related to the NSAM Spin-off when most of our employees at the time of the NSAM Spin-off became employees of NSAM.
Equity-based compensation expense for the nine months ended September 30, 2015 represents our expense following the NSAM Spin-off. Equity-based compensation expense for the nine months ended September 30, 2014 represents our expense for the three months ended September 30, 2014 following the NSAM Spin-off and an allocation to NSAM related to our historical asset management business had it been run as an independent entity reported in discontinued operations. For the nine months ended September 30, 2015, we recorded $24.7 million of equity-based compensation expense (including $4.3 million of fair value adjustments related to non-employees and $1.6 million of dividends associated with non-employees). For the nine months ended September 30, 2014, we recorded $20.3 million of equity-based compensation expense, which excludes $13.7 million of expense allocated to NSAM which is recorded in discontinued operations in the consolidated statements of operations.
Other general and administrative expenses increased $2.8 million related to higher corporate expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $262.7 million, primarily related to new acquisitions in 2014 and 2015 in our U.S. real estate segment ($228.4 million) and our European real estate segment ($34.9 million).

Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following table presents a summary of unrealized gain (loss) on investments and other by operating segment for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30, 2015
				N-Star CDOs
	U.S. Real Estate	European Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$—	$15,010	$(3,967)	$2,209	$13,252
PE Investments(1)	(22,497)	—	—	—	—	(22,497)
CDO bonds payable, at fair value(1)	—	—	—	(23,572)	—	(23,572)
Junior subordinated notes, at fair value(1)	—	—	—	—	30,493	30,493
Derivatives, at fair value	(1,951)	(11,249)	—	7,318	(119,404)	(125,286)
Foreign currency remeasurement(2)	(9,642)	78	—	—	(3,465)	(13,029)
Investments in unconsolidated ventures(1)	(39,789)	—	—	—	—	(39,789)
Subtotal unrealized gain (loss)	(73,879)	(11,171)	15,010	(20,221)	(90,167)	(180,428)
Net cash payments on derivatives	(253)	—	—	(8,736)	—	(8,989)
Total unrealized gain (loss) on investments and other	$(74,132)	$(11,171)	$15,010	$(28,957)	$(90,167)	$(189,417)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

	Nine Months Ended September 30, 2014
				N-Star CDOs
	U.S. Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$—	$(6,896)	$10,567	$—	$3,671
CDO bonds payable, at fair value(1)	—	—	—	(190,176)	—	(190,176)
Junior subordinated notes, at fair value(1)	—	—	—	—	(18,050)	(18,050)
Derivatives, at fair value	(822)	—	—	8,577	—	7,755
Foreign currency remeasurement(2)	(740)	(2,987)	—	—	—	(3,727)
Subtotal unrealized gain (loss)	(1,562)	(2,987)	(6,896)	(171,032)	(18,050)	(200,527)
Net cash payments on derivatives	—	—	—	(13,795)	—	(13,795)
Total unrealized gain (loss) on investments and other	$(1,562)	$(2,987)	$(6,896)	$(184,827)	$(18,050)	$(214,322)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.
Realized Gain (Loss) on Investments and Other
Realized gains of $14.6 million for the nine months ended September 30, 2015 primarily related to gains from sales/repayments from N-Star CDO bonds ($15.4 million) and a net gain from the liquidation of N-Star CDO IV ($8.8 million), both in our CRE securities segment, a gain related to the sale of REO ($3.0 million) in our CRE debt segment, gains on the sale of manufactured homes ($0.1 million) in our U.S. real estate segment, offset by losses from the sale of CRE securities, including N-Star CDO bonds ($8.6 million), losses on exchangeable senior notes ($1.3 million) in our corporate segment, foreign exchange losses related to acquisitions in our European Portfolio ($2.3 million) and a loss from the sale of CRE debt ($0.8 million).
Realized losses of $61.8 million for the nine months ended September 30, 2014 primarily related to losses on exchangeable senior notes ($65.8 million) in our corporate segment, losses on the sale of manufactured homes ($3.4 million) in our U.S. real estate segment, offset by realized gains from the sale of timeshare units ($0.5 million) in our U.S. real estate segment and net gains from the sale of CRE securities investments ($7.0 million) in our CRE securities segment.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $62.1 million, primarily attributable to increased earnings from PE Investments ($56.6 million) and other indirect interests in real estate ($8.1 million), all in our U.S. real estate segment, offset by a decrease in earnings from equity investments in our CRE debt segment ($2.6 million).
Income Tax Benefit (Expense)
The income tax benefit for the nine months ended September 30, 2015 represents a net benefit of $2.3 million primarily related to deferred tax benefits for acquisitions in our European Portfolio, offset by a provision for income tax for our PE Investments in our U.S. real estate segment. The income tax expense for the nine months ended September 30, 2014 of $8.2 million represents a provision for income tax for our PE Investments in our U.S. real estate segment.
Gain (Loss) from Deconsolidation of N-Star CDOs
For the nine months ended September 30, 2014, the loss of $31.4 million related to the deconsolidation of N-Star CDOs III and V in 2014, which was predominately due to the reversal of prior unrealized gains on CDO bonds payable recorded in prior periods due to the election of the fair value option.
Income (Loss) from Discontinued Operations
For the nine months ended September 30, 2014, we recorded a $6.1 million loss included in discontinued operations associated with NSAM which represented a carve-out of revenues of $56.0 million and expenses of $62.1 million. Such amounts exclude the effect of any fees that NSAM began earning in connection with the management agreement with us upon completion of the spin-off.
Income (loss) from operating real estate in discontinued operations represents an immaterial amount and a $0.9 million loss for the nine months ended September 30, 2015 and 2014, respectively, and primarily represents the operations of two healthcare properties classified as held for sale in our U.S. real estate segment.
Liquidity and Capital Resources
We require capital to fund our operating expenses and investment activities, including the repurchase of our common stock. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock. For instance, we are currently exploring the sale of our multifamily portfolio. In addition, in connection with the NSAM Spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available, on an “as available basis,” up to $250 million of financing to NSAM subject to certain conditions (refer to Related Party Arrangements). In connection with the NRE Spin-off, we provided NorthStar Europe with an initial capitalization of $250 million.
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

We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of November 5, 2015 was approximately $340 million. In addition, as of November 5, 2015, $335 million of financing remains undrawn under our corporate revolving credit facility. There is no available financing remaining under our corporate term facility. However, we may seek to raise additional capital in order to finance new acquisitions.
Capital Raise
To date in 2015, we issued aggregate capital of $1.3 billion from the issuance of common equity.
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
Corporate Credit Facilities
Corporate Revolving Credit Facility
In August 2014, we entered into a corporate revolving credit facility with certain commercial bank lenders, with a total commitment amount of $500 million for a three year term. As of November 5, 2015, $335 million of financing remains undrawn under our revolving credit facility.
Corporate Term Facility
In September 2014, we entered into a corporate term facility with respect to the establishment of term borrowings with an aggregate principal amount of up to $500 million. As of November 5, 2015, we borrowed $425 million under our corporate term facility. There is no available financing remaining under our corporate term facility.
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
In July 2015, NorthStar Europe issued $340 million principal amount of 4.625% senior notes due December 2016, or NRE Senior Notes. NorthStar Europe received aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses and loaned us the net proceeds from the issuance of the NRE Senior Notes, which were used for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of our borrowings. The terms of the loan are materially the same as those of the NRE Senior Notes and were deemed repaid upon the completion of the NRE Spin-off. On October 31, 2015, as part of the NRE Spin-off, the loan to us was extinguished. The NRE Senior Notes are senior unsubordinated and unsecured obligations of NorthStar Europe and we and our Operating Partnership continue to guarantee payments on the NRE Senior Notes subsequent to the NRE Spin-off.
For the nine months ended September 30, 2015, holders exchanged $14 million principal amount of our 5.375% Exchangeable Senior Notes for an aggregate 0.9 million shares of our common stock, after giving effect to the Reverse Split.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
Cash flow provided by (used in):	2015	2014
Operating activities	$387,831	$220,753
Investing activities	(3,189,791)	(2,888,351)
Financing activities	2,895,248	2,222,776
Effect of foreign currency translation on cash and cash equivalents	(4,218)	(277)
Net increase (decrease) in cash and cash equivalents	$89,070	$(445,099)
Nine Months Ended September 30, 2015 Compared to September 30, 2014
Net cash provided by operating activities was $388 million for the nine months ended September 30, 2015 compared to $221 million for the nine months ended September 30, 2014. The increase was primarily due to new investment activity.
Net cash used in investing activities was $3.2 billion for the nine months ended September 30, 2015 compared to $2.9 billion for the nine months ended September 30, 2014. The increase in net cash used was primarily due to acquisitions of European real estate and PE Investments.
Net cash provided by financing activities was $2.9 billion for the nine months ended September 30, 2015 compared to $2.2 billion for the nine months ended September 30, 2014. The primary cash inflows for the nine months ended September 30, 2015 was $1.1 billion of net new capital, $2.1 billion of net new borrowings, $340 million of proceeds from NRE Senior Notes and $87 million of net contributions from non-controlling interests, offset by $480 million for the payment of dividends, $106 million for the payment of financing costs and $73 million for net repurchase/repayment of CDO bonds. The primary cash outflows for the nine months ended September 30, 2014 was $1.0 billion of net new capital, $2.2 billion of net new borrowings and $18 million of net contributions from non-controlling interests, offset by $327 million for the payment of dividends, $119 million distributed to NSAM in connection with the spin-off, $481 million for the repayment of the 2014 Senior Notes and $58 million for net repurchase/repayment of CDO bonds.
Off-Balance Sheet Arrangements
As of September 30, 2015, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 17. “Variable Interest Entities” in Item 1. “Financial Statements” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In connection with the NRE Spin-off, NorthStar Europe entered into a management agreement with NSAM with an initial term of 20 years on terms substantially consistent with the terms of our management agreement with NSAM.  Our management agreement with NSAM was amended and restated in connection with the NRE Spin-off to, among other things, commensurately adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.
Base Management Fee
For the three months ended September 30, 2015 and 2014, we incurred $49 million and $38 million, respectively, related to the base management fee. For the nine months ended September 30, 2015, we incurred $143 million related to the base management fee. The management contract with NSAM commenced on July 1, 2014, as as such, there was no management fees incurred for the six months ended June 30, 2014. The base management fee to NSAM will increase subsequent to September 30, 2015 by an amount equal to 1.5% per annum of the sum of:

•
cumulative net proceeds of all future common equity and preferred equity issued by us, including the remaining 7.1 million shares, after giving effect to the Reverse Split, of the forward contract which was issued in October 2015;

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
In connection with the NRE Spin-off and the related amendments to our management agreement with NSAM, our annual base management fee payable to NSAM was reduced by $14 million, effective as of November 1, 2015, commensurate with the base management fee that will be paid by NorthStar Europe pursuant to its management agreement with NSAM.
Incentive Fee
For the three months ended September 30, 2015 and 2014, we incurred $2 million and $1 million, respectively, related to the incentive fee. For the nine months ended September 30, 2015, we incurred $9 million related to the incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.78 per share but less than $0.90 per share, after giving effect to the Reverse Split, or the 15% Hurdle; plus

•
the product of: (a) 25% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is equal to or in excess of $0.90 per share, after giving effect to the Reverse Split, or the 25% Hurdle;

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

In connection with the NRE Spin-off and the related amendments to our management agreement with NSAM, the incentive fee range for the 15% Hurdle was adjusted to CAD per share in excess of $0.68 and up to $0.78 per share and the 25% Hurdle was adjusted to CAD in excess of $0.78 per share, effective as of November 1, 2015, commensurate with the incentive fee that will be paid by NorthStar Europe pursuant to its management agreement with NSAM.
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
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition, NSAM may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with our manager, or the G&A Allocation. Our management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our general and administrative expenses as reported in its consolidated financial statements excluding: (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the management agreement and (4) any allocation of expenses to us, or NorthStar Realty G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Realty G&A. The G&A Allocation may include our allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies and other general and administrative costs and expenses. In addition, we will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
For the three months ended September 30, 2015 and 2014, NSAM allocated $1 million and $1 million, respectively, to us. For the nine months ended September 30, 2015, NSAM allocated $4 million to us.
In connection with the NRE Spin-off and the related amendments to our management agreement with NSAM, our obligation to reimburse NSAM for the G&A Allocation will be shared with NorthStar Europe, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, will apply on an aggregate basis between us and NorthStar Europe.
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
Credit Agreement
In connection with the spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including us, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of September 30, 2015, we have not funded any amounts to NSAM in connection with this agreement.

Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both our healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs (refer to Note 11. “Equity-Based Compensation” in Item 1. “Financial Statements”). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us. For the three and nine months ended September 30, 2015 and 2014, we have not incurred any incentive fees related to the Healthcare Strategic Partnership.
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
We acquired an aggregate of $15 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through September 30, 2015. In addition, pursuant to the management agreement with NSAM, we committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year. We have committed to invest as distribution support in the following NSAM Sponsored Companies:

•
NorthStar/RXR New York Metro - In October 2015, NorthStar/RXR New York Metro Real Estate, Inc., or NorthStar/RXR New York Metro, filed an amended registration statement with the SEC, seeking to offer an additional class of common shares related to its $2 billion public offering. NorthStar/RXR New York Metro expects to begin raising capital at the beginning of 2016.

•
NorthStar Corporate - In June 2015, NorthStar Corporate Income, Inc. confidentially submitted its amended registration statement on Form N-2 to the SEC seeking to raise up to $1 billion in a public offering of common stock.

•
NorthStar Global - In October 2015, NorthStar Global Corporate Income Fund filed its amended registration statement on Form N-2 with the SEC seeking to raise up to $3 billion in a public offering of common stock.

•
NorthStar Credit Fund - In October 2015, NorthStar Real Estate Credit Fund filed its registration statement on Form N-2 with the SEC seeking to raise up to $3 billion in a public offering of common stock.

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

N-Star CDOs
We earn certain collateral management fees from the N-Star CDOs primarily for administrative services. For the three months ended September 30, 2015 and 2014, we earned $1 million and $1 million in fee income, respectively, of which $1 million and $1 million were eliminated in consolidation. For the nine months ended September 30, 2015 and 2014, we earned $4 million and $5 million in fee income, respectively, of which $2 million and $2 million, respectively, were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by us.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended September 30, 2015 and 2014, we earned $17 million and $20 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs. For the nine months ended September 30, 2015 and 2014, we earned $46 million and $54 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs.
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
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc., or Island. Island is a leading, independent select service hotel management company that currently manages 161 hotel properties, representing $4 billion, of which 110 hotel properties are owned by us. Island provides certain asset management, property management and other services to us to assist in managing our hotel properties. Island receives a base management fee of 2.5% to 3.0% of the monthly revenue of our hotel properties it manages for us. For the three and nine months ended September 30, 2015, we paid $5 million and $13 million, respectively, of base management fees to Island.
Recent Developments
Appointment of new Chief Executive Officer
In August 2015, our board of directors appointed Jonathan A. Langer as our Chief Executive Officer and President. In connection with this appointment, David Hamamoto will continue to serve as our Chairman.
Dividends
On November 3, 2015, we declared a dividend of $0.75 per share of common stock, after giving effect to the Reverse Split. The common stock dividend will be paid on November 20, 2015 to stockholders of record as of the close of business on November 16, 2015. On October 28, 2015, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on November 16, 2015 to stockholders of record as of the close of business on November 9, 2015.
Spin-off of European Real Estate Business
On October 31, 2015, we completed the NRE Spin-off, into a separate publicly-traded REIT, NorthStar Europe, in the form of the NRE Distribution. In connection with the NRE Distribution, each of our common stockholders received shares of NorthStar Europe’s common stock on a one-for-six basis, before giving effect to the Reverse Split. We contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding our European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets and $250 million of cash. NSAM manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NSAM.
Reverse Stock Spit
On November 1, 2015, we completed a one-for-two reverse stock split.
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
Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
We use CAD and NOI, each a non-GAAP measure, to evaluate our profitability.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2015 (dollars in thousands):

	September 30, 2015
	Three Months Ended	Nine Months Ended
Net income (loss) attributable to common stockholders	$(126,111)	$(255,215)
Non-controlling interests	(3,477)	(15,110)

Adjustments:
Depreciation and amortization items(1)	157,982	441,615
N-Star CDO bond discounts(2)	3,076	8,255
Non-cash net interest income in consolidated N-Star CDOs	(11,165)	(30,726)
Unrealized (gain) loss from fair value adjustments / Provision for loan losses, net	138,447	181,504
Realized (gain) loss on investments(3)	7,800	9,561
Distributions / adjustments to joint venture partners	(12,383)	(32,360)
Transaction costs and other(4)	2,865	145,409
CAD	$157,034	$452,933
____________________________________________________________

(1)
The three months ended September 30, 2015 includes depreciation and amortization of $138.4 million (including $0.7 million related to unconsolidated ventures), straight-line rental income of $(7.4) million, amortization of above/below market leases of $4.6 million, amortization of deferred financing costs of $15.5 million, amortization of discount on financings and other of $0.8 million and amortization of equity-based compensation of $6.2 million. The nine months ended September 30, 2015 includes depreciation and amortization of $377.3 million (including $2.1 million related to unconsolidated ventures), straight-line rental income of $(23.1) million, amortization of above/below market leases of $10.6 million, amortization of deferred financing costs of $44.4 million, amortization of discount on financings and other of $7.7 million and amortization of equity-based compensation of $24.7 million.

(2)
For CAD, realized discounts on CDO bonds are accreted on an effective yield basis based on expected maturity. For CDOs that were deconsolidated, CDO bond accretion is included in net income attributable to common stockholders from the date of deconsolidation.

(3)
The three months ended September 30, 2015 excludes $(6.0) million related to securities in our consolidated CDOs, $(0.8) million of foreign currency, $(0.2) million related to conversion of exchangeable notes and $(0.9) million of other and includes $8.8 million related to the liquidation of CDO IV and $0.5 million of accelerated amortization on CDO bonds. The nine months ended September 30, 2015 excludes ($8.6) million related to securities in our consolidated CDOs, $3.0 million related to a real estate asset sale in our consolidated CDO, $(2.3) million of foreign currency, $(1.3) million related to conversion of exchangeable notes and $(0.4) million of other and includes $15.4 million primarily related to accelerated amortization on CDO bonds and $8.8 million related to the liquidation of CDO IV.

(4)
The three months ended September 30, 2015 includes $5.6 million of transaction costs, $1.9 million of cash flow related to N-Star CDO equity interests, $(6.0) million of deferred tax expense and $1.4 million of bad debt expense and one-time items. The nine months ended September 30, 2015 includes $127.7 million of transaction costs primarily related to costs associated with the acquisition of real estate including $2.5 billion of pan-European primarily office portfolios, $22.7 million of cash flow related to N-Star CDO equity interests, $(14.5) million of deferred tax expense and $9.5 million of bad debt expense and one-time items.

Net Operating Income (NOI)
We believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments and represents our ownership percentage for unconsolidated joint ventures. Net operating income represents total property and related revenues, adjusted for: (i) amortization of above/below market rent; (ii) straight line rent (except with respect to rent free period for European real estate), (iii) other items such as adjustments related to joint ventures and bad debt expense and (iv) less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) from the sale of properties and other items under U.S. GAAP and capital expenditures and leasing costs necessary to maintain the operating performance of properties, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating NOI may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for the three months ended September 30, 2015 (dollars in thousands):

				Manufactured			Multi-tenant
	Total	Healthcare	Hotel	Housing	Net Lease	Multifamily	Office	Europe(1)
Property and other revenues
Rental and escalation income	$235,588	$118,047	$—	$43,175	$17,685	$9,911	$5,451	$41,319
Hotel related income	219,427	—	219,427	—	—	—	—	—
Resident fee income	70,257	70,257	—	—	—	—	—	—
Other revenue(2)	2,330	234	146	691	31	661	148	419
Total property and other revenues	527,602	188,538	219,573	43,866	17,716	10,572	5,599	41,738
Real estate properties—operating expenses	263,529	84,553	138,801	19,453	2,243	4,883	2,543	11,053
Adjustments:
Interest income(3)	2,661	1,256	—	1,405	—	—	—	—
Equity in earnings(4)	(77)	—	—	—	—	(77)	—	—
Amortization and other items(5)	(425)	(2,384)	(199)	619	(437)	699	(386)	1,663
NOI	$266,232	$102,857	$80,573	$26,437	$15,036	$6,311	$2,670	$32,348
___________________________________________________________

(1)	Our European Portfolio was contributed to NorthStar Europe upon the completion of the NRE Spin-off. Refer to “Recent Developments” for further discussion.

(2)	Certain other revenue earned is not included as part of NOI, including collateral management fees for administrative services in our N-Star CDOs, that are not part of our real estate segment.

(3)	Represents interest income earned from notes receivable on manufactured homes and loans in the Griffin-American portfolio.

(4)	Includes an adjustment related to an unconsolidated joint venture in a multifamily property.

(5)	Primarily includes amortization of straight-line rental income (except with respect to rent free period for European real estate), amortization of above/below market leases and bad debt expense.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse securitization financing transactions or non-recourse mortgage notes. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. For longer duration, relatively stable investment real estate cash flows such as those derived from net lease assets, we tend to use fixed rate financing. For real estate cash flows with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow projections and potential increases in interest rates. As of September 30, 2015, a hypothetical 100 basis point increase in one-month LIBOR, EURIBOR or the applicable index applied to our floating-rate assets and liabilities (and related derivatives) would result in a decrease in net income of approximately $50 million annually, of which $30 million of the change is attributable to floating rate financing of hotel and healthcare operating real estate and does not reflect the potential increase in rental cash flow associated with economic growth that may be typical in a rising interest rate environment. This hypothetical decrease in net income also includes $9 million related to European floating-rate assets and liabilities (and related derivatives) that will be contributed to NorthStar Europe.
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
We use derivative instruments to manage interest rate exposure. These derivatives are typically in the form of interest rate swap or cap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of September 30, 2015, our counterparties do not hold any cash margin as collateral against our swap contracts. As of September 30, 2015, none of our derivatives qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. As of September 30, 2015, a hypothetical 100 basis point increase (decrease) in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain (loss) of approximately $178 million.
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
The Company acquired real estate during the nine months ended September 30, 2015, including the Legacy Properties, New European Portfolio, ILF Portfolio, an additional acquisition related to the Griffin-American Portfolio, NE Portfolio and Miami Hotel Portfolio. As these acquisitions occurred during the nine months ended September 30, 2015, the scope of our assessment of the effectiveness of certain controls and procedures do not include such real estate acquisitions. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
PART II. Other Information
Item 1. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the information with respect to purchases made by us of our common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
September 1- September 30	743,350	$24.44	743,350	$481,832,526
__________________

(1)	Adjusted for the one-for-two reverse stock split completed on November 1, 2015.

(2)
On September 29, 2015, we announced that our board of directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization expires on September 29, 2016, unless otherwise extended by our board of directors.

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
3.2
Articles of Amendment to the Charter of NorthStar Realty Finance Corp., dated October 30, 2015 and effective November 1, 2015(incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

3.3
Articles of Amendment to the Charter of NorthStar Realty Finance Corp., dated October 30, 2015 and effective November 1, 2015(incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

3.4	Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)
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
10.11
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.12
Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement dated as of March 14, 2014, by and among Seller (as defined therein) Eclipse Health Holdings-T, LLC, as Purchaser, Formation Capital Asset Management III LLC and Safanad, Inc., as Stakeholder Representatives and Madison Title Agency, LLC, as Escrow Agent (solely for the purposes of Sections 4(b), 11(l) and 34(c)) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.13
Limited Liability Company Agreement of Eclipse Investment, LLC, dated as of May 7, 2014, by and between FC Eclipse Investment, LLC and Eclipse Health Holdings-T, LLC (incorporated by reference to Exhibit A to the Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement filed as Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.14
Separation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.15
Amended and Restated Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.16
Loan Origination Services Agreement, dated June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.17
Tax Disaffiliation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.18
Employee Matters Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.19
Contribution Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) (incorporated by reference to Exhibit 10.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.20
Credit Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.21
Amended and Restated Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.22
Debt Commitment Letter, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, Barclays Bank plc, and Column Financial, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 5, 2014)

10.23
Confirmation of Registered Forward Transaction, dated September 3, 2014, by and among NorthStar Realty Finance Corp., Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch, including the First Amendment thereto dated September 4, 2014(incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 9, 2014)

10.24
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., as Parent, IHP I Owner JV, LLC, as Buyer I, IHP West Homestead (PA) Owner LLC, as Buyer II, and NorthStar Realty Finance Corp., as Buyer Parent (solely for the purposes of Article V, Section 10.11 and Article X as it relates to Article V and Section 10.11) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 23, 2014)

10.25
Amended and Restated Facility Agreement, dated as of March 13, 2015, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and UBS AG Stamford Branch (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.26
Form of Credit Agreement, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as guarantor, the various lenders party thereto from time to time and UBS AG Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.27
Loan Agreement dated as of December 3, 2014, among the Borrowers party thereto, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.28
Facility Agreement, dated as of December 3, 2014, among GA HC REIT II CH U.K. Senior Housing Portfolio Limited (as Original Borrower upon its accession in accordance with the terms thereof), the Original Borrower and certain of its subsidiaries (as Original Guarantors upon their accession in accordance with the terms thereof), NorthStar Realty Healthcare, LLC (as Indemnitor) and arranged by Credit Suisse AG, London Branch (as Mandated Lead Arranger and Original Lender), with Elavon Financial Services Limited as Agent, and U.S. Bank Trustees Limited as Security Agent (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

Exhibit Number		Description of Exhibit
10.29
Mezzanine A Loan Agreement dated as of December 3, 2014, among HC Mezz 1-T, LLC, Glenwood Owner MB1-T, LLC, Glenwood Ops MB2-T, LLC, MA Owner MB1-T, LLC, MA Ops MB2-T, LLC, CCRC Owner MB1-T, LLC and CCRC Ops MB2-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.30
Mezzanine B Loan Agreement dated as of December 3, 2014, among HC Mezz 2-T, LLC, Glenwood Owner MB2-T, LLC, Glenwood Ops MB3-T, LLC, MA Owner MB2-T, LLC, MA Ops MB3-T, LLC, CCRC Owner MB2-T, LLC and CCRC Ops MB3-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.31
Mezzanine C Loan Agreement dated as of December 3, 2014, among HC Mezz 3-T, LLC, Glenwood Owner MB3-T, LLC, Glenwood Ops MB4-T, LLC, MA Owner MB3-T, LLC, MA Ops MB4-T, LLC, CCRC Owner MB3-T, LLC and CCRC Ops MB4-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.32
Umbrella Agreement, dated December 22, 2014, by and among Prime Holdco C-T, S.à r.l., Prime GER Drehbahn - T S.à r.l., Prime GER Valentinskamp - T S.à r.l. and Trias Pool II A - T S.à r.l., as Buyers, and SEB Investment GmbH (“SEB”), SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), as Sellers (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.33
Umbrella Sale and Purchase Agreement, dated as of February 16, 2015, between SEB Investment GmbH, SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), collectively as the Sellers, and certain subsidiaries of the Company listed therein, as Buyers (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on February 20, 2015)

10.34
Confirmation of Registered Forward Transaction, dated March 2, 2015, by and among the Company, the Forward Seller and the Forward Counterparty, including the First Amendment thereto dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 6, 2015)

10.35
Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, certain subsidiaries of parent guarantor, as guarantors, the various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.36
Second Amendment to Registered Forward Transaction, dated August 31, 2015, by and among the Company, the Forward Seller and the Forward Counterparty (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 1, 2015)

10.37
First Amendment to the Amended and Restated Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of November 1, 2015 (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.38
Separation Agreement, dated as of October 31, 2015, between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp.(incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.39
Contribution Agreement, dated as of October 31, 2015, between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

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
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 (unaudited) and year ended December 31, 2014; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	November 9, 2015	By:	/s/ JONATHAN A. LANGER
Jonathan A. Langer
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer