Form 10-K
period 2015-12-31
NORTHSTAR REALTY FINANCE CORP.
filed 2016-02-29
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, was $5,500,532,003, which does not reflect our market value after the spin-off which occurred after market close on October 31, 2015. As of February 25, 2016, the registrant had issued and outstanding 184,377,751 shares of common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2015 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to manage our portfolio following the spin-off of our asset management business and the entry into a long-term management contract with an affiliate of NorthStar Asset Management Group Inc., or NSAM, the spin-off of our European real estate business (excluding our European healthcare properties), NorthStar Realty Europe Corp., or NorthStar Europe, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse domestic or international economic conditions and the impact on the commercial real estate industry;

•	the effect of economic conditions on the valuation of our investments;

•	volatility, disruption or uncertainty in the financial markets;

•	access to debt and equity capital and our liquidity;

•	our substantial use of leverage and our ability to comply with the terms of our borrowing arrangements;

•	our ability to monetize our assets on favorable terms or at all;

•	illiquidity of properties in our portfolio;

•	the spin-off of our asset management business may not have the full strategic and financial benefits that we expect;

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

•	a change in the ownership, board or management of NSAM;

•	the effectiveness of NSAM’s portfolio management techniques and strategies;

•	the spin-off of NorthStar Europe may not have the full or any strategic and financial benefits that we expect;

•
whether we determine to undergo future restructurings, including internalization of our management company and/or spin-offs of additional assets and businesses in the future, our ability to complete such transactions and the impact of such transactions on our business and financial condition;

•	risks associated with joint ventures, including our reliance on joint venture partners, lack of sole decision making authority and the financial condition of our joint venture partners;

•
our ability to successfully integrate assets or companies acquired into our business and operations, maintain consistent standards and controls and realize the anticipated benefits of the acquisitions;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•
the impact of adverse conditions affecting a specific asset class in which we have investments, such as healthcare, hotel, manufactured housing, multi-tenant office and limited partnership interests in real estate private equity funds;

•
the impact of economic conditions on the tenants/operators/residents/guests of the real property that we own as well as on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage-backed securities in which we invest;

•
the ability and willingness of our tenants/operators/managers and other third parties to satisfy their respective obligations to us, including in some cases their obligation to indemnify us from and against various claims and liabilities;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the financial weakness of tenants/operators/managers or borrowers, including defaults or bankruptcy;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	our ability to satisfy and manage our capital requirements;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	the impact of fluctuations in interest rates;

•
our ability to comply with, as well as the impact of changes in, laws or regulations governing various aspects of our business, including in particular potential reforms in labor regulation and healthcare regulation, such as changes in reimbursement policies, rates and procedures;

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

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	NSAM’s ability to hire and retain qualified personnel and potential changes to key personnel providing management services to us;

•	our ability to grow and profit from our commercial real estate origination activities;

•	the impact of damage to our brand and reputation resulting from internal or external causes;

•	the potential failure to maintain effective internal controls and disclosure controls and procedures; and

•	compliance with the rules governing real estate investment trusts.
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
Overview
We are a diversified commercial real estate company with 85% of our total assets invested directly or indirectly in real estate, of which 78% is invested in direct real estate. We generated 89% of our revenue from our real estate portfolio for the year ended December 31, 2015. We invest in multiple asset classes across commercial real estate, or CRE, that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and in turn build long-term franchise value. However, given recent market conditions, we are currently focused on exploring sales to generate liquidity to repurchase our common stock and reduce our leverage.
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
Significant Developments
Strategic Initiatives
We continue to execute a series of strategic initiatives with the goal of maximizing long-term shareholder value. These initiatives include: (i) sales of all or portions of certain real estate assets; (ii) sales of all or a portion of our investments (directly or indirectly in joint ventures) owning limited partnership interests in real estate private equity funds, or PE Investments; and (iii) sales and/or accelerated repayments of our CRE debt and securities investments. Additionally, in connection with our continuous evaluation of our capital allocation strategy, we revised our dividend policy.
Proceeds from such sales initiatives, along with capital retained from our revised dividend policy, are currently expected to be used for opportunistically repurchasing our common stock, which we believe is currently trading at a significant discount to underlying net asset value and toward the repayment of a significant portion of our corporate recourse borrowing obligations which total $590 million (excluding $280 million of trust preferred securities with maturities beginning in 2035). Since the beginning of the fourth quarter 2015 through February 25, 2016, assets sold or committed to sell totaled $2.0 billion, of which net proceeds to us are expected to be approximately $930 million.
In addition, our board of directors formed a special committee and the special committee retained UBS Investment Bank as its financial advisor to explore a potential recombination transaction with NSAM. The special committee will be comprised solely of independent directors that are not on the board of directors of NSAM, including the new independent director appointed to the board of directors effective March 1, 2016. There can be no assurance that the exploration of corporate strategic initiatives will result in the identification or consummation of any strategic transaction or initiative.
Spin-off of European Real Estate Business
On October 31, 2015, we completed the spin-off of our European real estate business, or the NRE Spin-off, into a separate publicly-traded REIT, NorthStar Realty Europe Corp., or NorthStar Europe, in the form of a taxable distribution, or the NRE Distribution. In connection with the NRE Distribution, each of our common stockholders received shares of NorthStar Europe’s common stock on a one-for-six basis, before giving effect to a one-for-two reverse stock split of our common stock (this or any such reverse stock split herein referred to as the Reverse Split). We contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding our European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets, or our European Portfolio and $250 million of cash. NSAM manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NSAM.

Our Investments
The following table presents our investments as of December 31, 2015 and pro forma for sales and commitments to sell through February 25, 2016 (refer to the below for further discussion) (dollars in thousands):

			Pro Forma
	Amount(1)%		Amount		%
Real Estate
Healthcare(2)	$6,683,562	39.6%	$5,784,593	(3)	38.1%
Hotel	3,425,624	20.3%	3,425,624		22.6%
Manufactured housing communities (held for sale)	1,753,039	10.4%	1,753,039		11.5%
Net lease	782,125	4.6%	782,125		5.2%
Multifamily (held for sale)	377,279	2.2%	93,124	(4)	0.6%
Multi-tenant office	176,135	1.0%	176,135		1.2%
Subtotal	13,197,764	78.1%	12,014,640		79.2%
Private equity fund investments	1,101,650	6.5%	917,574	(5)	6.0%
Corporate investments(6)	112,563	0.7%	112,563		0.7%
Total real estate	14,411,977	85.3%	13,044,777		85.9%
CRE Debt
First mortgage loans	286,628	1.7%	286,628		1.9%
Mezzanine loans	22,361	0.1%	22,361		0.1%
Subordinate interests	171,044	1.0%	171,044		1.1%
Corporate loans	35,215	0.2%	35,215		0.2%
Subtotal	515,248	3.0%	515,248		3.3%
CRE debt, held for sale	225,037	1.3%	—	(7)	NA
CRE debt of consolidated N-Star CDOs	40,106	0.2%	40,106		0.3%
Other	25,096	0.1%	16,866	(8)	0.1%
Total CRE debt	805,487	4.6%	572,220		3.7%
CRE Securities
N-Star CDO bonds(9)	542,416	3.3%	504,066		3.3%
N-Star CDO equity	71,003	0.5%	71,003		0.5%
Other securities	116,681	0.7%	68,443		0.5%
Total CRE securities	730,100	4.5%	643,512	(10)	4.3%
Subtotal	15,947,564	94.4%	14,260,509		93.9%
Assets underlying deconsolidated CRE Debt CDOs(11)	921,185	5.6%	921,185		6.1%
Grand total	$16,868,749	100.0%	$15,181,694		100.0%
____________________________________________________________

(1)
Based on cost for real estate investments which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any, fair value for PE Investments, carrying value for our corporate investments, principal amount for our CRE debt and securities investments and amortized cost for N-Star CDO equity. Represents 100% of all real estate assets in consolidated joint ventures.

(2)
Includes $485 million of Sterling denominated real estate in the United Kingdom owned in connection with the acquisition of Griffin-American Healthcare REIT II, Inc., or Griffin-American or the Griffin-American Portfolio.

(3)
In February 2016, we entered into an agreement to sell our 60% interest in a $899 million portfolio of independent living facilities, or Senior Housing Portfolio, for $535 million, subject to proration and adjustment. We expect the buyer to assume our portion of the $648 million mortgage borrowing as part of the transaction. We expect to receive approximately $150 million of net proceeds upon completion of the sale in March 2016.

(4)
In February 2016, we entered in and are finalizing agreements to sell up to ten multifamily properties for a gross price of $311 million with $210 million of mortgage financing expected to be assumed as part of the transaction. We expect to receive $91 million of net proceeds and we continue to explore the sale of the remaining two properties.

(5)
In February 2016, we entered into an agreement to sell substantially all of our interest in PE Investment II for proceeds of $184 million, of which $145 million was received and the remaining is expected in March 2016 upon consent from the initial seller.

(6)	Represents our investments in RXR Realty LLC, or RXR Realty, Aerium Group, or Aerium, and SteelWave, LLC (formerly known as Legacy Partners Commercial LLC), or SteelWave.

(7)
In February 2016, we sold or committed to sell seven loans with a total principal amount of $225 million at par, with $47 million of proceeds used to pay down our loan facility, resulting in $178 million of net proceeds.

(8)	In January 2016, we sold a property in connection with a foreclosure for net proceeds of $8 million.

(9)	Includes N-Star CDO bonds with a principal amount of $143 million related to CRE securities CDOs that are eliminated in consolidation.

(10)	Subsequent to year end, we sold certain CRE securities for $54 million of net proceeds.

(11)
Represents assets of deconsolidated N-Star CDOs and is based on the respective remittance report issued on the date nearest to December 31, 2015. This amount excludes $473 million of aggregate principal amount of N-Star CDO bonds and amortized cost of N-Star CDO equity of such deconsolidated N-Star CDOs included in CRE securities.

We have the ability to invest in a broad spectrum of commercial real estate assets and seek to provide attractive risk-adjusted returns to our stockholders. As a result, we pursue opportunistic investments across all our business lines including CRE equity and debt investments.
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
Real Estate
Overview
As part of our real estate strategy, we explore a variety of real estate investments, both directly and through joint ventures. Opportunities to purchase real estate have been bolstered by attractive long-term, non-recourse, non mark-to-market financing available through commercial mortgage-backed securities, or CMBS, and agency financing markets. Our portfolio is primarily comprised of healthcare, hotel, manufactured housing communities, net lease and multifamily properties. We also invest in other opportunistic real estate investments such as indirect interests in real estate through PE Investments. Our hotel and certain healthcare properties acquired operate through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, where we participate directly in the operational cash flow of a property. Our real estate equity investments that operate under the RIDEA structure generate resident and hotel guest related income from short-term residential agreements and incur customary related operating expenses.
Recently, we sold or are pursuing the sale of certain real estate assets and are exploring other sales or joint ventures to further monetize certain of our real estate assets. There is no assurance we will enter into any transactions on favorable terms, or at all. Refer to the below for further discussion.
Our Portfolio
As of December 31, 2015, $14.4 billion, or 85%, of our assets were invested directly in real estate properties, indirectly through our PE Investments and in corporate interests. The following table presents our direct investments in real estate properties as of December 31, 2015 (refer to the below for further discussion) (dollars in thousands):

Type	Number of Properties	Amount(1)	% of Portfolio	Capacity		Primary Locations
Healthcare
Medical office buildings (MOB)	149	$2,147,906	16.3%	6.0 million	square feet	IN, TX, GA, CO, IL
Net lease
Skilled nursing facilities (SNF)(2)	107	1,351,615	10.2%	12,550	beds	FL, PA, IL, IN, VA
Assisted living facilities (ALF)	83	862,039	6.5%	4,330	units	UK, NC, OR, MN, IN
Hospital (HOS)	14	262,704	2.0%	800	beds	CA, MO, TX
Senior housing-operating
Assisted living facilities - RIDEA (ALF-RIDEA)	109	1,160,329	8.8%	6,300	units	IL, OR, OH, TX, MA, WA
Independent living facilities (held for sale)(3)	32	898,969	6.8%	4,000	units	CA, TX, WA
Subtotal	494	6,683,562	50.6%
Hotel	167	3,425,624	26.0%	22,092	rooms	TX, FL, NJ, CA, VA
Manufactured housing communities (held for sale)	136	1,753,039	13.2%	33,055	pad sites	CO, UT, FL, TX, WY, NY
Net lease
Industrial	35	379,788	2.9%	6.1 million	square feet	CA, IL, FL, GA, MI
Office(4)	19	337,784	2.6%	2.3 million	square feet	CA, FL, NJ, UT
Retail	10	64,553	0.5%	467,971	square feet	NH, MA, ME
Subtotal	64	782,125	6.0%
Multifamily (held for sale)(4)(5)	12	377,279	2.9%	4,514	units	TN, GA, FL
Multi-tenant office	13	176,135	1.3%	1.0 million	square feet	CO, TX, CA
Total	886	$13,197,764	100.0%
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $688 million related to net intangibles. Additionally, includes $57 million of notes receivable and $312 million of escrows and other assets.

(2)	Includes three properties with a cost of $13 million owned pursuant to a RIDEA structure.

(3)
In February 2016, we entered into an agreement to sell our 60% interest in this portfolio for $535 million, subject to proration and adjustment. We expect the buyer to assume our portion of the $648 million of mortgage borrowing as part of the transaction. We expect to receive approximately $150 million of net proceeds upon completion of the sale in March 2016.

(4)	Includes our interest in joint ventures that own a net lease property and multifamily property of $27 million and $39 million, respectively.

(5)
In February 2016, we entered in and are finalizing agreements to sell up to ten multifamily properties for a gross price of $311 million with $210 million of mortgage financing expected to be assumed as part of the transaction. We expect to receive $91 million of net proceeds and we continue to explore the sale of the remaining two properties.

Healthcare Properties
Our healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The majority of our healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. In addition, we own senior operating facilities which include independent living facilities and properties that operate through management agreements with independent third-party operators, predominantly through RIDEA structures that permit us, through a taxable REIT subsidiary, or TRS, to have direct exposure to resident fee income and incur customary related operating expenses. In February 2016, we entered into an agreement to sell our 60% interest in the Senior Housing Portfolio for $535 million, subject to proration and adjustment. We expect the buyer to assume our portion of the $648 million mortgage borrowing. We expect to receive approximately $150 million of net proceeds upon completion of the sale in March 2016.
As of December 31, 2015, $6.7 billion, or 39.6%, of our assets were invested in healthcare properties. The following presents a summary of our healthcare portfolio and diversity across property type based on net cash flow:

		Healthcare by Property Type
Total Healthcare Portfolio	$6.7 billion
Number of facilities	494
Number of units/beds(1)	27,980

Weighted average occupancy	94%
Weighted average lease coverage	1.6x
Weighted average lease term	8.8 years

Net cash flow related to:
Medical office buildings	25%
Net lease	45%
Senior operating facilities - RIDEA/ILF	30%
___________________________________

(1)	Represents number of units for ALF/ILF property types and number of beds for SNF property types.
Hotel Portfolio
Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands. As of December 31, 2015, $3.4 billion, or 20.3%, of our assets were invested in hotel properties.

The following presents a summary of our hotel portfolio and diversity across geographic location based on number of rooms:

		Hotel by Geographic Location
Total Hotel Portfolio	$3.4 billion
Number of hotels	167
Number of rooms	22,092
Weighted average occupancy	75%

Rooms by brand:
Marriott	75%
Hilton	16%
Starwood	4%
Hyatt	4%
Intercontinental	1%

Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case. Currently, we are exploring the sale of our manufactured housing portfolio. There is no assurance we will enter into any transactions on favorable terms, if at all.
As of December 31, 2015, $1.8 billion, or 10.4%, of our assets were invested in manufactured housing communities. The following presents a summary of our manufactured housing communities portfolio and diversity across geographic location based on net cash flow:

		Manufactured Housing Communities by Geographic Location
Total Manufactured Housing Portfolio	$1.8 billion
Number of communities	136
Number of pad rental sites	33,055
Number of manufactured homes	4,081
Number of states	14
Weighted average occupancy	86%

Net cash flow related to:
Pad rental sites	87%
Other	13%
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

As of December 31, 2015, $782 million, or 4.6%, of our assets were invested in net lease properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our net lease portfolio and diversity across geographic location based on number of properties:

		Net Lease by Geographic Location
Total Net Lease Portfolio	$782 million
Number of properties	64
Number of states	23
Total square feet	8.9 million
Weighted average occupancy	96%
Weighted average lease term	9.2

Net cash flow related to:
Industrial	51%
Office	40%
Retail	9%
Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that we believe are well suited to capture the formation of new households. Currently, we are exploring the sale of our multifamily portfolio. In February 2016, we entered in and are finalizing agreements to sell up to ten multifamily properties for $311 million with $210 million of mortgage financing expected to be assumed as part of the transaction. We expect to receive $91 million of net proceeds and continue to explore the sale of the remaining two properties. There is no assurance we will enter into any transactions on favorable terms, if at all.
As of December 31, 2015, $377 million, or 2.2%, of our assets were invested in multifamily properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our multifamily portfolio and diversity across geographic location based on net cash flow:

		Multifamily by Geographic Location
Total Multifamily Portfolio	$377 million
Number of properties	12
Number of states	6
Number of units	4,514

Weighted average occupancy	94%

Multi-tenant Office
We, through a joint venture with SteelWave, acquired multi-tenant office properties in the western United States. As of December 31, 2015, $176 million, or 1.0%, of our assets were invested in multi-tenant office properties. The following presents a summary of our multi-tenant office portfolio and diversity across geographic location based on cost:

		Multi-tenant Office by Geographic Location
Total Multi-tenant Office Portfolio	$176 million
Number of properties	13
Number of states	3
Total square feet	1,021,400

Weighted average occupancy	89%
PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. In February 2016, we entered into an agreement to sell substantially all of our interest in PE Investment II for proceeds of $184 million and are exploring the sale of our remaining PE Investments. As of December 31, 2015, $1.1 billion, or 6.5%, of our assets were invested in PE Investments through unconsolidated ventures or direct investments. The following tables present a summary of our PE Investments (dollars in millions):

									Underlying Fund Interests
PE Investment(1)	Initial Closing Date	Amount	Number of Funds		Number of General Partners		Initial NAV	Initial NAV as a Percentage of Cost(2)	Assets, at Cost	Implied Leverage(3)	Expected Future Funding(4)
PE Investment I(5)	February 15, 2013	$154.0	49		26		$802.4	66.2%	$17,600	43.2%	$2
PE Investment III	December 31, 2013	26.8	8		4		80.3	119.0%	2,000	38.6%	—
PE Investment IV	May 30, 2014	7.6	1		1		8.8	113.4%	600	36.5%	—
PE Investment V	July 1, 2014	7.7	3		1		23.0	57.8%	700	50.2%	—
PE Investment VI	July 30, 2014	75.3	20		12		98.3	77.5%	8,400	45.2%	1
PE Investment VII	August 15, 2014	30.2	14		12		65.7	79.2%	900	48.1%	—
PE Investment IX	October 2, 2014	129.2	11		7		232.8	135.3%	19,100	25.6%	2
PE Investment X	December 4, 2014	128.5	13		7		160.4	92.5%	4,500	51.0%	—
PE Investment XI	May 1, 2015	4.2	2		1		7.9	64.0%	1,600	34.8%	—
PE Investment XII	May 5, 2015	2.6	1		1		6.1	212.0%	800	28.1%	—
PE Investment XIII	May 22, 2015	287.4	11		5		454.8	90.5%	2,400	48.7%	3
PE Investment XIV	September 9, 2015	55.2	15		5		100.4	51.8%	8,000	59.4%	50
PE Investment XV	November 12, 2015	6.8	1		1		95.6	137.8%	600	42.0%	—
Subtotal		915.5	149		83		2,136.5		67,200		$58
PE Investment II(6)	July 3, 2013	186.2	24		15		910.0	73.5%	19,800	38.7%	$243	(6)
Total		$1,101.7	173	(7)	98	(7)	$3,046.5		$87,000
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of September 30, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	Includes an estimated amount of expected future contributions to funds and any deferred purchase price as of December 31, 2015.

(5)	We, together with NorthStar Real Estate Income Trust, Inc., or NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.

(6)
In February 2016, we entered into an agreement to sell substantially all of our interest in PE Investment II for proceeds of $184 million, of which $145 million was received and the remaining is expected in March 2016 upon consent from the initial seller. In connection with the sale, the buyers will assume our $243 million portion of the deferred purchase price obligation of the joint venture upon receiving consent from the initial seller.

(7)	Includes 28 funds and 21 general partners held across multiple PE Investments.

	Our Proportionate Share of PE Investments
	December 31, 2015
	Three Months Ended	Year Ended	Inception to Date(2)
Income(1)	$42.4	$198.1	$414.7
Return of capital	97.1	441.8	808.8
Total distributions	139.5	639.9	1,223.5
Contributions(3)	9.6	59.5	105.8
Net	$129.9	$580.4	$1,117.7
__________________________________________________

(1)	Recorded in equity in earnings in the consolidated statement of operations.

(2)	Represents activity from the respective initial closing date through December 31, 2015.

(3)	Contributions for the year ended December 31, 2015 includes a payment of the deferred purchase price obligation of the PE Investment II joint venture and PE Investment III.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of September 30, 2015:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements and includes our remaining interest in PE Investment II, substantially all of which was sold in February 2016.
Corporate Investments
RXR Realty
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. The investment includes an approximate 27% equity interest in RXR Realty, which represented a carrying value of $89 million as of December 31, 2015.
Aerium
In June 2014, we acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties. The investment in Aerium represented a carrying value of $17 million as of December 31, 2015.
SteelWave
In September 2014, we entered into a debt and equity investment with SteelWave, comprised of a 40% interest in the common equity of certain entities affiliated with SteelWave. SteelWave is a leading real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment in SteelWave represented a carrying value of $7 million as of December 31, 2015.
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
The supply/demand imbalance driven by the large amount of maturing CRE loans could create an opportunity for us. Even with some increased supply by lenders, demand for debt financing is allowing investors with capital and real estate expertise, such as us, the opportunity to make investments with attractive risk/return profiles. We are currently focused on monetizing many of our CRE debt investments through sales.
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
Our Portfolio
As of December 31, 2015, $515 million, or 3.0%, of assets were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs, CRE debt held for sale and other CRE debt accounted for as joint ventures, consisting of 25 loans with an average investment size of $20 million and weighted average extended maturity of 5.1 years. We directly originated approximately 93% of our current portfolio of CRE debt investments (excluding debt investments acquired in connection with Griffin-American). In February 2016, we sold or committed to sell seven loans with a total principal amount of $225 million at par, with $47 million of proceeds used to pay down our loan facility, resulting in $178 million of net proceeds.
The following table presents a summary of our CRE debt investments, excluding amounts held for sale, as of December 31, 2015 (dollars in thousands):

					Weighted Average (3)			Floating Rate as % of Principal Amount
	Number(1)	Principal Amount	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR	Yield(4)
Asset Type:
First mortgage loans	11	$286,628	$260,237	55.6%	7.09%	4.95%	6.18%	55.8%
Mezzanine loans	6	22,361	18,630	4.3%	9.04%	4.00%	8.39%	39.9%
Subordinate interests	4	171,044	169,781	33.2%	13.04%	5.65%	8.72%	59.0%
Corporate loans	4	35,215	30,681	6.9%	12.93%	—	14.84%	—
Total/Weighted average	25	$515,248	$479,329	100.0%	10.51%	5.26%	8.12%	52.5%
____________________________________________________________

(1)	Excludes amounts related to joint ventures and CRE debt held for sale and underlying our N-Star CDOs.

(2)	Based on principal amount.

(3)
Excludes an aggregate principal amount of $131 million related to three CRE debt investments that were originated prior to 2008, three non-performing loans and one first mortgage loan acquired with deteriorated credit quality.

(4)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2015 and for CRE debt with a LIBOR floor, using such floor.

The following presents our $515 million CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

Commercial Real Estate Securities
We historically originated or acquired CRE debt and securities investments that were predominately financed through permanent, non-recourse CDOs. We sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. In addition, we acquired the equity interests of two CRE debt focused CDOs, CSE RE 2006-A CDO, or CSE CDO, and CapLease 2005-1 CDO, or CapLease CDO. We refer to those CRE debt and securities investments that serve as collateral for N-Star CDO financing transactions as legacy CRE debt and securities, respectively. At the time of issuance of the N-Star CDOs, we retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, since the initial issuance of the N-Star CDOs, we repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds. We own the equity interests in all of our N-Star CDO financing transactions whether or not we consolidate these transactions on our balance sheet. Substantially all of our N-Star CDO equity is invested in our CRE debt CDOs. In fact, our CRE debt CDOs have distributed regular cash flow since their inception. We do not, however, own undivided interests in any of the assets within our N-Star CDOs and all senior and junior bondholders of the CDOs have economic interests that are senior to our equity interests. In September 2015, N-Star CDO IV was liquidated and the third-party senior bondholders of N-Star CDO IV were repaid in full.
We historically consolidated these CDO financing transactions under accounting principles generally accepted in the United States, or U.S. GAAP. Our legacy CDO business is winding down, resulting in liquidation and deconsolidation of certain of our N-Star CDOs. Repurchased N-Star CDO bonds that are consolidated are not presented as an investment but rather are eliminated in our consolidated financial statements and, as a result, the interest and realization of any discount will generally not be recorded as income in our consolidated statements of operations under U.S. GAAP. All of our CRE debt CDOs were deconsolidated in 2013 and currently only N-Star securities CDOs I and IX continue to be consolidated. All N-Star CDOs are past their reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets pay down or are sold.
Our CRE securities portfolio is predominately comprised of N-Star CDO bonds and N-Star CDO equity of our deconsolidated N-Star CDOs and includes other securities, mostly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We have also invested in opportunistic CRE securities such as an investment in a “B-piece” CMBS. More recently, we are pursuing the sale of certain of our CRE securities. Subsequent to year end, we sold five CRE securities for $54 million of net proceeds.

The following table presents our interest in the N-Star CDOs as of December 31, 2015 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)(3)
AAA	2	$108,900
AA through BBB	20	273,069	(4)
Below investment grade	10	160,447
	32	542,416
N-Star CDO equity(5)	4	71,003
Total	36	$613,419
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity.

(2)	Based on original credit rating. Includes N-Star CDO bonds with a principal amount of $143 million related to our securities CDOs that are eliminated in consolidation.

(3)
Unencumbered N-Star CDO bonds are owned by us, of which $408 million of principal amount were repurchased at a discount to par at a weighted average original credit rating of A / A2 and a weighted average purchase price of 39%.

(4)
Subsequent to year end, we sold four N-Star CDO bonds for $27 million of net proceeds. There is no assurance we will receive the maximum amount of proceeds from sales of N-Star CDO bonds or sell on favorable terms, if at all.

(5)	Represents our equity interests in the deconsolidated CRE debt N-Star CDOs.

The following table presents a summary of our deconsolidated N-Star CRE debt CDOs as of December 31, 2015 (dollars in thousands):

Issue/Acquisition Date	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of December 31, 2015(1)
Assets, principal amount	$258,020	$742,333	$122,771		$472,354		$1,595,478
CDO bonds, principal amount(2)	189,435	569,487	107,390		409,680		1,275,992
Net assets	$68,585	$172,846	$15,381		$62,674		$319,486

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$272	$4,773	$575		$752		$6,372
Collateral management and other fees(4)	255	712	60		210		1,237
Interest coverage cushion at December 31, 2015 (IC)(1)	903	5,294	421		989
Overcollateralization cushion (OC)
At December 31, 2015(1)	52,524	120,568	9,815		91,152
At offering	17,412	42,193	5,987	(5)	(151,595)	(6)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to December 31, 2015.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on cash receipts.

(5)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(6)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of the CRE debt in our deconsolidated N-Star CDOs, based on principal amount, as of December 31, 2015:

CRE Debt in N-Star CDOs by Property Type	CRE Debt in N-Star CDOs by Geographic Location

Financing Strategy
We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth.
We predominantly use investment-level financing as part of our strategy to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders. We pursue a variety of financing arrangements such as mortgage notes from the CMBS market, government-sponsored agencies, finance companies, banks and securitization financing transactions. In addition, we use corporate-level financing such as credit facilities and other term borrowings. We generally seek to limit our reliance on recourse borrowings. Borrowing levels for our CRE investments may be dependent upon the nature of the assets and the related financing that is available.
The availability of attractive long-term, non-recourse, non mark-to-market assignable financing through the CMBS and agency financing markets has bolstered opportunities to acquire real estate in the past few years. For longer duration, stable investment cash flow such as those derived from net lease assets, we tend to use fixed rate financing. For investment cash flow with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow and potential increases in interest rates.
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt, which currently provide for up to $200 million. Additionally, we have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitized financing transactions (Securitization 2012-1 and Securitization 2013-1) with an aggregate $610 million of principal amount of bonds issued providing permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments of ours and NorthStar Income. In January 2015, Securitization-2012-1 with $228 million principal amount of original bonds issued was repaid in full. We will continue to seek to use the capital markets to finance any new debt investments. As of February 25, 2016, we had $25 million outstanding on our loan facility.
With respect to corporate-level financing, in August 2014, we entered into a corporate revolving credit facility, subsequently amended, or Corporate Revolver, with certain commercial bank lenders, with a total current commitment of $250 million. In September 2014, we entered into a corporate term borrowing with a commercial bank lender with respect to the establishment of term borrowings. However, given recent market conditions, we are currently focused on exploring sales to generate liquidity to repurchase our common stock and reduce such corporate recourse borrowings. Subsequent to year end, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives. Refer to Liquidity and Capital Resources in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion
Historically, we used CDOs to finance legacy CRE debt and securities investments. Our legacy CDO business is winding down as we invest in a broader, more diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past.
Portfolio Management
NSAM performs portfolio management services on our behalf. The comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management and servicing team, regular management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that such review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. NSAM uses many methods to actively manage our credit risk to preserve our income and capital, which includes our ability to manage our assets in a manner that minimizes credit losses that could decrease income and portfolio value. For CRE equity and debt investments, frequent re-underwriting and dialogue with borrowers/tenants/operators/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. With respect to our healthcare properties, we consider the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible asset impairment/loan loss reserves, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment. The portfolio management process related to CRE debt and securities underlying our deconsolidated CDOs is limited to monitoring the CDO bonds and equity interests in such CDO financing transactions.

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
We have elected, qualified and expect to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As a REIT, we must currently distribute, at a minimum, an amount equal to 90% of our taxable income. In addition, we must distribute 100% of our taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If we fail to continue to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to federal income tax and excise tax on our undistributed income. In addition, we own healthcare and hotel assets through structures permitted by RIDEA, where we participate directly in the operational cash flow of a property.
Under the Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, enacted on December 18, 2015, several Internal Revenue Code provisions relating to REITs and their stockholders were revised. These new rules were enacted with varying effective dates, some of which were retroactive. Stockholders are urged to consult their tax advisors to determine the effect of the PATH Act in their particular circumstances.
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
Under a RIDEA structure, we are permitted to own an interest in the licensed operator of healthcare facilities through a TRS. In contrast to triple net leased assets, where we are merely a landlord, such ownership may result in increased regulatory risks associated with the operation of healthcare properties. As such, we or our operators or managers, as the case may be, are subject to numerous international, federal, state and local healthcare laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws.  Refer to “Healthcare Regulation” below.
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
Environmental Matters
A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect our properties. These complex federal and state statutes, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal and state statutes may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property or a secured lender, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal or property damages and the owner’s or secured lender’s liability therefore could exceed or impair the value of the property, and/or the assets of the owner or secured lender. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
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
Fraud and Abuse Enforcement
Healthcare providers, including, but not limited to skilled nursing facilities and hospitals (and some senior housing facilities), are subject to federal and state laws and regulations that govern the operations and financial and other arrangements that may be entered into by healthcare providers, and prohibiting fraudulent and abusive practices by such providers. These laws include: (i) laws requiring providers to furnish only medically necessary services and submit to the government valid and accurate statements for each service; (ii) state anti-kickback laws and the Federal Anti-Kickback Statute, which generally prohibit persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a government healthcare program, such as Medicare or Medicaid; (iii) the federal physician self-referral law (commonly known as the Stark Law), which generally prohibits the submission of claims to Medicare for payment that were the result of a referral by a physician who has a financial relationship with the health service provider and analogous state laws; and (iv) the Civil Monetary Penalties Act and the Federal False Claims Act including its “whistleblower” provisions, which prohibits, among other things, the knowing presentation of a false or fraudulent claim for certain healthcare services. Additionally, certain laws, including HIPAA and the Health Reform Laws (both defined and discussed further below) have broadened the federal fraud and abuse laws to enhance both the scope (e.g. private payors) and the penalties for non-compliance with the laws.
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
Employees
As of December 31, 2015, we had 25 co-employees with NSAM. Most of our employees at the time of the spin off of our historical asset management business on June 30, 2014, or NSAM Spin-off, became employees of NSAM and executive officers, employees engaged in our loan origination business at the time of the NSAM Spin-off and certain other employees became co-employees of both us and NSAM. As of December 31, 2015, NSAM had 276 employees, domestic and internationally.
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
Our business and operations are currently dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, Federal Reserve short term rate decisions, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the United States mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing commercial real estate debt that may have difficulties being refinanced, may continue to cause periodic volatility in the CRE market for some time. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, the tightening of the credit markets, decline in the value of our real estate and continuing credit and liquidity concerns and otherwise negatively impacting our operations.
Challenging economic and financial market conditions could significantly reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of CRE investments that result in losses, including tenant/operator defaults, a decrease in revenues and the value of our properties and delinquencies, all of which could adversely affect our results of operations. We may incur substantial losses and need to establish significant provision for losses or impairment.
Volatility, disruption or uncertainty in the financial markets may impair our ability to raise capital, obtain new financing or refinance existing obligations and fund real estate activities.
The global financial markets have experienced pervasive and fundamental disruptions. Market disruption, volatility or uncertainty could materially adversely impact our ability to raise capital, obtain new financing or refinance our existing obligations as they mature and fund real estate activities. In addition, market disruption, volatility or uncertainty may also expose us to increased litigation and shareholder activism. These conditions could materially disrupt our business, operations and ability to make distributions to stockholders. Market volatility could also lead to significant uncertainty in the valuation of our investments, which may result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of such investments and the associated goodwill, if any, which may require us to recognize impairment charges in earnings.
Liquidity in the capital markets is essential to our businesses.
Liquidity is essential to our businesses. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including a lack of access to capital or prohibitively high costs of obtaining or replacing capital, both domestically and abroad. A primary source of liquidity for us has been the equity and debt capital markets, including issuing common equity, perpetual preferred equity, trust preferred securities and exchangeable senior notes. We depend on external financing to fund the growth of our business mainly because one of the requirements of the Internal Revenue Code for a REIT is that it distributes 90% of its taxable income to its shareholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity investments in us and provide us with debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital and new capital sources may not be available on acceptable terms. A material reduction in CMBS issuances could also significantly harm liquidity in the commercial real estate market generally and our company specifically. Regulatory changes may also reduce liquidity afforded by the CMBS market, which could also harm our business. Our ability to raise capital generally could be impaired if the capital markets have a negative perception of our long-term or short-term financial prospects or the prospects for REITs and the commercial real estate market generally. Our stock performance has recently trailed that of the corresponding index, which could exacerbate any such negative perception. We cannot assure stockholders that sufficient funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we will not be able to grow our business and may have difficulty maintaining liquidity and making distributions to stockholders, which would have a negative impact on the market price of our common stock. For information about our available sources of funds, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 7 of Part II

of this Annual Report on Form 10-K and the notes to our consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
We use significant leverage in connection with our investments, which increases the risk of loss associated with our investments and restricts our ability to engage in certain activities.
As of December 31, 2015, we had $11 billion of borrowings outstanding. We may also incur additional borrowings in the future to satisfy our capital and liquidity needs. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may increase our risk of loss, impact our liquidity and restrict our ability to engage in certain activities. Our substantial borrowings, among other things, may:

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
If we fail to comply with the covenants in the instruments governing our borrowings or do not generate sufficient cash flow to service our borrowings, our liquidity may be materially and adversely affected. If we default or fail to meet certain coverage tests, we may be required to post additional collateral or we may become subject to cash sweeps or other cash management arrangements. To the extent we seek to take certain actions prohibited by our borrowings, we may be required to repay outstanding obligations, together with penalties, prior to the stated maturity. In addition, we may not satisfy certain conditions that would permit us to exercise extension options under the instruments governing our borrowings. Further, default under certain of our borrowings may subject our assets to foreclosure and/or require us to seek protection under bankruptcy laws.
We are exploring and evaluating potential avenues to monetize our assets and there can be no assurance that we will be successful in identifying, or completing, any such transaction, that any such transaction will yield additional value for us or that the process will not have an adverse impact on our business.
We are exploring potential avenues to monetize certain of our assets. Substantially all of our assets are illiquid and require significant effort to monetize. In addition, the sale of certain of our assets may require the consent of third parties outside of our control, such as consents of lenders under our borrowings or general partners in connection with the sale of certain of our PE Investments. There can be no assurance that the exploration of opportunities to monetize assets within our portfolio will result in the identification or consummation of any transaction on favorable terms or at all. In addition, we expect to incur substantial expenses associated with identifying and evaluating potential transactions. The process of exploring such transactions may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be materially adversely affected. We cannot assure you that any potential transaction, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. If we are successful in monetizing certain of our assets through a sale or otherwise, we may be unable to reinvest the proceeds on favorable terms or at all and our return on equity could be substantially lower than it has been in the past. Further, deleveraging or reducing the size of our balance sheet may reduce our earnings but will not reduce our asset management fee payable to NSAM. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third-parties in our business and the availability of financing to potential buyers on reasonable terms.

Because real estate investments are relatively illiquid, we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
Substantially all of our investments are illiquid. A variety of factors could make it difficult for us to dispose of any of our assets on acceptable terms even if a disposition is in the best interests of stockholders. We cannot predict whether we will be able to sell any property or portfolio for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property or portfolio on acceptable terms. Certain of our properties, such as our healthcare properties, are special purpose properties that cannot be readily converted to general residential, retail or office use. Additionally, transfers of operations of healthcare properties are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. Certain properties may also be subject to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. We may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure that we will have cash available to correct those defects or to make those improvements. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years.
We may also determine to give our tenants a right of first refusal or similar options. Similarly, borrowers under certain of our CRE debt investments may give their tenants or other persons similar rights with respect to the collateral. In addition, we own many of our investments through joint ventures and our joint venture partners may have rights that influence dispositions. Such rights could negatively affect the residual value or marketability of the property and impede our ability to sell the property or collateral.
As a result, our ability to sell investments in response to changes in economic and other conditions could be limited and such circumstances could have a material adverse effect on our liquidity. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings. Limitations on our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Risks Related to our Manager
NSAM’s announcement that it is exploring possible strategic alternatives to maximize NSAM stockholder value, or the NSAM Process, and our announcement that our board of directors has formed a special committee to explore a potential recombination transaction with NSAM, among other things, could have an adverse impact on our business.
On January 11, 2016, the board of directors of NSAM announced that it has engaged Goldman, Sachs & Co. as its financial advisor to assist it in the NSAM Process. The NSAM Process may be time consuming and disruptive to NSAM’s business operations, including its service to us as our manager.
As a result of the NSAM Process, NSAM could undergo a change of control involving a third party, which could result in a change to the management of our manager and its affiliates as well as a change to the board of directors of NSAM.  Consequently, we could be managed by an entity and personnel that do not have the experience and track record of NSAM and its personnel and suitable alternatives may not be available.  New management and personnel could change the manner in which our manager provides services to us and may not be as effective.  Any such change to NSAM could be disruptive to our business and operations and could have a material adverse effect on our performance.
Further, certain corporate strategic alternatives that may be available to NSAM, including a potential recombination transaction between NSAM and us, may give rise to conflicts of interest among NSAM and us, as we are dependent upon NSAM for the management of our day-to-day affairs.
On February 25, 2016, we announced that our board of directors formed a special committee to explore a potential recombination transaction with NSAM and that the special committee retained UBS Investment Bank as its financial advisor in connection therewith.
The special committee’s review and consideration of a potential recombination transaction with NSAM is ongoing and we cannot assure you that, even if the special committee determines that it is in our best interests, we will be able to undertake a recombination transaction with NSAM. Further, a change of control or merger transaction could trigger certain acceleration, vesting and payment obligations with respect to our borrowings, derivative instruments and other contractual obligations, and such obligations may be substantial. We also cannot assure you that a potential recombination with NSAM, if consummated, will provide greater value to our stockholders than our current strategy.

Our ability to achieve our investment objectives and to pay distributions depends in substantial part upon the performance of our manager.
We rely upon NSAM to manage our day-to-day operations and our investments. Our ability to achieve our investment objectives, other than our CRE debt origination business, is dependent upon the performance of NSAM in the acquisition or disposition of investments, the determination of financing arrangements and the management of our assets and operation of our day-to-day activities under the supervision of, and subject to the policies and guidelines established by, our board of directors. If our manager performs poorly and as a result is unable to manage our investments successfully, we may be unable to achieve our investment objectives or to pay distributions to stockholders at presently contemplated levels, if at all.
Any adverse changes in NSAM’s financial health, the public perception of NSAM or our relationship with NSAM could hinder our operating performance and adversely affect our financial condition and results of operations.
Because NSAM is publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of NSAM could result in an adverse effect on its ability to manage our portfolio, including acquiring or disposing of assets and obtaining financing from third parties on favorable terms or at all. Recently, NSAM common stock has been highly volatile and NSAM is subject to an activist campaign, all of which could disrupt NSAM’s and potentially harm our business. In addition, NSAM depends upon the management and other fees and reimbursement of costs that it receives from us and NSAM’s other managed companies, including NorthStar Income, NorthStar Healthcare Income, Inc., or NorthStar Healthcare and NorthStar Real Estate Income II, Inc., or NorthStar Income II, collectively referred to as the NSAM Sponsored Companies, in connection with the acquisition, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of NSAM, or our relationship with NSAM, could hinder NSAM’s ability to successfully support our business, which could have a material adverse effect on our financial condition and results of operations.
Failure of NSAM to effectively perform its obligations under the various agreements entered into with them, including the long-term management agreement, could have an adverse effect on our business and performance.
We engaged NSAM to provide asset management and other services to us pursuant to a long-term management agreement. Our ability to achieve our investment and business objectives and to make distributions to stockholders will depend in substantial part upon the performance of NSAM and its ability to provide us with asset management and other services. We are also dependent on other third-party service providers to whom NSAM may delegate various responsibilities. For example, NSAM has delegated certain asset management functions related to our healthcare portfolio (other than the assets held in a joint venture with affiliates of Formation Capital, LLC, or the Formation Portfolio), subject to NSAM’s responsibility and oversight, to American Healthcare Investors, LLC, or AHI. We cannot control whether and to whom NSAM delegates certain responsibilities and we may not have any direct recourse against third-party service providers. If for any reason NSAM or any other service provider is unable to perform such services at the level we anticipate, our ability to replace NSAM or any other service providers is extremely limited under the terms of our management agreement. Even if we were able to terminate our management agreement with NSAM, alternate service providers may not be readily available on acceptable terms or at all, which could adversely affect our performance and materially harm our ability to execute our business plan.
Our ability to terminate the management agreement with NSAM is limited.
The management agreement with NSAM is only terminable by us for cause. We cannot terminate the management agreement for any other reason, including if NSAM performs poorly or is unable to manage us successfully. The term “cause” is limited to specific circumstances laid out in the management agreement. Unsatisfactory financial performance does not constitute “cause” under the management agreement. In addition, we are contractually committed to NSAM’s management for an initial term of 20 years beginning June 30, 2014, with automatic renewal terms thereafter. These provisions increase our risk that NSAM may not perform well and our business could suffer. If NSAM’s performance as our manager does not meet our or our stockholders’ expectations, and we are unable to terminate the management agreement, the market price of our common stock could suffer.
NSAM’s platform may not be as scalable as we anticipate and we could face difficulties managing our business without significant new investment in personnel and infrastructure by NSAM.
Our business has grown substantially over the course of the past several years, both in volume and in scope as we have invested across diverse areas, including healthcare, manufactured housing communities, hotels, private equity investments, internationally and more. This expansion has placed significant additional demands on management and other personnel, as well as our support infrastructure. While we believe NSAM’s platform for operating our business is highly scalable and can support our recent significant growth without substantial new investment in personnel, expertise and infrastructure on a relative basis, we may be wrong in that assessment. It is possible that if the business of the other companies managed by NSAM, including the NSAM Sponsored Companies, continues to grow, NSAM will need to make significant investments in personnel, infrastructure and expertise to support that growth. In addition, service providers to whom NSAM delegates certain asset management functions may also be strained by our growth, the growth of the NSAM Sponsored Companies or other businesses that these service providers support. NSAM or its service providers may be unable to make significant investments on a timely basis or at reasonable costs and their failure in this regard could disrupt our business and operations. Further, during periods of economic retraction, NSAM or its service providers may be incented to reduce their personnel and costs, which could have an adverse effect on us.
Substantially all of the fees payable to NSAM are payable regardless of the performance or size of our portfolio and may fail to appropriately incentivize NSAM when managing our portfolio.
We pay NSAM an annual base management fee regardless of the performance or size of our portfolio. Consequently, we may be required to pay NSAM significant base management fees despite certain dispositions of assets, repurchases of our common stock or experiencing a net loss or a decline in the value of our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.
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
The fees we pay to NSAM for services it provides for us pursuant to the management agreement were negotiated when we still were under common ownership and thus not determined on an arm’s length basis. As a result, the fees were determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services; however, the final terms of the management agreement were approved by our board of directors, including a majority of the independent members thereof.
In addition to the management fees we pay to our manager, we reimburse our manager for costs and expenses incurred on our behalf, including indirect personnel and employment costs of our manager and its affiliates and these costs and expenses may be substantial.
We pay our manager substantial fees for the services it provides to us and we also have an obligation to reimburse our manager for costs and expenses it incurs and pays on our behalf.  Subject to certain limitations and exceptions, we reimburse our manager for both direct expenses as well as indirect costs, including personnel and employment costs of our manager. The costs and expenses our manager incurs on our behalf, including the compensatory costs incurred by our manager and its affiliates, can be substantial.  For the year ended December 31, 2015, our manager allocated $10 million in costs and expenses to us.  In addition, we are required to issue equity awards to NSAM employees at NSAM’s request under the terms of our management agreement.  In connection with this obligation, we recorded $15 million of equity based compensation expense for the year ended December 31, 2015. Our manager could allocate costs and expenses to us in excess of what we anticipate and such costs and expenses could have an adverse effect on our financial performance and ability to make cash distributions to our stockholders.
If our ability to issue equity awards to employees is limited, it will require us or NSAM to award greater cash compensation in relation to previous levels of cash compensation, which will reduce our liquidity and could impact our and NSAM’s ability to retain key employees.
We have historically paid a substantial portion of our overall compensation in the form of equity awards. We or NSAM may at times have limited availability under our incentive plans to issue equity awards to our and NSAM’s employees. We may seek stockholder approval for additional equity awards and there is no assurance stockholders would grant such approval. To the extent we do not have sufficient equity awards available, we or NSAM may have to compensate our or its employees in a greater proportion of cash relative to historical periods. Because CAD excludes equity-based compensation expense, payment of higher levels of cash relative to equity awards will have a negative impact on CAD and reduce our liquidity position. Additionally, the lack of availability of equity awards could impact our and NSAM’s ability to retain employees as equity awards historically have been a significant component of our long-term incentives.

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
NSAM also has acquired and may in the future acquire additional interests in third parties, such as management firms which manage certain of our properties, which may cause its interests to differ from ours. NSAM may also encourage our use of third parties, including those in which NSAM owns an interest, for which we pay a fee. In addition, we may enter into principal transactions with NSAM or cross-transactions with NSAM’s other managed companies or strategic vehicles. For certain cross-transactions, NSAM may receive a fee from the other managed company. There is no guaranty that any such transactions will be favorable to us. Because our interests and NSAM’s interests may not be aligned, we may face conflicts of interest that result in action or inaction that is detrimental to us.
Further, there are conflicts of interest that arise when NSAM makes expense allocation determinations, as well as in connection with any fees payable between us and NSAM.  These fees and allocation determinations are sometimes based on estimates or judgments, which may not be correct and could result in NSAM’s failure to allocate and pay certain fees and costs to us appropriately.
Our executive officers and our manager’s professionals who perform services for us face competing demands relating to their time and conflicts of interests relating to performing services on our behalf, which may cause our operations and stockholders’ investment to suffer.
We rely on NSAM’s professionals to perform services related to the operation of our business, including Messrs. Hamamoto, Tylis, Gilbert, Langer and Lieberman and Ms. Hess. Certain of these individuals are officers or directors of both NSAM and us, as well as certain other managed companies. As a result of their interests in NSAM, other managed companies and the fact that they engage in other business activities on behalf of others, NSAM’s professionals, as well as certain of our executive officers, face conflicts of interest in allocating their time among us, NSAM and other managed companies, and other business activities in which they are involved. In addition, certain management personnel performing services for NSAM, including our executive officers, own equity interests in NSAM and NSAM may grant additional equity interests in NSAM to such persons in connection with their continued services. These conflicts of interest, as well as the obligations of these individuals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy, our investment opportunities and the returns on our investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.
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
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us and/or NSAM.
Our future success depends, to a significant extent, upon the continued services of our key personnel, such as David T. Hamamoto, Albert Tylis, Daniel R. Gilbert, Jonathan Langer, Debra A. Hess and Ronald J. Lieberman, each of whom are co-employees of NSAM and us. We do not have employment agreements with any of our executive officers. If the management agreement with NSAM were to be terminated, we may lose the services of our executive officers and other NSAM investment professionals acting on our behalf. Furthermore, if any of our executive officers ceased to be employed by NSAM, such individual may also no longer serve as one of our executive officers. Any change in NSAM’s relationship with any of our executive officers may be disruptive to our business and hinder our ability to implement our business strategy. For instance, the extent and nature of the experience of our executive officers and the nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. We cannot assure stockholders of their continued employment with us or NSAM. The loss of services of certain of our executive officers could harm our business and our prospects.
Both our board of directors and NSAM’s board of directors have adopted, and will likely in the future adopt, certain incentive plans to create incentives that will allow us and NSAM to retain and attract the services of key employees. These incentive plans may be tied to the performance of our common stock or NSAM’s common stock and a decline in stock price, like we have recently experienced, may result in us or NSAM being unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require NSAM or us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.
We may not realize the anticipated benefits of our manager’s strategic partnerships and joint ventures.
NSAM may enter into strategic partnerships and joint ventures. For example, in January 2014, NSAM entered into a partnership with James F. Flaherty III, former chairman and chief executive officer of HCP, Inc. (NYSE: HCP), focused on building a preeminent healthcare real estate business. In addition, NSAM entered into joint ventures with AHI, who manages all of our healthcare assets (other than the Formation Portfolio), and Island Hospitality Group Inc., or Island, a hospitality focused real estate management firm that currently manages 160 hotel properties, representing $4.1 billion, of which 110 hotel properties are owned by us.

NSAM may not be able to realize the anticipated benefits of these strategic partnerships and joint ventures. These strategic partnerships and/or joint ventures may also subject us to additional risks and uncertainties, as we may be dependent upon, and subject to, liability, losses or reputational damage relating to systems, control and personnel that are not under NSAM’s control. In addition, where NSAM does not have a controlling interest, such as in AHI and Island, it may not be able to take actions which are in our best interests due to a lack of full control. Furthermore, to the extent that NSAM’s partners provide services to us, such as with AHI, Island and Mr. Flaherty, certain conflicts of interests will exist. Moreover, disagreements or disputes between NSAM and its partners could result in litigation, which could potentially distract NSAM from our business.
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
In connection with the NSAM Spin-off, we entered into the management agreement and various other agreements with NSAM. These agreements govern our relationship with NSAM and also provide that all liabilities and obligations attributable to periods prior to the NSAM Spin-off remain with us. NSAM maintains a fiduciary relationship with us. Under the terms of the management agreement, and subject to applicable law, NSAM, its directors, officers, employees, partners, managers, members, controlling persons and any other person or entity affiliated with NSAM are not liable to us or our subsidiaries for acts taken or omitted to be taken in accordance with and pursuant to the management agreement, except those resulting from acts of willful misfeasance or bad faith in the performance of NSAM’s duties under the management agreement. In addition, subject to applicable law, we agreed to indemnify NSAM and each of its directors, officers, employees, partners, managers, members, controlling persons and any other person or entity affiliated with NSAM from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with NSAM’s performance of its duties or obligations under the management agreement or otherwise as our manager, except where attributable to acts of willful misfeasance or bad faith in the performance of NSAM’s duties under the management agreement. If we are required to indemnify NSAM, the costs could be substantial.
NSAM is subject to extensive regulation, including as an investment adviser in the United States, as a fund services business in the Bailiwick of Jersey and under the Business Investment Act in Bermuda, which could adversely affect its ability to manage our business.
Certain of NSAM’s affiliates, including our manager, are subject to regulation as investment advisers and/or fund managers by various regulatory authorities that are charged with protecting the interests of NSAM’s managed companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. NSAM could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser in the United States or its registration in the Bailiwick of Jersey or Bermuda, revocation of the licenses of its employees, censures, fines or temporary suspension or permanent bar from conducting business if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
NSAM must continually address conflicts between its interests and those of its managed companies, including us. In addition, the SEC, the Jersey Financial Services Commission, the Bermuda Monetary Authority and other regulators have increased their scrutiny of potential conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and if NSAM fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

Risks Related to Our Investments
General
Our CRE equity, debt and mortgage loans underlying our CRE securities investments are subject to the risks typically associated with CRE.
Our CRE equity, debt and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	lack of liquidity inherent in the nature of the asset;

•	tenant/operator mix and the success of the tenant/operator business;

•	the ability and willingness of tenants/operators/managers to maintain the financial strength and liquidity to satisfy their obligations to us and to third parties;

•	reliance on tenants/operators/managers to operate their business in a sufficient manner and in compliance with their contractual arrangements with us;

•	ability and cost to replace a tenant/operator/manager upon default;

•	property management decisions;

•	property location and conditions;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	branding, marketing and operational strategies;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of leasing, renovation or construction;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

•	changes in governmental rules, regulations and fiscal policies;

•	tax implications;

•	changes in laws, including laws that increase operating expenses or limit rents that may be charged;

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

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the value and the return that we can realize from our assets, as well as ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans.
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
We have in the past and may in the future also determine to invest in asset classes with which we have limited or no prior experience. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value, especially if conditions deteriorate, and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2014 and 2015 during periods when we grew our balance sheet substantially. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. As we reinvest capital, we may not realize risk adjusted returns that are as attractive as those we have realized in the past. If such events occur, we may experience lower returns on our investments.
We have no established investment criteria limiting the geographic concentration or investment type of our investments. If our investments are concentrated in a particular region or asset class that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Our properties may be concentrated in a geographic location or in a particular asset class. These current and future investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, our investments may be overly concentrated in certain geographic areas or asset classes and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated, or economic upheaval with respect to a particular asset class, could have an adverse effect on our business, including impairing the value of our properties, which in turn may limit our ability to make required payments under our financings or refinance such borrowings.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We currently have, and may in the future enter into, joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. For example, we currently have joint ventures with Chatham Lodging Trust with respect to hotel portfolios, RHP Properties with respect to all of our manufactured housing communities, Formation Capital and NorthStar Healthcare, with respect to the Formation Portfolio and NorthStar Healthcare with respect to the Griffin-American Portfolio and Senior Housing Portfolio. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

•	such joint venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest and risk to our REIT status;

•
we may rely upon our joint venture partners to manage the day-to-day operations of the joint venture and underlying assets, as well as to prepare financial information for the joint venture and any failure to perform these obligations may have a negative impact our performance and results of operations;

•
our joint venture partner may experience a change of control, which could result in new management of our joint venture partner with less experience or conflicting interests to ours and be disruptive to our business;

•	our joint venture partners may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives; and

•	the terms of our joint ventures could restrict our ability to sell or transfer our interest to a third party when we desire on advantageous terms, which could result in reduced liquidity.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that joint venture partner. In addition, disagreements or disputes between us and our joint venture partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
Further, in some instances, we and/or our partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we do not have sufficient cash, available borrowing capacity or other capital resources. In such event, we may be forced to sell our interest in the joint venture when we would otherwise prefer to retain it.
We are subject to risks associated with capital expenditure obligations, such as declining real estate values and operating performance.
We are required to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks, such as a decline in value of the property, cost overruns and the tenant/operator being unable to generate enough cash flow and execute its business plan in order to pay its obligations to us. We may determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations may require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments. We could also find ourselves in a position with insufficient liquidity to fund future obligations.
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

We may be required to indemnify purchasers of our assets against certain liabilities and obligations, which may affect our returns on dispositions.
We may be required to enter into real estate purchase and sale agreements with extensive warranties, representations and indemnifications, which may expose us to liabilities and obligations following dispositions of our assets. Despite our efforts, we may fail to identify all liabilities, which may materially impair the anticipated returns on any dispositions. Further, we may be forced to incur unexpected significant expense in connection with such liabilities and obligations, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders
The price we pay for acquisitions of real property and the terms of our CRE debt investments will be based on our projections of market demand, occupancy and rental income, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.
The price we pay for real property investments and the terms of our debt investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a property, borrower expertise and other factors. In addition, increased competition in the real estate market may drive up prices for real estate assets or make loan origination terms less favorable to us. If any of our projections are inaccurate or we ascribe a higher value to assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and we could experience losses. This may be particularly pronounced during periods of market dislocation.
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
The ability to relet or renew leases underlying our investments may be negatively impacted by challenging economic conditions in general or challenging market conditions in a particular region or asset class. For example, upon expiration or earlier termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants/operators) may be less favorable than current lease terms. We may be receiving above market rental rates which will decrease upon renewal, which will adversely impact our income and could harm our ability to service our debt and operate successfully. Weak economic conditions would likely reduce tenants’/operators’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, commercial space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to stockholders.
Many of our investments are dependent upon tenants/operators successfully operating their businesses and their failure to do so could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We depend on our tenants/operators to manage the day-to-day operations of our real estate properties in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties under their operational control in a manner that does not jeopardize their operating licenses or regulatory status. The ability of our tenants/operators to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our properties may not be sufficient for a tenant/operator to meet its obligations to us. In several cases, a single operator operates several of our properties and the failure of one operator could materially adversely affect many properties. Tenants/operators who are having trouble with their cash flow are more likely to expose us to unknown liens and other risks to our assets. Our financial position could be weakened and our ability to fulfill our obligations under our real estate borrowings could be limited if our tenants/operators are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our tenants/operators. In addition, to the extent we seek to replace a tenant/operator following a default, we may incur substantial delays and expense as a result of licensing, change-of-ownership or similar rules or other third party consents. Further, we may be required to fund certain expenses and obligations to preserve the value of our properties while they are being transitioned, as well as incur additional liabilities to indemnify the replacement tenant/operator. Once a suitable replacement tenant/operator has taken over operation of the properties, it may still take an extended period of time before the properties are fully repositioned and value restored, if at all. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We are responsible for certain capital improvements. To the extent such capital improvements are not undertaken, the ability of our tenants/operators to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to stockholders.
We are responsible for certain capital improvements. To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would negatively impact the overall value of the affected facility. This risk may be heightened during periods of economic distress. We may be forced to incur unexpected significant expense to maintain our properties, even those that are net leased. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
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
Most of our tenants/operators in the real estate that we own, as well as the borrowers for our CRE debt investments and borrowers underlying our CRE securities, are legal entities rather than individuals. In addition, these entities are often “special purpose entities” that do not have significant assets beyond those involved in our investment and, at times, the assets of the entity may not be sufficient to recover our investment or damages. As a result, our risk of loss may be greater than for leases with or originators of loans made to individuals or special purpose entities. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our tenants/operators or borrowers, or a general partner or managing member of that tenant or borrower, may impair our ability to enforce our rights and remedies under the terms of the lease agreement or the related mortgage, respectively.
Insurance may not cover all potential losses on CRE investments, which may impair the value of our assets.
We generally require that our tenants/operators, as well as the borrowers under our CRE debt investments, obtain comprehensive insurance covering the property, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. We believe all of our properties are adequately insured. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not obtain, or require tenants/operators or borrowers to obtain, certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might decrease the value of the property and in turn impair our investment.
We are subject to additional risks due to our international investments.
We own approximately $485 million (at cost) of healthcare real estate in the United Kingdom as of December 31, 2015. Our international investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located and these laws may expose us to risks that are different from and/or in addition to those commonly found in the United States.  We and NSAM may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result. These risks include:

•
laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

•	translation and transaction risks related to fluctuations in foreign currency exchange rates;

•	adverse market conditions caused by inflation or other changes in national or local political and economic conditions;

•	challenges of complying with foreign laws, including corporate governance, operations, taxes and litigation;

•	changes in relative interest rates;

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
Compliance with the ADA, Fair Housing Act and fire, safety and other regulations may require us or our tenants/operators to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
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
Furthermore, we may invest in mortgage loans secured by real estate with environmental problems that materially impair the value of the real estate and the loan. Even as a lender, if we take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment.
Risks Related to Our Investments in Healthcare Assets
As of December 31, 2015, approximately 50.6% of our real estate investments are concentrated in healthcare properties, which increases the risks related to owning healthcare real estate properties becoming more material to our business and results of operations.
We have significantly increased our ownership of healthcare real estate properties in our portfolio over recent years, which represent 50.6% of our real estate portfolio as of December 31, 2015 (based on cost). As a result of this increase in the concentration of healthcare real estate properties, our exposure to the risks inherent in investments in the healthcare sector has also increased, making us more vulnerable to a downturn or slowdown in the healthcare sector. We cannot assure you that future changes in government regulation will not adversely affect the healthcare industry, nor can we be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if our investments were more diversified.
We do not control the operations of our healthcare properties and we are dependent on the tenants/operators/managers of our healthcare properties.
Our senior housing properties are typically operated by healthcare operators pursuant to net leases or by an independent third-party manager pursuant to management agreements. As a result, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our healthcare properties.  While we have various rights as the property owner under our leases or management agreements and monitor the tenants/operators/managers’ performance, we have limited recourse under our leases or management agreements if we believe that the tenants/operators/managers are not performing adequately. Failure by tenants/operators/managers to adequately manage the risks associated with operations of healthcare properties could affect adversely our results of operations. Furthermore, if our tenants/operators/managers experience any significant financial, legal, accounting or regulatory difficulties, such difficulties could indirectly have a materially adverse effect on us.
In addition, certain of our tenants/operators/managers may operate or manage facilities for our competitors, which may cause conflicts of interests that result in actions or inaction that is detrimental to us. Furthermore, NSAM, AHI and our joint venture partners, all of whom assist in asset managing our healthcare properties, may also asset manage, or have other interests in, healthcare properties on behalf of other companies, which could result in additional conflicts of interest.
We are directly exposed to operational risks at certain of our healthcare properties, which could adversely affect our revenue and operations.
As of December 31, 2015, we operated 112 properties pursuant to management agreements, whereby we or our joint venture partner is the licensed operator of the property, if applicable, and we have direct exposure to resident fee income and related operating expenses. As a result, by contrast to our net lease properties, we are directly exposed to various operational risks with respect to these healthcare properties that may increase our costs or adversely affect our ability to generate revenues. These risks include: (i) fluctuations in occupancy, government and other third-party reimbursement, private pay rates; (ii) economic conditions; (iii) competition; (iv) federal, state, local and industry-regulated CON, licensure, certification and inspection laws, regulations and standards; (v) the availability and increases in cost of general and professional liability insurance coverage; (vi) state regulation and rights of residents related to entrance fees; and (vii) the availability and increases in the cost of labor (as a result of unionization or otherwise). Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion. Any one or a combination of these factors may adversely affect our revenue and operations and our ability to make distributions to stockholders.
We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing facilities efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our senior housing facilities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights under our management agreements, including various rights to terminate and exercise remedies under those agreements, our managers’ failure, inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a material adverse effect on us. In addition, significant changes in our managers’ senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a material adverse effect on us.
The healthcare industry is highly competitive and we expect it to become more competitive.
We own and manage a diversified portfolio of healthcare properties. Our tenants, operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. In general, regulatory and other barriers to competitive entry in the assisted living, independent living, and medical office building segments of the healthcare industry are not substantial, although there are often regulatory barriers to the development of hospitals and skilled nursing facilities. Limited barriers to entry in the senior housing and MOB industries could lead to the development of new senior housing communities or MOBs that outpaces demand. If development outpaces demand for those assets in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability. Consequently, our tenants and operators may encounter increased competition which could adversely affect our revenues and earnings.

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
Our operators, tenants and managers generally are subject to varying levels of federal, state, local, and industry-regulated CON, licensure, certification and inspection laws, regulations and standards. Our operators’, tenants’ or managers’ failure to comply with any of these laws, regulations or standards could result in loss of accreditation, denial of reimbursement, imposition of fines, penalties or damages, suspension, decertification or exclusion from federal and state healthcare programs, loss of license or closure of the facility. Such actions may have an effect on our operators’ or tenants’ ability to make lease payments to us and, therefore, adversely impact us. Refer to “Regulation - Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K for further discussion.
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
Our operators may be sued under a federal whistleblower statute.
Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation-Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our operators’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases, which, in turn, could have a material adverse effect on us.
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
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Governmental Regulation-Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
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
The success of our MOB operations depends, to a large extent, on past, current and future relationships with hospitals and their affiliated health systems. Significant amounts of time are spent in developing relationships with both new and existing clients. If NSAM or AHI fails to maintain these relationships, including through a lack of responsiveness, failure to adapt to the current market and employment of individuals with adequate experience, our reputation and relationships will be harmed and we may lose business to competitors. If our relationships with hospitals and their affiliated health systems deteriorate, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, it may have a material adverse effect on us.
Risks Related to Our Hotel Assets
As of December 31, 2015, approximately 26.0% of our real estate investments are concentrated in hotels, which increases our exposure to risks affecting the lodging industry.
We have significantly increased our ownership of hotel properties in our portfolio, which represent 26.0% of our real estate portfolio as of December 31, 2015 (based on cost). The lodging industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results. The majority of our hotels are classified as upscale extended stay and select service and generally target business travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Our results of operations and any forecast we make may be affected by, and can change based on, a variety of circumstances that affect the lodging industry, including:

•	changes in the international, national, regional and local economic climate;

•	changes in business and leisure travel patterns;

•
increases in energy prices or airline fares or terrorist incidents, which impact the propensity of people to travel and revenues from our lodging facilities because operating costs cannot be adjusted as quickly;

•	supply growth in markets where we own hotels, which may adversely affect demand at our properties;

•	the attractiveness of our hotels to consumers relative to competing hotels;

•	the performance of the managers of our hotels;

•	outbreaks of disease and the impact on travel of natural disasters and weather;

•	physical damage to our hotels as a result of earthquakes, hurricanes or other natural disasters or the income lost as a result of the damage;

•	changes in room rates and increases in operating costs due to inflation, labor costs and other factors; and

•	unionization of the labor force at our hotels.
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
As of December 31, 2015, Island currently manages 110 of our hotels pursuant to management agreements. Although we have various rights as the property owner under our management agreements, we rely on Island’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our hotel operations efficiently and effectively. Any adverse developments in Island’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a materially adverse effect on us.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each property’s manager to enter into such labor contracts. Our ability, if any, to have any material impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property and we may have little ability to control the outcome of these negotiations.
In addition, changes in labor laws may negatively impact us. For example, increases in minimum wage laws and the U.S. Department of Labor’s proposed regulations expanding the scope of non-exempt employees under the Fair Labor Standards Act to increase the entitlement to overtime pay could significantly increase the cost of labor in the workforce, which would increase the operating costs of our hotel properties and may have a material adverse effect on us.
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

Risks of operating hotels under franchise licenses, which may be terminated or not renewed, may impact our ability to make distributions to stockholders.
The continuation of our franchise licenses is subject to specified operating standards and other terms and conditions. All of the franchisors of our hotels periodically inspect our hotels to confirm adherence to their operating standards. The failure to maintain such standards or to adhere to such other terms and conditions could result in the loss or cancellation of the applicable franchise license. It is possible that a franchisor could condition the continuation of a franchise license on the completion of capital improvements that we determine are too expensive or otherwise not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel. In that event, we may elect to allow the franchise license to lapse or be terminated.
There can be no assurance that a franchisor will renew a franchise license at each option period. If a franchisor terminates a franchise license, we may be unable to obtain a suitable replacement franchise, or to successfully operate the hotel independent of a franchise license. The loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the related hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Our loss of a franchise license for one or more of the hotels could have a material adverse effect on our revenues and our amounts available for distribution to shareholders.
Risks Relating to Our PE Investments
We have significant investments in real estate private equity funds and there is no assurance these investments will achieve the returns expected upon initial execution of the respective investments.
As of December 31, 2015, $1.1 billion of our assets were invested in PE Investments. In February 2016, we sold substantially all of our interest in one PE Investment for proceeds of $184 million and are exploring the sale of our remaining PE Investments. PE Investments are generally illiquid and may require the consent of each applicable portfolio fund manager as a condition to a sale. As a result, we may be unable to sell and monetize our PE Investments prior to the winding up of the underlying portfolio funds. If we do sell PE Investments before maturity, we may not achieve the anticipated returns we initially expected. We may also determine to continue to guarantee deferred purchase price in connection with any sale for a period of time or indefinitely.
The success of our PE Investments in general is subject to a variety of risks, including, without limitation, risks related to: (i) the quality of the management of the portfolio funds in which we invest and the ability of such management to successfully select investment opportunities; (ii) general economic conditions; and (iii) the ability of the portfolio funds and, if applicable, us, to liquidate investments on favorable terms or at all. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (a) the stated NAV does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (b) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (c) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of our investment. Furthermore, the timing in which we will realize proceeds, if any, could differ materially from expectations and our actual yield could be substantially lower than our assumed yield. There can be no assurance that the management team of a portfolio fund or any successor will be able to operate the portfolio fund in accordance with our expectations or that we will be able to recover on our investments. Furthermore, certain of our PE Investments may be co-invested with other companies managed by our manager or its affiliates, which increases the likelihood that we could have conflicts of interest with that company.
We rely on unaffiliated managers to manage the assets held by the real estate private equity funds in which we invest.
The portfolio funds in which we invest are managed by professional investment managers unrelated to us. The returns we achieve depend in large part on the efforts and performance results obtained by the portfolio fund managers. We attempt to evaluate each portfolio fund based on an analysis of its investment portfolio from available information, such as the investment strategies of the portfolio fund, the existing assets in the portfolio fund and the performance history of other funds managed by its managers. Past performance may not, however, be a reliable indicator of future results, and portfolio fund managers, investment management personnel and investment strategies of any portfolio fund in which we invest may change without our consent. In addition, we are typically not in a position to exercise control or substantial influence over the portfolio funds. The actions taken by those holding a majority ownership interest in and/or control of a portfolio fund may not always be in our best interests and may have an adverse effect on our investment in such portfolio fund.
Our acquisitions of PE Investments in Secondary Transactions (as defined below) are based on available information and assumptions.
We generally will acquire PE Investments from one or more sellers who is/are existing limited partners in the portfolio funds in one or more transactions on the secondary market, or Secondary Transactions. The overall performance of PE Investments acquired in a Secondary Transaction will depend largely on the acquisition price paid for such PE Investments, which may be negotiated based on incomplete or imperfect information, including valuations provided by the portfolio fund managers, which may be based on interim unaudited financial statements, research, market data or other information available to the manager. Such information may prove to be incomplete or imperfect, which could adversely affect the performance of the PE Investments. Additionally, in determining the acquisition price, we will be relying on certain assumptions with respect to the investments held by the portfolio funds, projected exit dates, future operating results, market conditions, the timing and manner of dispositions and other similar considerations. Actual realized returns on PE Investments will depend on various factors, including future operating results, market conditions at the time of disposition, legal and contractual restrictions on transfer that may limit liquidity, any related transaction costs, and the timing and manner of disposition, all of which may materially differ from the assumptions on which we relied in negotiating the acquisition price.
We may agree to a deferred component of the purchase price for the acquisition of a PE Investment, which increases our leverage and may create additional risks.
We may agree with a seller for all or a portion of the purchase price for a PE Investment acquired in a Secondary Transaction to be paid by over a period of time, or a Deferred Purchase Price Acquisition, which increases our leverage by the amount of the deferred payment obligation. In addition, the terms of any Deferred Purchase Price Acquisition may require us to pay all or a portion of cash flows received from the portfolio funds to the seller to reduce the unpaid purchase price. Therefore, there may be little or no near term cash flow available to us following the PE Investment.
PE Investments acquired in Secondary Transactions may include a pool of portfolio funds that are acquired on an “all or nothing” basis.
We may have the opportunity to acquire a portfolio of portfolio funds from a seller on an "all or nothing" basis. Certain of the portfolio funds in the portfolio may be less attractive (for commercial, tax, legal or other reasons) than others, and certain of the sponsors of such portfolio funds may be more familiar to us than others, or may be more experienced or highly regarded than others. In such cases, it may not be possible for us to carve out from such purchases those investments which we consider (for commercial, tax, legal or other reasons) less attractive. In addition, because the purchaser in a Secondary Transaction generally will step into the position of the seller, we generally will not have the ability to modify or amend a portfolio fund’s constituent documents (e.g. limited partnership agreement) or otherwise negotiate the legal or economic terms of the interests being acquired. Additionally, our acquisition of portfolio funds in a Secondary Transaction will generally be subject to the consent of each portfolio fund manager and may, in some cases, be subject to rights of first refusal or similar rights by existing portfolio fund investors. In the event a portfolio fund manager withholds its consent to a transfer to us or the investors in a portfolio fund exercise any rights of first refusal to acquire all or a portion of the interests to be transferred to us, it could adversely impact the performance of the PE Investment portfolio and us.
PE Investments are short-lived assets and we may not be able to reinvest capital in comparable investments.
As of December 31, 2015, our PE Investments have a weighted average life of approximately 1.5 years based on our projections and assumptions. Because these PE Investments or short-lived, we may be unable to reinvest the distributions received from the portfolio funds in investments with similar returns, which could adversely impact our performance.
PE Investments add additional layers of fees and expenses.
We and the portfolio funds each have multiple layers of expenses and management costs that will be borne, directly or indirectly, by us. Each PE Investment generally will entail the payment of certain expenses, plus management fees and carried interest to the general partner or investment manager of each portfolio fund, which are in addition to the fees and expenses incurred directly by us. Such fees and expenses reduce our returns.
Risks Relating to Our Manufactured Housing Investments
Our investment in manufactured housing communities may not be successful.
As of December 31, 2015, our manufactured housing communities represented 13.2% of our real estate portfolio as of December 31, 2015 (based on cost), including 136 manufactured housing communities totaling approximately 33,055 pad rental sites. We are reliant, in substantial part, on the experience of a third-party operator to manage these assets on our behalf. Effectively managing these assets requires significant experience and there is no assurance that we or our third-party operator will be successful in maintaining or improving occupancy and otherwise preserving and increasing the value of these assets. Our investment in these assets may not generate the cash flow we anticipate or otherwise perform as expected. We could experience losses in these assets, which would negatively impact our operating performance and distributions to stockholders.
Economic conditions generally and in our current markets may affect our ability to generate sufficient revenue.
Market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derive significant amounts of our rental income from properties located in Colorado, Utah and Florida.
The following factors, among others, may adversely affect the revenues generated by our communities:

•	the national and local economic climate which may be adversely impacted by, among other factors, plant closings and industry slowdowns;

•	local real estate market conditions;

•	the number of repossessed homes in a particular market;

•	the perceptions by prospective tenants of the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

•	zoning or other regulatory restrictions;

•	competition from other available manufactured housing and alternative forms of housing (such as apartment buildings and site-built single-family homes);

•	the ability of our manager to provide adequate management, maintenance and insurance;

•	increased operating costs, including insurance premiums, real estate taxes, and utilities; and

•	the enactment of rent control laws or laws taxing the owners of manufactured homes.
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
Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•
the value of the assets securing our CRE debt investments may deteriorate over time due to factors beyond our control, which may result in a loss of principal or interest to the extent the assets collateralizing our CRE debt are insufficient to satisfy the loan.

•
a borrower or guarantor may not comply with its financial covenants or may not have sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees, particularly in periods of challenging economic and market conditions.

•	Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

•	Taking title to collateral, or otherwise liquidating defaulted CRE debt investments, can be an expensive and lengthy process that could have a negative effect on the return on our investment.

•
We may need to restructure loans if our borrowers are unable to meet their obligations to us, which might include lowering interest rates, extending maturities or making other concessions that may result in the loss of some or all of our investment. Further, we may be unable to restructure loans in a manner that we believe would maximize value, particularly in situations where there are multiple creditors and/or a large lender group.

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
We may make certain CRE debt and securities investments that involve high risks.
We may make investments in certain assets that involve greater risks, such as transitional assets, non-performing assets and construction or development assets. These types of investments may involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict. For example:

•
Transitional properties are often associated with floating-rate loans and increases in a borrower’s monthly payment as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.

•
Non-performing real estate assets are challenging to evaluate as they do not have a consistent stream of cash flow to support normalized debt service, lack stabilized occupancy rates and may require significant capital for repositioning. Further, strategies available to create value in a non-performing real estate investment, including development, redevelopment or lease-up of a property or negotiating a reduced payoff, may not be successful.

•
Construction loans have the potential for cost overruns, the developer’s failing to meet a project delivery schedule, market downturns and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE debt.

In addition, we may invest in subordinate, unrated or distressed mortgage loans or unrated or non-investment grade CRE securities, which typically result from increased leverage, lack of strong operating history, borrowers’ credit history, underlying cash flow from the properties and other factors. As a result, these investments typically have higher risk of default and loss, particularly during economic downturns.
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
In a challenging economic environment, we may experience an increase in provisions for loan losses and asset impairment charges, as borrowers may be unable to remain current in payments on loans and declining property values weaken our collateral. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.
Risks Related to Our Financing Strategy
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We use a variety of financing sources, including mortgage notes, credit facilities, securitization financing transactions and other term borrowings, as well as preferred equity and exchangeable senior notes. For example, as of December 31, 2015, we had $11 billion of borrowings outstanding, including $662 million recourse borrowings under credit facilities and term borrowings, $31 million recourse exchangeable notes and $9.5 billion in mortgage financings, as well as $939 million in aggregate principal amount of preferred stock.
Our ability to effectively execute our financing strategy depends on various conditions in the financing markets that are beyond our control, including liquidity, health of the CMBS markets and credit spreads. While we seek non-recourse long-term financing, such financing may not be available to us on favorable terms or at all. Furthermore, even with non-recourse financing, we typically enter into guarantees for limited bad acts, environmental matters and other conditions that could impose recourse liability on us. If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may include more restrictive recourse borrowings and borrowings with higher debt service that limit our ability to engage in certain transactions and reduce our cash available for distribution to stockholders. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and distributions to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we acquire or originate.
Our credit facilities permit us to make significant borrowings, which restrict our ability to engage in certain activities and could require that we generate significant cash flow or access the capital markets to satisfy the payment and other obligations.
We may make significant borrowings under credit facilities. For example, as of December 31, 2015, we had $165 million outstanding under our Corporate Revolver with a three-year term guaranteed by substantially all of our material wholly-owned subsidiaries. We may also obtain additional facilities and increase our lines of credit on existing facilities in the future. Our credit facilities contain various affirmative and negative covenants, including, among other things, limitations on debt, liens and restricted payments, as well as financial covenants. Compliance with these covenants restrict our ability to engage in certain transactions, which could materially adversely affect our financial condition.
In addition, these borrowings may exceed our cash on hand and/or our cash flows from operating activities. Our ability to meet the payment and other obligations under our credit facilities depends on our ability to generate sufficient cash flow or access capital markets in the future. Our ability to generate cash flow or access capital markets, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in amounts sufficient to enable us to meet our payment obligations under our credit facilities. If we are not able to generate sufficient cash flow to service our credit facilities and other borrowing obligations, we may need to refinance or restructure our borrowings, reduce or delay capital investments, or seek to raise additional capital. There is no assurance we will be able to do any of the foregoing on favorable terms or at all. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our credit facilities, which could materially and adversely affect our liquidity.
We may not be able to borrow additional amounts under our credit facilities.
Certain of our borrowings may restrict our ability to incur additional indebtedness, such as our Corporate Revolver, based on the value of certain investment assets that make up a borrowing base. Such investment assets may fluctuate in value. Decreases in value would reduce our borrowing base and could prevent us from borrowing. In addition, our Corporate Revolver includes financial maintenance covenants and non-financial covenants. Breach of any such covenants would block additional borrowings under the facility. Our inability to borrow additional amounts could delay or prevent us from acquiring, financing, and completing desirable investments and could negatively affect our liquidity, which could materially and adversely affect our business. Inability to borrow could also prevent us from making distributions to our stockholders.
We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
As of December 31, 2015, our real estate portfolio had $9.5 billion of total mortgage financing. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that we may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability, result in losses and negatively impact the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
We use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral, which could have an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Furthermore, the cost of borrowings may increase substantially if lenders view us as having increased credit risk during periods of market distress. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. If the fair value of the assets subject to such financing arrangements decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our income generated on such assets. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.
Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.
Our financial performance is influenced by changes in interest rates, in particular, as such changes may affect our floating-rate borrowings, CRE debt and CRE securities. A substantial portion of our borrowings bear interest at variable rates. For example, the financing for the acquisition of the Griffin-American Portfolio includes U.S. and U.K.-based borrowings, with a floating rate component of $1.2 billion of borrowings outstanding as of December 31, 2015, with a weighted average interest rate of one month LIBOR plus 3.15% and three-month LIBOR plus 4.25%, respectively. Additionally, our Corporate Revolver, as amended, of $250 million bears interest at a floating rate equal to LIBOR plus 3.50%. If market interest rates increase, the interest rate on our variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
In addition, changes in the general level of interest rates can negatively affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-

bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, acquire or originate CRE debt at attractive prices and enter into hedging transactions. Interest rate changes may also impact our net book value as our CRE securities and derivatives are recorded at fair value each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity. Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our CRE securities and therefore their value.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.
Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2015, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including derivatives) would result in a decrease in net interest income of approximately $43 million annually, of which $30 million of the change is attributable to floating rate financing of hotel and healthcare operating real estate and does not reflect the potential increase in rental cash flow associated with economic growth that may be typical in a rising interest rate environment.
In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating rate assets would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our assets less our operating costs, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may adversely influence our net income. Increases in these rates may decrease our net income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets could result in losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
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
For example, in June 2015 we entered into a $2 billion notional 10-year fixed interest rate swap in order to seek to hedge against future refinancing costs of certain of our mortgage borrowings.  This swap is currently materially out of the money and we have posted $74 million of margin as of February 25, 2016 for the benefit of our counterparty and may be subject to future margin calls.

If an early termination event occurs now with respect to this swap, in addition to losing the margin we have posted we would currently be required to pay approximately $160 million to our counterparty.
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
We are subject to litigation risk related to our legacy CDO business.
Each of our N-Star CDOs is governed by an indenture, collateral management agreement and other documentation. The documents are complex and collectively describe the conditions upon which we can sell assets and reinvest principal proceeds and set forth covenants and other provisions to which we and the CDOs are subject. In certain circumstances, the performance of the underlying CDO collateral has raised ambiguities in our CDO documentation. We could take a position, inadvertently or otherwise, that a court ultimately determines constitutes a breach of the underlying agreements and the results of such a determination could have a material adverse effect on our business and financial condition. We could also be subject to litigation related to our legacy CDO business in general, which could be costly to defend and distracting to management and there is no assurance that the outcome would not have a material adverse effect if any such litigation were to arise.
Our exchangeable senior notes are recourse obligations to us.
As of December 31, 2015, $31.4 million of principal amount of our exchangeable senior notes were outstanding, of which we may be required to repurchase $13.0 million, $1.0 million and $17.4 million in June 2017, June 2019 and June 2023, respectively. These amounts are full recourse obligations of our company. If we are not able to extend, refinance or repurchase these borrowings, we may not have the ability to repay these amounts when they come due. Our inability to repay any of our exchangeable senior notes could cause the acceleration of our borrowings, which would have a material adverse effect on our business.
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
Our exchangeable senior notes may be exchanged at any time prior to maturity at the option of the holder in accordance with the terms of the applicable indenture.  In December 2013, we made a revocable election to satisfy our exchange obligations with shares of our common stock for the principal amount of the notes, as determined in accordance with the applicable indenture.  We may change our election at any time in accordance with the terms of the applicable indentures and elect to satisfy all exchanges with a combination of cash and common stock, rather than only common stock.  In 2015 to date, we exchanged an aggregate of $14 million principal amount of exchangeable senior notes and settled all such exchanges in shares of our common stock. These exchanges, as well as any additional exchanges we may effect in the future through settlement with shares of our common stock, will exacerbate the dilutive effects to our stockholders. If we determine to use only cash to exchange our notes rather than stock, our liquidity could be negatively impacted. If the price of our common stock rises and our distributions continue to increase, the economic incentive to exchange our notes will likely increase.
We may become liable for senior notes issued by NorthStar Europe.
In July 2015, prior to the NRE Spin-off, NorthStar Europe, then our wholly-owned subsidiary, issued $340 million principal amount of senior notes due in December 2016. We guaranteed all of NorthStar Europe’s obligations under these senior notes. While NorthStar Europe has agreed to reimburse us for any principal or interest payments on these senior notes made after the NRE Spin-off, there can be no assurance that NorthStar Europe will have sufficient funds to repay the noteholders on its own or reimburse us in the event we have to repay the noteholders.
Risks Related to Our Company
Our significant acquisition and investment activity in recent years presents certain risks to our business and operations.
We have made significant acquisitions and investments in the past few years. Our significant acquisition and investment activity presents certain risks to our business and operations, including, among other things, that:

•
We may be unable to successfully integrate the assets or companies we acquired into our business and operations, maintain consistent standards, controls, policies and procedures or realize the anticipated benefits of the acquisitions and other investments within the anticipated time frame or at all;

•	We, or NSAM, may be unable to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	Projections of estimated future revenues, costs savings or operating metrics that we develop during the due diligence and integration planning process might be inaccurate;

•	Additional borrowings incurred or equity issued to finance acquisitions and investments could cause our leverage to increase or our per share financial results to decline;

•	Acquisitions and other new investments could divert management’s attention from our existing assets;

•	The value of acquired assets or the market price of our common stock may decline; and

•	We may be unable to continue paying dividends at the current rate.
We cannot assure you that we will be able to integrate acquisitions and investments without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Further, we cannot assure you that, the market will appropriately value our business and operations, which may cause the market price of our common stock to suffer.
We may undergo future restructurings, including internalization of our management company and/or spin-offs of certain of our assets, which may not be successful.
We may in the future determine to restructure our organization and/or assets, including potentially internalizing our management company and/or spinning off certain of our assets as we did with the NSAM Spin-off and the NRE Spin-off. Any such restructurings may not achieve the intended strategic and financial benefits or any benefits at all. In the event that any such restructuring does not achieve expected benefits, such restructuring could expose us to increased litigation and shareholder activism, have a negative effect on our financial condition and our ability to make distributions to stockholders.
We may be subject to the actions of activist shareholders.
We may be the subject of increased activity by activist shareholders and shareholder activism generally is increasing. Responding to shareholder activism can be costly and time-consuming, create conflicts with our manager, disrupt our operations and divert the attention of our manager from executing our business plan. Activist campaigns can create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, harm our ability to attract new investors, tenants/operators/managers and joint venture partners and cause our stock price to experience periods of volatility or stagnation. Moreover, if individuals are elected to our board of directors with a specific agenda, even though less than a majority, our ability to effectively and timely implement our current initiatives and execute on our long-term strategy may be adversely affected.
Our expenses may not decrease if our revenue decreases.
Many of the expenses associated with owning real estate, such as debt-service payments, payments to our asset manager, property taxes, insurance, utilities and, as applicable, employee wages and benefits, are relatively inflexible. They do not necessarily decrease in tandem with a reduction in revenue and may be subject to increases that are not tied to the performance of our assets or the increase in the rate of inflation generally. Additionally, certain costs may exceed the rate of inflation in any given period.

We may be unable to offset any fixed or increased expenses. Any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our assets.
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
Significant legal proceedings may adversely affect our results of operations or financial condition.
We may in the future be involved in litigation matters arising in the ordinary course of business and may potentially be involved in other legal proceedings, including securities class actions and regulatory and governmental investigations. We are unable to predict with certainty the eventual outcome of any litigation we may be involved in. Litigation could be more likely in connection with a change of control transaction or during periods of market dislocation or shareholder activism. Developments adverse to us in legal proceedings to which we may be subject in the future could have a material adverse effect on our financial condition, results of operations or our reputation.
We believe CAD and NOI (as defined below), each a non-GAAP measure, provides a meaningful indicator of our operating performance; however, neither CAD or NOI should be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP as an indicator of operating performance.
Management uses CAD and net operating income, or NOI, to evaluate our profitability and performance of our business. CAD and NOI are each a non-GAAP financial measure. We believe that CAD is useful because it adjusts for a variety of cash (such as transaction costs, cash flow related to N-Star CDO equity interests and community fees) and non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for loan losses, asset impairment, bad debt expense and non-cash interest income and expense items). We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items including depreciation and amortization, straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; cash flow related to N-Star CDO equity interests; accretion of consolidated N-Star CDO bond discounts; non-cash net interest income in consolidated N-Star CDOs; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other, excluding accelerated amortization related to sales of CDO bonds or other investments; provision for loan losses, net; impairment on depreciable property; bad debt expense; deferred tax benefit (expense); acquisition gains or losses; distributions and adjustments related to joint venture partners; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; gains (losses) on sales; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. For example, CAD has been adjusted to exclude non-recurring gain (loss) from deconsolidation of certain N-Star CDOs. These items, if applicable, include any adjustments for unconsolidated ventures.
In addition, we believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments and represent our ownership percentage for unconsolidated joint ventures. NOI represents total property and related revenues, adjusted for: (i) amortization of above/below market rent; (ii) straight line rent; (iii) other items such as adjustments related to joint ventures, cash flow related to community fees and non-recurring bad debt expense; and (iv) less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) from the sale of properties and other items under U.S. GAAP and capital expenditures and leasing costs necessary to maintain the operating performance of properties, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
Neither CAD or NOI should be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD and NOI involves subjective judgment and discretion, and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies. For example, our calculation of CAD per share does not take into account any potential dilution from our exchangeable senior notes or warrants outstanding, or restricted stock units subject to performance metrics not yet achieved.
Failure to meet market expectations, particularly with respect to CAD and NOI, would likely result in a decline and/or increased volatility in the market price of our common stock or other outstanding securities. Any guidance we may give regarding CAD or NOI or other measures will involve assumptions and subjective judgment and actual results may be materially different.
The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.
We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
Our distribution policy is subject to change.
Our board of directors determines an appropriate common stock distribution based upon numerous factors, including REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Our board of directors reviewed changes to our distribution policy on a quarterly basis in 2015 but may review such policy less frequently in the future. Following our board of directors’ review, our board of directors determined to reduce the distribution to $0.40 per share of common stock for the fourth quarter of 2015. Future distribution levels are subject to further adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution and our distribution level could remain flat or decline.
We may not be able to make distributions in the future.
Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future or we may have to reduce our distribution rate.
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

There can be no assurance that we will continue to repurchase stock or that we will repurchase stock at favorable prices.
Our board of directors has approved a stock repurchase program and may approve additional repurchase programs in the future. The amount and timing of stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to the repurchase of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations, financial condition and other factors beyond our control that we may deem relevant. A reduction in, or the completion or expiration of, our stock repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all. Further, to the extent we incur borrowings to finance stock repurchases, our leverage will be increased, which increases the risk of loss associated with our business.
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
We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, NYSE, IRS, and other federal, state, local and foreign governmental bodies and agencies. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have also established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. While we have designed policies to appropriately operate our business, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
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
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of investment company in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis. This requirement limits our ability to sell or otherwise dispose of our subsidiaries and the types of businesses in which we may engage through these subsidiaries.
We must monitor our subsidiaries’ holdings to ensure that we satisfy the 40% test. Through our wholly-owned or majority-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.
Most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of a subsidiary’s portfolio must be qualifying real estate assets and at least 80% of its portfolio must be qualifying real estate assets and real estate-related assets (and no more than 20% of miscellaneous assets). For purposes of the exclusions provided by Section 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
Certain of our other subsidiaries do not satisfy the 40% test, but instead rely on other exceptions from registration as an investment company under the Investment Company Act that either limit the types of assets these subsidiaries may purchase or the manner in which these subsidiaries may acquire and sell assets. For instance, certain of our CDOs rely on the exclusion from registration as an investment company under the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exclusion limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales.
The loss of our Investment Company Act exclusion could require us to register as an investment company or substantially change the way we conduct our business, either of which may have an adverse effect on us and the market price of our common stock.
On August 31, 2011, the SEC published a concept release (Release No. 29778, File No. S7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage Related Instruments), pursuant to which it is reviewing whether certain companies that invest in mortgage-backed securities and rely on the exclusion from registration under Section 3(c)(5)(C) of the Investment Company Act, such as us, should continue to be allowed to rely on such an exclusion from registration. If the SEC takes action with respect to this exclusion, these changes could mean that certain of our CDOs and other subsidiaries could no longer rely on the Section 3(c)(5)(C) exclusion, and would have to rely on Section 3(c)(1) or 3(c)(7), which would mean that our investment in those subsidiaries would be investment securities. This could result in our failure to maintain our exclusion from registration as an investment company.

If we fail to maintain an exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
Certain provisions of Maryland law may limit the ability of a third party to acquire control of us. This could depress our stock price.
Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to bring a claim in a judicial forum that the stockholder believes is more favorable judicial forum for disputes with us or our directors, officers, manager or agents.
Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any director, officer, manager, agent or employee of ours to us or our stockholders; (iii) any action asserting a claim against us or any director, officer, manager, agent or employee of ours arising pursuant to the MGCL, our charter or bylaws brought by or on behalf of a stockholder; or (iv) any action asserting a claim against us or any director, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers, manager or agents, which may discourage lawsuits against us and our directors, officers, manager or agents.
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
We have acquired interests in multiple portfolios of hotel and healthcare properties through joint ventures, the Griffin American merger and otherwise. Some of these properties are leased to TRSs of ours, which, in turn, engage “eligible independent contractors” to operate such properties. Such an arrangement is referred to as a “RIDEA structure.” We refer to the TRS lessees in our RIDEA structures as our “TRS Lessees.” Our TRS Lessees are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel and healthcare properties leased by our TRS Lessees, net of the operating expenses for such properties and rent payments to us. Accordingly, although our ownership of our TRS Lessees allows us to participate in the operating income from our hotel and healthcare properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS Lessees is available for distribution to us.
Our ownership of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels and healthcare properties that are operated by eligible independent contractors pursuant to management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's gross assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
Our TRSs are subject to federal, foreign, state and local income tax on their taxable income and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total gross assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% or 20% limitations discussed above or to avoid application of the 100% excise tax discussed above.
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
If the NSAM Spin-off and related restructuring did not qualify as transactions that are generally tax-deferred for U.S. federal income tax purposes, we could fail to qualify as a REIT.
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
On December 3, 2014, we acquired Griffin-American via a merger. In connection with the closing of the merger, we received an opinion of counsel to the effect that Griffin-American qualified to be taxed as a REIT for U.S. federal income tax purposes through the closing date of the merger. In connection with the merger, Griffin-American ceased to exist as a separate REIT. However, if Griffin-American failed to qualify as a REIT prior to the merger, the combined company generally would succeed to or incur significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by Griffin-American pursuant to the merger). Additionally, the combined company could possibly lose its REIT qualification should the activities that disqualified Griffin-American continue after the merger.
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
We must also ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs and no more than 25% of our assets can be represented by debt of “publicly offered REITs” that is not secured by real property or interests in real property.
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
Our CRE debt and securities investments have been and may continue to be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property and for other reasons. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Under recently enacted legislation, if such loan is secured by both real property and personal property and the fair market value of such personal property does not exceed 15% of the total fair market value of all such property, then the personal property securing the loan will be treated as real property. Although the law is not entirely clear, a portion of the loan not attributable to real property or personal property as described in the preceding sentence will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. Further, it is unclear how the safe harbor in Revenue Procedure 2014-51 is affected by the recent legislative changes regarding the treatment of personal property securing a mortgage loan. Until additional guidance is issued, we intend to apply the safe harbor in Revenue Procedure 2014-51 without taking into account the legislative changes regarding the treatment of loans secured by both real property and personal property. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our CRE debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.

Our ability to invest in distressed debt may be limited by our intention to maintain our qualification as a REIT.
We have and may in the future acquire distressed debt, including distressed first mortgage loans, subordinate interests, mezzanine loans and CMBS. In general, under the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Under recently enacted legislation, if such loan is secured by both real property and personal property and the fair market value of such personal property does not exceed 15% of the total fair market value of all such property, then the personal property securing the loan will be treated as real property. Although the law is not entirely clear, a portion of the loan not attributable to real property or personal property as described in the preceding sentence will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% Value Test. IRS Revenue Procedure 2014-51 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of: (i) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date; or (ii) the greater of (a) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire or originate the loan; or (b) the current value of the real property securing the loan on the date of the relevant quarterly REIT testing date. Additionally, Revenue Procedure 2014-51 states that the IRS will treat a distressed debt as producing a significant amount of non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2014-51 indicates that interest income on distressed debt will be treated as qualifying income based on the ratio of (i) fair market value of the real property securing the debt determined as of the date we committed to acquire the debt and (ii) the face amount of the debt (and not the purchase price of the debt). It is unclear how the safe harbor in Revenue Procedure 2014-51 is affected by the recent legislative changes regarding the treatment of personal property securing a mortgage loan. Until additional guidance is issued, we intend to apply the safe harbor in Revenue Procedure 2014-51 without taking into account the legislative changes regarding the treatment of loans secured by both real property and personal property. The face amount of a distressed debt will typically exceed the fair market value of the real property securing the debt on the date we commit to acquire the debt. Because distressed debt may produce a significant amount of non-qualifying income for purposes of the 75% gross income test and a significant portion of a distressed debt may be treated as a non-qualifying asset for the REIT asset tests once the debt increases in value, we may be limited in our ability to invest in distressed debt and maintain our qualification as a REIT.
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
We may be subject to the REIT prohibited transactions tax as a result of executing on potential avenues to monetize our assets and deleverage our balance sheet, which could result in a significant federal income tax liability to us.
As discussed above, we are exploring potential strategies to monetize certain of our assets in order to deleverage our balance sheet and create liquidity for approaching maturities on borrowings and common stock repurchases. A REIT will incur a 100% tax on the net income from prohibited transactions. Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of a trade or business. While we believe that any dispositions of our assets pursuant to our deleveraging strategy should not be treated as prohibited transactions, and although we intend to conduct our operations so that we will not be treated as holding our properties for sale, whether a particular sale will be treated as a prohibited transaction depends on the underlying facts and circumstances and we have not sought and do not intend to seek, a ruling from the IRS on that issue. Accordingly, we cannot assure you that the IRS would not successfully assert a contrary position with respect to our dispositions. If all or a significant portion of our dispositions were treated as prohibited transactions, we would incur a significant U.S. federal income tax liability, which could have a material adverse effect on our results of operations.
The prohibited transactions tax may limit our ability to engage in transactions, including certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
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
The maximum tax rate for “qualified dividends” paid by corporations to individuals is 20%. Distributions paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (currently subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties are part of our real estate segment, except for one REO included in our real estate debt segment, and are described under Item 1. “Business - Our Investments.” The following table presents information with respect to our real estate investments as of December 31, 2015 (dollars in thousands):

Location	Capacity	Percentage Leased/Occupied	Number of Properties	Lease Expiration Date(1)	Gross Carrying Value(2) (3)	Borrowings
Healthcare
Medical Office Building	Square Feet
Alabama	147,157	93%	2	Various	$62,398	$33,926
Arizona	59,808	62%	1	Various	14,727	8,088
Arkansas	121,205	68%	5	Various	32,023	15,481
California	228,159	89%	4	Various	82,535	57,917
Colorado	321,100	75%	8	Various	80,396	62,576

Location	Capacity	Percentage Leased/Occupied	Number of Properties	Lease Expiration Date(1)	Gross Carrying Value(2) (3)	Borrowings
Florida	200,870	82%	5	Various	$72,206	$34,804
Georgia	389,834	90%	14	Various	116,121	80,945
Hawaii	22,751	100%	1	Jun-17	9,586	8,814
Idaho	76,415	100%	1	Various	27,297	24,215
Illinois	364,864	81%	7	Various	90,991	80,395
Indiana	1,213,806	93%	33	Various	367,448	265,182
Louisiana	203,886	86%	4	Various	47,571	35,393
Michigan	137,486	87%	3	Various	39,970	33,971
Minnesota	34,531	100%	2	Mar-16	10,092	7,362
Mississippi	62,436	100%	1	Apr-25	14,573	11,500
Nevada	64,866	98%	1	Various	27,849	19,179
New Jersey	67,537	99%	1	Various	39,587	31,771
New Mexico	53,219	100%	3	Mar-19	14,659	15,905
New York	362,037	100%	6	Dec-33	156,965	154,082
North Carolina	121,939	97%	2	Various	41,862	36,878
Ohio	272,392	89%	5	Various	86,915	28,332
Oklahoma	62,383	100%	2	Jun-23	11,572	11,944
South Carolina	90,330	76%	2	Various	21,481	10,437
Tennessee	263,658	97%	5	Various	106,905	78,860
Texas	1,011,175	90%	30	Various	305,812	234,194
Washington	95,670	97%	1	Various	65,630	22,548
Total Medical Office Building	6,049,514	90%	149		1,947,171	1,404,699

Skilled Nursing Facilities(4)
Alabama	46,108	100%	1	Jan-27	9,989	9,783
Arizona	39,669	100%	1	Apr-26	18,547	11,623
California	104,744	100%	2	Aug-21	17,493	22,205
Florida	984,573	100%	22	Dec-25	272,626	180,795
Georgia	270,465	84%	7	Jan-27	132,330	108,000
Illinois	708,075	100%	10	Apr-22	141,177	81,993
Indiana	752,706	100%	19	Jun-17	115,709	95,296
Kentucky	67,706	100%	1	Mar-25	13,930	9,430
Louisiana	66,177	100%	1	Jan-27	24,389	20,341
Maryland	37,076	100%	1	Dec-20	11,060	7,235
Massachusetts	90,783	100%	3	May-28	13,462	18,485
Michigan	69,205	100%	2	Dec-20	13,109	8,576
North Carolina	67,164	100%	2	Mar-25	12,026	8,883
Oregon	119,206	100%	6	May-26	36,682	28,238
Pennsylvania	829,305	100%	11	Mar-29	232,355	203,426
Tennessee	146,132	100%	4	Nov-24	52,955	43,658
Virginia	284,339	100%	8	May-24	72,896	53,671
Washington	111,005	100%	3	May-26	16,789	15,017
Total Skilled Nursing Facilities	4,794,438	99%	104		1,207,524	926,655

Assisted Living Facilities-RIDEA
Alabama	30,109	18%	1	Dec-25	2,594	4,540
Arizona	93,477	86%	1	Dec-25	12,710	8,998
California	172,760	89%	6	Dec-22	66,617	34,109
Colorado	388,035	100%	2	Aug-31	101,974	109,903
Georgia	64,687	96%	1	Nov-19	8,361	6,911
Illinois	1,158,558	96%	22	Jun-26	216,561	181,860
Kansas	81,810	95%	1	Jan-20	13,185	5,322
Massachusetts	55,301	100%	5	May-28	12,466	10,674
Nebraska	26,683	87%	1	Nov-19	5,962	2,558
North Carolina	47,494	96%	2	Dec-25	17,562	11,132
Ohio	949,312	97%	30	May-30	220,686	201,215
Oklahoma	208,251	81%	5	Mar-20	30,757	9,469
Oregon	590,159	87%	15	Dec-25	130,922	101,278
South Carolina	58,909	83%	1	Dec-25	21,785	16,183
Tennessee	113,037	84%	2	Jun-21	26,934	15,712
Texas	748,997	84%	8	Sep-25	158,980	119,037
Washington	233,879	92%	6	Jan-25	62,518	43,801

Location	Capacity	Percentage Leased/Occupied	Number of Properties	Lease Expiration Date(1)	Gross Carrying Value(2) (3)	Borrowings
Total Assisted Living Facilities-RIDEA	5,021,458	91%	109		$1,110,574	$882,702

Assisted Living Facilities
Florida	29,677	100%	2	Dec-27	550	755
Illinois	55,498	100%	1	Dec-21	6,322	6,043
Indiana	289,071	100%	9	Jun-17	36,920	25,834
Minnesota	215,428	100%	11	Aug-24	51,566	37,800
North Carolina	229,359	100%	6	Dec-27	124,365	95,505
Oregon	549,120	100%	10	Oct-23	103,978	78,555
United Kingdom	961,915	100%	44	Sep-28	432,910	327,890
Total Assisted Living Facilities	2,330,068	100%	83		756,611	572,382

Hospitals
California	295,547	100%	5	Sep-27	109,431	112,098
Georgia	31,067	100%	1	Sep-33	19,191	14,626
Louisiana	26,423	100%	1	Jan-26	11,379	12,931
Missouri	83,858	100%	3	Sep-33	34,804	33,707
Oklahoma	37,466	100%	1	Nov-21	20,354	12,398
Texas	191,445	100%	2	Various	34,270	37,976
Utah	34,897	100%	1	Sep-33	14,942	15,595
Total Hospitals	700,703	100%	14		244,371	239,331
Total Healthcare(5)	18,896,181	94%	459		5,266,251	4,025,769

Hotels
Marriott	Rooms
Arizona	418	NA	3	NA	50,098	37,976
California	1,618	NA	12	NA	292,354	252,706
Colorado	288	NA	2	NA	51,319	47,400
Connecticut	447	NA	4	NA	46,134	35,170
Florida	1,642	NA	9	NA	232,648	184,294
Georgia	838	NA	6	NA	105,994	73,569
Illinois	339	NA	2	NA	47,584	31,839
Kentucky	176	NA	2	NA	19,373	18,680
Louisiana	225	NA	2	NA	33,108	31,148
Maine	78	NA	1	NA	11,014	10,000
Maryland	715	NA	5	NA	78,492	66,280
Massachusetts	345	NA	3	NA	65,649	53,162
Michigan	809	NA	6	NA	108,522	90,334
New Hampshire	416	NA	4	NA	56,414	43,782
New Jersey	1,402	NA	9	NA	210,952	186,208
New York	439	NA	4	NA	67,719	53,614
North Carolina	427	NA	3	NA	46,969	33,049
Ohio	441	NA	3	NA	50,414	34,464
Oklahoma	80	NA	1	NA	7,181	7,377
Pennsylvania	460	NA	4	NA	61,617	52,254
Tennessee	459	NA	3	NA	65,819	50,919
Texas	2,425	NA	20	NA	313,528	261,842
Virginia	1,473	NA	11	NA	154,440	131,108
Washington	664	NA	5	NA	137,055	123,151
Total Marriott	16,624		124		2,314,397	1,910,326

Hilton
California	382	NA	4	NA	53,381	43,237
Colorado	281	NA	2	NA	34,439	27,688
Connecticut	157	NA	1	NA	19,372	14,300
Florida	202	NA	2	NA	29,167	25,435
Georgia	136	NA	1	NA	12,795	10,110
Kentucky	173	NA	1	NA	36,707	34,075
Louisiana	115	NA	1	NA	15,095	11,476
Maryland	83	NA	1	NA	7,615	5,800
New Hampshire	247	NA	2	NA	46,681	35,306
New Jersey	142	NA	1	NA	25,732	18,216

Location	Capacity	Percentage Leased/Occupied	Number of Properties	Lease Expiration Date(1)	Gross Carrying Value(2) (3)	Borrowings
New Mexico	151	NA	1	NA	$27,374	$19,582
New York	571	NA	4	NA	110,958	91,958
North Carolina	424	NA	3	NA	71,364	55,103
Ohio	86	NA	1	NA	13,354	8,835
Pennsylvania	150	NA	1	NA	17,573	15,450
Texas	173	NA	2	NA	18,778	14,140
Total Hilton	3,473		28		540,385	430,711

Starwood
Alabama	111	NA	1	NA	18,141	16,850
Florida	216	NA	1	NA	33,036	30,550
Maryland	155	NA	1	NA	11,108	9,500
New Jersey	224	NA	1	NA	39,584	31,160
North Carolina	130	NA	1	NA	20,345	19,491
Total Starwood	836		5		122,214	107,551

Hyatt
California	254	NA	2	NA	84,819	72,250
Massachusetts	157	NA	1	NA	32,753	29,055
New Jersey	116	NA	1	NA	14,510	7,680
Texas	280	NA	2	NA	34,286	28,850
Total Hyatt	807		6		166,368	137,835

Intercontinental Hotel Group
Texas	352	NA	4	NA	40,326	42,008
Total Intercontinental Hotel Group	352		4		40,326	42,008
Total Hotel	22,092		167		3,183,690	2,628,431

Net Lease
Industrial	Square Feet
Arizona	322,070	100%	1	Dec-26	21,456	13,520
California	793,562	100%	2	May-28	80,371	48,012
Colorado	57,966	100%	1	Jun-27	7,869	4,951
Florida	133,397	100%	2	Nov-23	5,098	3,293
Georgia	574,514	100%	3	Jul-25	31,513	20,418
Illinois	1,421,531	100%	6	Jul-25	58,765	34,253
Indiana	117,376	100%	1	Apr-26	2,841	2,076
Kentucky	274,002	100%	2	Mar-26	10,050	7,453
Michigan	513,261	100%	4	Aug-27	24,065	18,624
Minnesota	101,680	100%	1	Dec-24	6,116	3,950
Missouri	144,786	100%	1	Feb-31	3,709	2,471
New Jersey	99,783	100%	1	Aug-24	5,953	3,300
New York	66,100	100%	1	Jun-23	6,139	5,381
North Carolina	437,911	100%	1	Jul-30	8,439	8,323
Ohio	464,466	100%	3	Apr-25	19,021	13,635
South Carolina	365,086	100%	2	Jul-27	14,440	10,263
Texas	222,061	100%	3	Mar-31	8,742	5,902
Total Industrial	6,109,552	100%	35		314,587	205,825

Office
California	244,416	100%	3	Dec-19	37,194	25,748
Colorado	183,529	100%	1	Nov-22	38,459	30,174
Florida	68,723	100%	2	Jun-27	7,256	4,309
Georgia	54,284	100%	1	Jun-27	6,031	4,070
Indiana	333,600	100%	1	Dec-25	33,977	25,674
New Jersey	121,038	100%	1	Jul-17	22,395	15,486
Ohio	199,112	100%	1	Dec-17	33,559	—
South Carolina	165,000	100%	1	Oct-20	34,854	28,363
Utah	117,553	100%	1	Apr-17	20,837	12,646
Total Office(6)	1,487,255	100%	12		234,562	146,470

Retail

Location	Capacity	Percentage Leased/Occupied	Number of Properties	Lease Expiration Date(1)	Gross Carrying Value(2) (3)	Borrowings
Illinois	50,000	100%	1	Jan-22	$5,810	$5,122
Indiana	50,000	100%	1	Aug-24	3,642	—
Kansas	48,780	100%	1	Mar-23	6,909	5,475
Maine	52,900	100%	1	Sep-23	6,687	3,240
Massachusetts	104,200	100%	2	Jan-24	11,439	8,430
New Hampshire	115,558	100%	3	Oct-21	20,314	7,483
New York	46,533	100%	1	Jan-22	3,187	3,973
Total Retail	467,971	100%	10		57,988	33,723
Total Net Lease	8,064,778	100%	57		607,137	386,018

Multi-tenant Office	Square Feet
California	228,524	100%	2	Sep-20	42,423	30,287
Colorado	669,115	82%	10	Oct-18	95,293	70,795
Texas	123,761	100%	1	Apr-18	18,578	11,906
Total Multi-tenant Office	1,021,400	89%	13		156,294	112,988
Grand Total			696		$9,213,372	$7,153,206

Assets of Properties Held for Sale	Pad Rental Sites/Units/Square Feet
Manufactured Housing	33,055	86%	136	NA	$1,594,667	$1,274,643
Senior Housing Portfolio	3,582,832	95%	32	NA	842,408	648,211
Multifamily(7)	4,016	94%	11	Various	328,267	249,709
Other(8)	521,686	29%	8	Various	86,650	56,561
Total Assets of Properties Held for Sale			187		$2,851,992	$2,229,124
_______________________________________________________

(1)	Based on initial term and represents the weighted average lease term if more than one lease. For RIDEA facilities, the weighted average lease term of the operator is included.

(2)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes purchase price allocations related to net intangible and other assets and liabilities as of December 31, 2015. Refer to “Note 3. Operating Real Estate” of Part II, Item 8. “Financial Statements and Supplementary Data.”

(3)	The grand total includes an allowance for operating real estate impairment of $4.9 million.

(4)	Includes three properties with a cost of $13 million owned pursuant to the RIDEA structure.

(5)	Excludes portfolio level financing of $75 million as of December 31, 2015.

(6)
Excludes a joint venture with three buildings with a carrying value of $27 million. Our net lease portfolio totals 8.9 million square feet and was 96% leased, with a weighted average lease term of 9.2 years, including such joint venture as of December 31, 2015.

(7)	Excludes a joint venture investment with a carrying value of $38 million. Our multifamily portfolio totals 4,514 units and was 94% leased, including such joint venture as of December 31, 2015.

(8)	Includes a borrowing of $15 million related to a property held for sale in the Griffin-American Portfolio.
Item 3. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 16. “Commitments and Contingencies” in Part II, Item 8. “Financial Statements and Supplementary Data” for further disclosure regarding legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “NRF.” The following table presents the high, low and last sales prices for our common stock, adjusted for any Reverse Stock Split, as reported on the NYSE, and dividends per share with respect to the periods indicated:

Period	High	Low	Close	Dividends
2015
Fourth Quarter(1)(2)	$25.54	$15.60	$17.03	$0.40
Third Quarter(2)	$32.48	$23.66	$24.70	$0.75	(3)
Second Quarter	$38.20	$31.80	$31.80	$0.80
First Quarter	$38.92	$35.38	$36.24	$0.80

2014
Fourth Quarter	$37.42	$33.56	$35.16	$0.80
Third Quarter(2)	$37.72	$32.20	$35.34	$0.80	(3)
Second Quarter(2)	$70.56	$58.68	$69.52	$1.00
First Quarter	$65.24	$54.72	$64.56	$1.00
_______________________________________________________

(1)	On February 25, 2016, we declared a dividend of $0.40 per share of common stock. This dividend will be paid on March 11, 2016 to stockholders of record as of the close of business on March 7, 2016.

(2)	Both the NSAM Spin-off and NRE Spin-off resulted in a decrease in our stock price subsequent to such spin-offs.

(3)	The dividend per share represents the first dividend declared subsequent to the NRE Spin-off in the fourth quarter 2015 and NSAM Spin-off in the third quarter 2014.
The following table presents our dividends declared on common stock, on a per share basis, for the years ended 2015 and 2014:

Declaration Date	Dividend
2015
November 3(1)	$0.75
August 4(2)	$0.80
May 5(2)	$0.80
February 25(2)	$0.80

2014(2)
October 29	$0.80
August 6	$1.00
May 7	$1.00
February 26	$1.00
_______________________________________________________

(1)	Represents the dividend subsequent to the NRE Spin-off.

(2)	Adjusted for the Reverse Split effected on November 1, 2015.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our dividend policy. On February 25, 2016, the closing sales price for our common stock, as reported on the NYSE, was $12.47. As of February 25, 2016, there were 3,826 record holders of our common stock and 184,377,751 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides the information with respect to purchases made by us of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)(3)
November 1 - November 30	2,321,050	$18.67	3,064,400	$438,498,876
December 1 - December 31	3,405,968	$16.58	6,470,368	$382,025,797
__________________

(1)	Adjusted for the one-for-two reverse stock split completed on November 1, 2015.

(2)
On September 29, 2015, we announced that our board of directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization expires on September 29, 2016, unless otherwise extended by our board of directors.

(3)	Since announcement, we acquired 6.5 million shares for $118 million, with $382 million remaining under the authorization.

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
The selected historical consolidated information presented for the five years ended December 31, 2015 relates to our operations and has been derived from our audited consolidated statements of operations included in this Annual Report on Form 10-K or our prior Annual Reports on Form 10-K, as amended (if applicable). The consolidated financial statements for the year ended December 31, 2015 include: (i) our results of operations for the two months ended December 31, 2015 which represents our results of operations following the NRE Spin-off on October 31, 2015; and (ii) our results of operations for the ten months ended October 31, 2015 which includes a carve-out of revenues and expenses attributable to NRE recorded in discontinued operations. The consolidated financial statements for the year ended December 31, 2014 include: (i) our results of operations for the six months ended December 31, 2014 which represents our results of operations following the NSAM Spin-off; and (ii) our results of operations for the six months ended June 30, 2014 which includes a carve-out of revenues and expenses attributable to NSAM recorded in discontinued operations. Our historical financial information for the three years ended December 31, 2013 was prepared on the same basis as the ten months ended October 31, 2015 and six months ended June 30, 2014. As a result, our results of operations for the years ended December 31, 2015 and 2014 may not be comparative to our results of operations reported for the prior period presented. In addition, we have reclassified certain amounts in our historical audited consolidated financial statements, including amounts related to certain properties reclassified as held for sale during the period. These reclassifications had no effect on our reported net income (loss) or CAD.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:	(Dollars in thousands, except per share data)
Total property and other revenues	$1,817,436	$679,500	$240,847	$114,308	$109,402
Net interest income on debt and securities	218,805	298,139	266,357	335,496	355,921
Total expenses	2,210,001	1,062,287	370,765	240,076	289,887
Equity in earnings (losses) of unconsolidated ventures	219,077	165,053	91,726	88	(2,738)
Income (loss) from continuing operations	(158,713)	(276,385)	(79,149)	(257,718)	(234,173)
Income (loss) from discontinued operations	(108,554)	(44,701)	(8,761)	(17,450)	(25,551)
Net income (loss)	(267,267)	(321,086)	(87,910)	(273,089)	(242,526)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(327,497)	(371,507)	(137,453)	(288,587)	(263,014)
Earnings (loss) per share:
Basic	$(1.87)	$(3.79)	$(2.60)	$(9.22)	$(11.34)
Diluted	$(1.87)	$(3.79)	$(2.60)	$(9.22)	$(11.34)
Dividends per share of common stock(1)(2)	$2.75	$3.60	$3.40	$2.64	$1.84
___________________

(1)	Adjusted for the Reverse Split completed on November 1, 2015.

(2)	The dividend per share for the third and fourth quarter 2015 represents the dividends declared subsequent to the NRE Spin-off.

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:	(Dollars in thousands)
Cash and cash equivalents	$224,101	$296,964	$635,990	$444,927	$144,508
Operating real estate, net	8,702,259	10,212,004	2,370,183	1,390,546	1,089,449
Real estate debt investments, net	501,474	1,067,667	1,031,078	1,832,231	1,710,582
Real estate debt investments, held for sale	224,677	—	—	—	—
Investments in private equity funds, at fair value	1,101,650	962,038	586,018	—	—
Investments in unconsolidated ventures	155,737	207,777	142,340	111,025	96,143
Real estate securities, available for sale	702,110	878,514	1,052,320	1,124,668	1,473,305
Assets of properties held for sale	2,742,635	29,012	30,063	—	3,198
Total assets	15,403,045	15,178,712	6,360,050	5,513,778	5,006,437
Total borrowings	10,533,785	9,734,262	3,342,071	3,790,072	3,509,126
Total liabilities	11,187,315	10,465,056	3,662,587	4,182,914	3,966,823
Preferred stock	939,118	939,118	697,352	504,018	241,372
Total equity	4,215,730	4,713,656	2,697,463	1,330,864	1,039,614

	Years Ended December 31,
	2015	2014	2013	2012	2011
Other Data:	(Dollars in thousands)
Cash flow provided by (used in):
Operating activities	$520,658	$144,856	$240,674	$76,911	$59,066
Investing activities	(3,006,574)	(7,054,227)	(2,285,153)	51,901	383,323
Financing activities	2,417,491	6,572,518	2,235,542	171,607	(423,320)
Effect of foreign currency translation on cash and cash equivalents	(4,438)	(2,173)	—	—	—
CAD for the year ended December 31, 2015 was $572 million. NOI for the three months ended December 31, 2015 was $221 million. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for details on the calculation of CAD and NOI including a reconciliation of CAD to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors in Part I, Item 1A. “Risk Factors” of this report. References to “N-Star,” “NorthStar Realty,” “we,” “us” or “our” refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are a diversified commercial real estate company, with 85% of our total assets invested directly or indirectly in real estate, of which 78% is invested in direct real estate. We generated 89% of our revenue from our real estate portfolio for the year ended December 31, 2015. We invest in multiple asset classes across commercial real estate that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and in turn build long-term franchise value. However, given recent market conditions, we are currently focused on exploring sales to generate liquidity to repurchase our common stock and reduce our leverage.
We are a Maryland corporation and completed our initial public offering in October 2004. We conduct our operations so as to continue to qualify as a REIT for U.S. federal income tax purposes.
Significant Developments
Strategic Initiatives
We continue to execute a series of strategic initiatives with the goal of maximizing long-term shareholder value. These initiatives include: (i) sales of all or portions of certain real estate assets; (ii) sales of all or a portion of our PE Investments; and (iii) sales and/or accelerated repayments of our CRE debt and securities investments. Additionally, in connection with our continuous evaluation of our capital allocation strategy, we revised our dividend policy.

Proceeds from such sales initiatives, along with capital retained from our revised dividend policy, are currently expected to be used for opportunistically repurchasing our common stock, which we believe is currently trading at a significant discount to underlying net asset value and toward repayment of a significant portion of our corporate recourse borrowing obligations which total $590 million (excluding $280 million of trust preferred securities with maturities beginning in 2035). Since the beginning of the fourth quarter 2015 through February 2016, assets sold or committed to sell totaled $2.0 billion, of which net proceeds to us are expected to be approximately $930 million.
In addition, our board of directors formed a special committee and the special committee retained UBS Investment Bank as its financial advisor to explore a potential recombination transaction with NSAM. The special committee will be comprised solely of independent directors that are not on the board of directors of NSAM, including the new independent director appointed to the board of directors effective March 1, 2016. There can be no assurance that the exploration of corporate strategic initiatives will result in the identification or consummation of any strategic transaction or initiative.
Spin-offs
On June 30, 2014, we completed the NSAM Spin-off in the form of a tax-free distribution. Effective upon the NSAM Spin-off, we are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM.
On October 31, 2015, we completed the NRE Spin-off of our European real estate business into a separate publicly-traded REIT in the form of a taxable distribution. In connection with the NRE Distribution, each of our common stockholders received shares of NorthStar Europe’s common stock on a one-for-six basis, before giving effect to a one-for-two Reverse Split of our common stock. We contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding our European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets and $250 million of cash. NSAM manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as our management agreement with NSAM.
Summary of Business
Our primary business lines are as follows:

•
Real Estate - Our real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes healthcare, hotel, manufactured housing communities, net lease, multifamily and multi-tenant office properties. In addition, it includes certain healthcare properties located outside of the United States and PE Investments, diversified by property type and geography.

•
Healthcare - Our healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The majority of our healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. In addition, we own senior operating facilities, which include independent living facilities and healthcare properties that operate through management agreements with independent third-party operators, predominantly through RIDEA structures that permit us, through a TRS to have direct exposure to resident fee income and incur customary related operating expenses. In February 2016, we entered into an agreement to sell our 60% interest in the Senior Housing Portfolio for $535 million, subject to proration and adjustment. We expect the buyer to assume our portion of the $648 million of related mortgage financing. We expect to receive approximately $150 million of net proceeds upon completion of the sale in March 2016. Such asset and related liability is classified as held for sale on our consolidated balance sheet.

•
Hotel - Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.

•
Manufactured Housing - Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents. Currently, we are exploring the sale of our manufactured housing portfolio and such assets and related liabilities are classified as held for sale on our consolidated balance sheet.

•	Net Lease - Our net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants.

•
Multifamily - Our multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. Currently, we are exploring the sale of our multifamily portfolio and in February 2016, we entered in and are finalizing agreements to sell up to ten multifamily properties for $311 million with $210 million of related mortgage financing expected to be assumed as part of the transaction. We expect to receive

$91 million of net proceeds and continue to explore the sale of the remaining two properties. Such assets and related liabilities are classified as held for sale on our consolidated balance sheet.

•	Multi-tenant Office - We pursue the acquisition of multi-tenant office properties currently focused on the western United States.

•
PE Investments - Our real estate business also includes investments (directly or indirectly in joint ventures) owning PE Investments managed by institutional quality sponsors and diversified by property type and geography. In February 2016, we sold substantially all of our interest in PE Investment II for $184 million of proceeds and are exploring the sale of our remaining PE Investments.

•
Commercial Real Estate Debt - Our CRE debt business is focused on originating, acquiring and asset managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We may from time to time take title to collateral in connection with a CRE debt investment as real estate owned, or REO, which would be included in our CRE debt business. In February 2016, we sold or committed to sell seven debt investments with a total principal amount of $225 million at par, with $47 million of proceeds used to pay down our loan facility, resulting in $178 million of net proceeds.

•
Commercial Real Estate Securities - Our CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities, mostly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invested in opportunistic CRE securities such as an investment in a “B-piece” CMBS. Subsequent to year end, we sold certain CRE securities for $54 million of net proceeds.

We have the ability to invest in a broad spectrum of commercial real estate assets and seek to provide attractive risk-adjusted returns. Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital. Additionally, we have pursued opportunistic investments across all our business lines including CRE equity and debt investments. Examples of opportunistic investments include PE Investments, strategic joint ventures and repurchasing our CDO bonds at a discount to their principal amount.
In 2015, we issued aggregate capital of $1.3 billion from the issuance of common equity. In 2014, we issued aggregate net capital of $2.6 billion, including $1.3 billion from the issuance of common equity (including the remaining shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million), $1.1 billion as part of the consideration for the merger of with Griffin-American and $242 million from the issuance of preferred equity.
We predominantly use investment-level financing as part of our strategy to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders. We pursue a variety of financing arrangements such as mortgage notes from the CMBS market, government-sponsored agencies, finance companies, banks and securitization financing transactions. In addition, we use corporate-level financing such as credit facilities and other term borrowings. We generally seek to limit our reliance on recourse borrowings. Borrowing levels for our CRE investments may be dependent upon the nature of the assets and the related financing that is available.
The availability of attractive long-term, non-recourse, non mark-to-market, assignable financing through the CMBS and agency financing markets has bolstered opportunities to acquire real estate in the past few years. For longer duration, stable investment cash flow such as those derived from net lease assets, we tend to use fixed rate financing. For investment cash flow with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow and potential increases in interest rates.
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $200 million. Additionally, we have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In November 2012 and August 2013, we, and on behalf of NorthStar Income entered into securitization financing transactions with an aggregate $610 million of principal amount of bonds issued providing permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments of ours and NorthStar Income. We will continue to seek to use the capital markets to finance any new debt investments. In January 2015, Securitization-2012-1 with $228 million principal amount of original bonds issued was repaid in full.
With respect to corporate-level financing, in August 2014, we entered into a Corporate Revolver with certain commercial bank lenders, with a total current commitment amount of $250 million for a three-year term. In September 2014, we entered into a corporate term borrowing with a commercial bank lender with respect to the establishment of term borrowings. Subsequent to year end, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives. Refer to Liquidity and Capital Resources for further discussion.
We believe that we maintain a competitive advantage through a combination of deep industry relationships and access to market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. Our ability to invest across the spectrum of commercial real estate investments allows us to take advantage of complementary and overlapping sources of investment opportunities based on a common reliance on CRE fundamentals and application of similar underwriting and asset management skills as we seek to maximize stockholder value and to protect our capital. However, we are currently focused on exploring sales to generate liquidity to repurchase our common stock and reduce our leverage.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from rental and other operating income from our real estate properties and net interest income on our CRE debt and securities portfolios. Additionally, we record equity in earnings of unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.
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
Profitability and Performance Metrics
We calculate CAD and NOI as metrics to evaluate the profitability and performance of our business (refer to “Non-GAAP Financial Measures” for a description of these metrics).
Outlook and Recent Trends
The U.S. economy has improved, with the Federal Reserve raising the Federal Funds Rate for the first time in nine years in December 2015. Concerns remain regarding low inflation in the United States, a stronger U.S. dollar, slow global growth and international market volatility. Many other global central banks are easing monetary conditions to combat their low inflation and stagnant growth.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere.  Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues, deflation, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the Chinese economy, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. The concern of a possible recession is resulting in uncertainty regarding the timing of the next Federal Reserve increase to the Federal Funds Rate.
CRE fundamentals remain relatively healthy across U.S. property types. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015, especially in the real estate private markets. However, property price appreciation has slowed and the markets may be in the later stage of the current real estate cycle and could lead to a recession.
Global economic and political headwinds, along with global market instability and the risk that maturing commercial real estate debt may have difficulties being refinanced, among other factors, may continue to cause periodic volatility in the commercial real estate market for some time. It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there appears to be a supply of available liquidity and improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
The recent volatility in the equity markets has and may continue to diminish our capital raising activity. A return to weak economic conditions in the future, such as those of the credit crisis of 2008, could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with the contractual terms and could weaken demand for companies to lease or occupy new space. To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected, and therefore, reduce our ability to make distributions to stockholders.

Our Strategy
Our primary business objectives are to invest in commercial real estate property and other real estate assets that we expect will generate attractive risk-adjusted returns and in turn will generate stable cash flow for distribution to our stockholders. Until recently, our investment activity and uses of available cash liquidity was focused on acquiring real estate, originating or acquiring loans, as well as pursuing opportunistic CRE investments across our businesses. Opportunistic investments have included investing in real estate private equity funds, strategic joint ventures and repurchasing our N-Star CDO bonds at discounts to par.
Availability and cost of capital impacts our profitability and earnings since we would be required to raise new capital to fund a majority of this growth. Given recent market conditions, we are currently focused on exploring sales to generate liquidity to repurchase our common stock, reduce our corporate recourse borrowings and prudently manage our portfolio so it is well positioned.
Until recently, we had been actively raising capital. In 2015, we issued aggregate capital of $1.3 billion and in 2014 we issued aggregate capital of $2.6 billion (including shares issued under a forward sale agreement in February 2015 for net proceeds of $122 million). Further, we have access to other forms of corporate-level financing. In August 2014, we entered into a Corporate Revolver with certain commercial bank lenders, with a total current commitment amount of $250 million for a three-year term, subject to certain conditions. In September 2014, we entered into a corporate term borrowing with a commercial bank lender. Subsequent to year end, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives.
In addition, we have a loan facility of $200 million to finance the origination of CRE first mortgage loans, of which $25 million is currently outstanding. Additionally, we have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitization financing transactions with an aggregate $610 million of principal amount of bonds issued to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities. In January 2015, Securitization-2012-1 with $228 million principal amount of original bonds issued was repaid in full.
Critical Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, or our Operating Partnership, and their consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.
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

Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
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
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements which improve or extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.
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
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where we do not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

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
Intangible Assets and Intangible Liabilities
We record acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the above or below-market leases is amortized over the remaining lease term as a net adjustment to rental income. Other intangible assets are amortized into depreciation and amortization expense on a straight-line basis over the remaining lease term.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations.
Events or circumstances which could indicate a potential impairment include (but are not limited to) issues with local, state or federal governments; on-going or projected negative operating income or cash flow; a significant change in payor mix related to healthcare assets; and/or a significant change in the occupancy rate and/or rising interest rates.
A discounted cash flow model is performed based on management’s forecast of operating performance for each reporting unit to assess fair value. In addition, we look at comparable companies and representative transactions to validate management’s expectations, where possible. The inputs used in the annual test is updated for current market conditions and forecasts. The two main assumptions used in measuring goodwill impairment, include the cash flow from operations from each of our reporting units and the weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan. The detailed planning process takes into consideration many factors including EBITDAR, EBITDAR margins, revenue growth rate and capital spending requirements, among other items which impact the individual reporting unit projections. Cash flow beyond the specific operating plans are estimated using a terminal value calculation, which incorporate historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long term trend. Fair value of the reporting unit is using significant unobservable inputs or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments.
The annual impairment test for the reporting units related to a healthcare portfolio acquired in 2014 was conducted as of October 1 and the remaining reporting units related to the Griffin-American Portfolio as of December 31, 2015. Management used an independent third-party valuation party specialist to assist. Based on the step one analysis performed, management determined the fair value for all of reporting units were in excess of the respective reporting unit’s carrying value, with four exceptions, related to the healthcare portfolio acquired in 2014. As a result, we estimated the impairment loss for such reporting units to be $25.5 million and recorded an estimated preliminary impairment charge for such amount in the fourth quarter 2015.  Due to the timing and complexity of step two of the impairment test, which is required to determine the actual impairment, we were unable to finalize the amount of impairment prior to filing form 10-K for the year ended December 31, 2015. Step two of the impairment test will be completed in the first quarter 2016 and any such adjustment will be recorded.
In addition, our reporting units associated with the Griffin-American Portfolio each had calculated fair value that were between 9% and 14% in excess of the respective carrying value. We continue to monitor the cash flow for these reporting units as they each contain goodwill.

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
Financial assets and liabilities are recorded at fair value on our consolidated balance sheets and are categorized based on the inputs to the valuation techniques as follows:

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
value measurement.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities recorded at fair value on a recurring basis using Level 3 inputs was 83% of total assets and substantially all liabilities measured at fair value on a recurring basis, respectively, as of December 31, 2015. Our non-recurring financial measurements include the measurement of provision for loan losses on our CRE debt investments, impairment on operating real estate and goodwill and provision for loss on equity investments, if any. These measurements are considered Level 3 fair value measurements.
Transfers into Level 3 for CRE securities for the year ended December 31, 2015 totaled $24 million and principally related to the nature of the price used to estimate fair value (third-party pricing service or broker quotations) and the amount of available market data to corroborate such prices. Transfers out of Level 3 for CRE securities for the year ended December 31, 2015 totaled $3 million. We recognized net unrealized/realized gains and losses of $23 million related Level 3 in our consolidated statements of operations for the year ended December 31, 2015.
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
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Non-financial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale, which are measured on a non-recurring basis, have been determined to be Level 3 within the valuation hierarchy, where applicable, based on estimated sales price, adjusted for closing costs and expenses, determined by discounted cash flow analysis, direct capitalization analyses or a sales comparison approach if no contracts had been consummated. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. This cash flow is comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rate and discount rate used in these analyses were based upon observable rates that we believed to be within a reasonable range of current market rates for the respective properties.
Valuations were prepared using internally-developed valuation models. These valuations are reviewed and approved, during each reporting period, by management, as deemed necessary, including personnel from the accounting, finance and asset management and the valuations are updated as appropriate. In addition, we may engage third-party valuation experts to assist with the preparation of certain of its valuations.
All other non-financial assets and liabilities measured at fair value in the financial statements on a non-recurring basis are subject to fair value measurement and disclosure. Non-financial assets and liabilities included on our consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets, including other acquired intangibles.
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
We generate operating income from healthcare and hotel properties permitted by RIDEA. Revenue related to healthcare properties includes resident room and care charges and other resident charges. Revenue related to operating hotel properties primarily consists of room and food and beverage sales. Revenue is recognized when such services are provided, generally defined as the date upon which a resident or guest occupies a room or uses the healthcare property or hotel services and is recorded in resident fee income for healthcare properties and hotel related income for hotel properties in the consolidated statements of operations.
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
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, management considers U.S and global macroeconomic factors and real estate sector conditions together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in our consolidated statements of operations.
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
Investments in Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, we consider U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in our consolidated statements of operations.
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
Real Estate Securities
N-Star CDO Bonds
The fair value of N-Star CDO bonds is determined using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on a valuation model with observable inputs such as interest rate and other unobservable inputs for assumptions related to the timing and amount of expected future cash flow, discount rate, estimated prepayments and projected losses. The fair value of subordinate N-Star CDO bonds is determined using an internal price interpolated based on third-party prices of the more senior N-Star CDO bonds of the respective CDO. All N-Star CDO bonds are classified as Level 3 of the fair value hierarchy.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset. Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter 2015 we adopted this guidance and the impact to the consolidated balance sheet from the reclassification of such costs was a reduction to both total assets and total liabilities of $91 million and $148 million as of December 31, 2015 and 2014, respectively.
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
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently assessing the impact of the guidance on our consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet.  The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Year Ended December 31, 2015 to December 31, 2014 (dollars in thousands):
The following table represents our results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands).
The consolidated financial statements for the year ended December 31, 2015 includes: (i) our results of operations for the two months ended December 31, 2015 which represents our results of operations following the NRE Spin-off on October 31, 2015; and (ii) our results of operations for the ten months ended October 31, 2015 which includes a carve-out of revenues and expenses attributable to NRE recorded in discontinued operations.
The consolidated financial statements for the year ended December 31, 2014 includes: (i) our results of operations for the six months ended December 31, 2014 which represents our results of operations following the NSAM Spin-off on June 30, 2014; and (ii) our results of operations for the six months ended June 30, 2014 which includes a carve-out of revenues and expenses attributable to NSAM recorded in discontinued operations. As a result, results of operations for the year ended December 31, 2015 may not be comparative to our results of operations reported for the prior period presented.

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Property and other revenues
Rental and escalation income	$732,425	$349,951	$382,474	109.3%
Hotel related income	784,151	237,039	547,112	230.8%
Resident fee income	271,394	77,516	193,878	250.1%
Other revenue	29,466	14,994	14,472	96.5%
Total property and other revenues	1,817,436	679,500	1,137,936	167.5%
Net interest income
Interest income	227,483	310,116	(82,633)	(26.6)%
Interest expense on debt and securities	8,678	11,977	(3,299)	(27.5)%
Net interest income on debt and securities	218,805	298,139	(79,334)	(26.6)%
Expenses
Management fee, related party	198,695	82,756	115,939	140.1%
Interest expense—mortgage and corporate borrowings	486,408	231,894	254,514	109.8%
Real estate properties—operating expenses	915,701	318,477	597,224	187.5%
Other expenses	26,607	8,920	17,687	198.3%
Transaction costs	31,427	172,416	(140,989)	(81.8)%
Impairment losses	31,951	—	31,951	NA
Provision for (reversal of) loan losses, net	4,201	3,769	432	11.5%
General and administrative expenses
Salaries and related expense	13,744	22,124	(8,380)	(37.9)%
Equity-based compensation expense	27,693	24,885	2,808	11.3%
Other general and administrative expenses	16,658	12,357	4,301	34.8%
Total general and administrative expenses	58,095	59,366	(1,271)	(2.1)%
Depreciation and amortization	456,916	184,689	272,227	147.4%
Total expenses	2,210,001	1,062,287	1,147,714	108.0%
Other income (loss)
Unrealized gain (loss) on investments and other	(204,112)	(231,697)	27,585	(11.9)%
Realized gain (loss) on investments and other	14,407	(77,064)	91,471	(118.7)%
Gain (loss) from deconsolidation of N-Star CDOs	—	(31,423)	31,423	NA
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(363,465)	(424,832)	61,367	(14.4)%
Equity in earnings (losses) of unconsolidated ventures	219,077	165,053	54,024	32.7%
Income tax benefit (expense)	(14,325)	(16,606)	2,281	(13.7)%
Income (loss) from continuing operations	(158,713)	(276,385)	117,672	(42.6)%
Income (loss) from discontinued operations	(108,554)	(44,701)	(63,853)	142.8%
Net income (loss)	$(267,267)	$(321,086)	$53,819	(16.8)%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $382.5 million, primarily attributable to new acquisitions in 2014 and 2015 including healthcare, industrial and multi-tenant office investments ($383.8 million) and increased income from our manufactured housing and multifamily investments ($15.5 million), offset by lower income from healthcare properties transitioned to a RIDEA structure in 2015 ($11.7 million) and lower income from our net lease and remaining healthcare properties ($5.1 million), all in our real estate segment.
Hotel Related Income
Hotel related income increased $547.1 million related to new hotel acquisitions in 2014 and 2015 in our real estate segment.
Resident Fee Income
Resident fee income increased $193.9 million, primarily related to the healthcare RIDEA properties acquired in 2014 ($138.1 million) and healthcare properties transitioned to a RIDEA structure in 2015 ($55.7 million), all in our real estate segment.
Other Revenue
Other revenue increased $14.5 million primarily due to a fee ($9.5 million) in our CRE debt segment, origination fees ($3.0 million) in our corporate segment and other real estate related fees ($2.4 million) in our real estate segment, offset by a decrease in administrative fees from our deconsolidated N-Star CDOs ($0.4 million) recorded in our N-Star CDOs segment.

Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is primarily related to our CRE debt, securities and N-Star CDO segments and includes certain CRE debt and notes receivable investments included as part of our real estate segment. For assets financed in a CDO, also referred to as legacy investments, the N-Star CDO segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2015 and 2014. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Years Ended December 31,
	2015				2014
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments(4)	$883,581	$103,313	11.69%		$1,195,758	$164,902	13.79%
CRE securities investments	879,323	124,170	14.12%		1,045,422	145,214	13.89%
	$1,762,904	227,483	12.90%		$2,241,180	310,116	13.84%
Interest-bearing liabilities:
CDO bonds payable	$500,207	$4,257	3.23%	(5)	$702,191	$5,893	3.24%	(5)
Securitization bonds payable	—	151	—%		70,080	2,394	3.42%
Loan facilities	70,639	4,270	6.04%		84,721	3,690	4.36%
	$570,846	8,678	3.07%		$856,992	11,977	3.37%
Net interest income		$218,805				$298,139
____________________________________________________________

(1)
Based on amortized cost for CRE debt and securities investments, principal amount for CDO bonds payable, securitization bonds payable and loan facilities. All amounts are calculated based on quarterly averages. Additionally, amounts include manufactured housing notes receivables recorded in other assets based on carrying value.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)
Includes $6.3 million and $4.6 million of interest income related to manufactured housing notes receivables recorded in other assets and included in our real estate segment for the years ended December 31, 2015 and 2014, respectively.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $11.6 million and $16.9 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

Interest income decreased $82.6 million, primarily attributable to decreased income on debt investments due to pay offs ($59.0 million) in our CRE debt segment and CRE securities ($34.9 million) in our N-Star CDOs segment, offset by increased income on investments in deconsolidated N-Star CDO bonds and equity notes ($5.7 million) in our CRE securities segment and increased income on debt investments and notes receivables ($5.5 million) in our real estate segment.
Interest expense decreased $3.3 million, primarily attributable to reduced interest expense primarily related to the pay off of Securitization 2012-1 ($1.7 million) in the CRE debt segment and the pay down of N-Star CDO bonds payable ($1.6 million) in our CRE securities segment.
Expenses
Management Fee, Related Party
For the year ended December 31, 2015, we recorded $190.0 million related to the base management fee and $8.7 million related to the incentive fee to NSAM in our corporate segment. For the six months ended December 31, 2014, we recorded $79.4 million related to the base management fee and $3.3 million related to the incentive fee to NSAM in our corporate segment.
Interest Expense—Mortgage and Corporate Borrowings
Interest expense on mortgage and corporate borrowings increased $254.5 million, primarily attributable to increased interest expense related to new mortgage and other notes payable associated with new property acquisitions in 2014 and 2015 ($264.6 million), all in our real estate segment, and increased interest expense on our corporate borrowings ($26.2 million), offset by decreased interest expense on the senior notes that were repaid in September 2014 ($9.5 million), lower interest expense due to conversions of exchangeable senior notes ($13.9 million) in our corporate segment and lower interest expense from our remaining net lease and healthcare properties ($13.7 million) in our real estate segment.

Real Estate Properties—Operating Expenses
Real estate operating expenses primarily relate to utilities, real estate taxes, insurance and repair and maintenance expense and with respect to RIDEA properties, salaries, food and beverage and resident services. Real estate properties operating expenses increased $597.2 million, primarily attributable to new acquisitions in 2014 and 2015 comprised of healthcare, hotel, industrial and multi-tenant office investments and healthcare properties transitioned to a RIDEA structure in 2015, all in our real estate segment ($599.5 million).
Other Expenses
Other expenses primarily represents third-party asset management, audit and legal fees and other administrative related fees related to portfolio management of our real estate segment and other expenses such as legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs. Other expenses increased $17.7 million related to new acquisitions in 2014 and 2015 in our real estate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, dead deal costs and restructuring costs which are related to specific transactions. For the year ended December 31, 2015, transaction costs of $31.4 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to acquisitions in our healthcare, hotel and manufactured housing portfolios ($25.7 million), in our real estate segment. For the year ended December 31, 2014, transaction costs of $172.4 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to the merger of Griffin-American ($72.9 million), the acquisitions of our hotel portfolios ($53.8 million), acquisitions and restructurings related to our other healthcare portfolios ($30.0 million) and our other acquisitions, all in our real estate segment.
Impairment Losses
Impairment losses of $32.0 million related to impairment on goodwill of certain RIDEA healthcare properties ($25.5 million) and a healthcare RIDEA property and a net lease property ($6.4 million), all in our real estate segment.
Provision for (Reversal of) Loan Losses, Net
For the year ended December 31, 2015, provision for loan losses, net of $4.2 million related to five loans ($3.4 million) in our CRE debt segment and notes receivable related to our manufactured housing portfolio ($0.8 million) in our real estate segment. For the year ended December 31, 2014, provision for loan losses, net of $3.8 million related to two loans ($2.8 million) in our CRE debt segment and notes receivable related to our manufactured housing portfolio ($1.0 million) in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $1.3 million primarily attributable to the following:
Salaries and related expense decreased $8.4 million primarily due to most of our existing employees at the time of the NSAM Spin-off becoming employees of NSAM.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014	2015	2014
NorthStar Realty(1)	$22,000	$22,332	$5,693	$2,553	$27,693	$24,885
Allocation to NSAM(2)	—	6,800	—	6,945	—	13,745
Total	$22,000	$29,132	$5,693	$9,498	$27,693	$38,630
___________________________________________________________

(1)
Includes equity-based compensation expense related to grants issued subsequent to the NSAM Spin-off by NorthStar Realty to employees of NorthStar Realty and NSAM in connection with NorthStar Realty’s obligation under the management agreement (refer to Note 10. Related Party Arrangements). In connection with this obligation, for the year ended December 31, 2015, NorthStar Realty recorded equity-based compensation expense of $13 million and $2 million of time-based awards and performance-based awards, respectively.

(2)	Recorded in discontinued operations. The allocation to NSAM for 2014 is equity-based compensation expense for the six months ended June 30, 2014.
Other general and administrative expenses increased $4.3 million related to higher corporate expenses.
Depreciation and Amortization
Depreciation and amortization expense increased $272.2 million, primarily related to new acquisitions in 2014 and 2015 ($276.7 million), offset by a decrease related to our multifamily properties as they are classified as held for sale in 2015 ($2.1 million) and lower expense from our net lease and remaining healthcare properties ($1.8 million), all in our real estate segment.

Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following table presents a summary of unrealized gain (loss) on investments and other by operating segment for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31, 2015
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$5,312	$(20,122)	$—	$(14,810)
PE Investments(1)	(33,241)	—	—	—	(33,241)
CDO bonds payable, at fair value(1)	—	—	(29,275)	—	(29,275)
Junior subordinated notes, at fair value(1)	—	—	—	31,279	31,279
Derivatives, at fair value	(1,954)	—	10,387	(95,908)	(87,475)
Foreign currency remeasurement(2)	(14,635)	10	—	(3,650)	(18,275)
Investments in unconsolidated ventures(1)	(40,437)	—	—	—	(40,437)
Subtotal unrealized gain (loss)	(90,267)	5,322	(39,010)	(68,279)	(192,234)
Net cash payments on derivatives	(328)	—	(11,550)	—	(11,878)
Total unrealized gain (loss) on investments and other	$(90,595)	$5,322	$(50,560)	$(68,279)	$(204,112)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

	Year Ended December 31, 2014
				N-Star CDOs
	Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$—	$(23,814)	$11,490	$—	$(12,324)
PE Investments(1)	32,621	—	—	—	—	32,621
CDO bonds payable, at fair value(1)	—	—	—	(217,608)	—	(217,608)
Junior subordinated notes, at fair value(1)	—	—	—	—	(13,969)	(13,969)
Derivatives, at fair value	(2,898)	—	—	11,082	—	8,184
Foreign currency remeasurement(2)	(9,479)	(1,310)	—	—	(930)	(11,719)
Subtotal unrealized gain (loss)	20,244	(1,310)	(23,814)	(195,036)	(14,899)	(214,815)
Net cash payments on derivatives	—	—	(232)	(16,650)	—	(16,882)
Total unrealized gain (loss) on investments and other	$20,244	$(1,310)	$(24,046)	$(211,686)	$(14,899)	$(231,697)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.

Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other by segment for the years ended December 31, 2015 and 2014 (dollars in thousands):

		Years Ended December 31,
Description	Segment	2015	2014
Conversion of exchangeable senior notes	Corporate	$(1,308)	$(65,771)
Foreign exchange	Corporate	(1,137)	—
Sale of REO	CRE Debt	2,980	—
Sale of real estate debt	CRE Debt	—	(2,920)
Sales/repayments from N-Star CDO bonds(1)	CRE Securities	13,333	9,571
Liquidation of N-Star CDO IV	CRE Securities	9,437	—
Sales of N-Star CDO securities	N-Star CDOs - CRE securities	(8,677)	2,742
Repurchase of N-Star CDO bonds	N-Star CDOs - CRE securities	(3,859)	(13,927)
Healthcare and net lease property related	Real Estate	3,198	(3,659)
Mortgage payoff of a net lease property	Real Estate	2,074	—
Sale of manufactured homes	Real Estate	(1,709)	(3,893)
Other	Various	75	793
Total		$14,407	$(77,064)
_________________________________________________________

(1)	Represents cash accelerated amortization on N-Star CDO bonds.
Gain (Loss) from Deconsolidation of N-Star CDOs
For the year ended December 31, 2014, the loss of $31.4 million is related to the deconsolidation of N-Star CDOs III and V, which was predominately due to the reversal of prior unrealized gains on CDO bonds payable recorded in prior periods due to the election of the fair value option.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents a summary of our equity in earnings (losses) of unconsolidated ventures, substantially all of which is generated from investments in our real estate segment, for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2015	2014	Increase (Decrease)
PE Investments	$198,159	$150,801	$47,358
Investment in RXR Realty	16,037	8,003	8,034
Other unconsolidated ventures	4,881	6,249	(1,368)
Total	$219,077	$165,053	$54,024
Income Tax Benefit (Expense)
Income tax expense for the year ended December 31, 2015 represents a net expense of $14.3 million primarily related to a provision for income tax for our PE Investments ($15.0 million), hotel properties ($4.7 million), our corporate interests in RXR Realty and SteelWave ($10.8 million) and other various real estate investments ($0.3 million), offset by a net benefit for our RIDEA healthcare properties ($16.5 million), all in our real estate segment. Income tax expense for the year ended December 31, 2014 represents a net expense of $16.6 million primarily related to a provision for income tax for our PE Investments ($16.8 million) and other various real estate investments ($1.6 million), offset by the effect of net operating loss carryforward related to our hotel and healthcare portfolios operating under a RIDEA structure ($1.8 million).

Discontinued Operations
Income (Loss) from Discontinued Operations
Discontinued operations primarily represents activity related to NorthStar Europe and NSAM prior to their respective spin-offs. NSAM’s revenues exclude the effect of any fees that it would have earned in connection with the management agreement with us (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2015	2014	Amount		%
NSAM
Total revenues	$—	$56,013	$(56,013)	(1)	(100.0)%
Total expenses	—	63,216	(63,216)	(1)	(100.0)%
NSAM income (loss) in discontinued operations	—	(7,203)	7,203		(100.0)%
NRE
Total revenues	89,600	1,647	$87,953	(4)	5,340.2%
Total expenses(2)(3)	205,406	38,050	167,356	(4)	439.8%
Unrealized gain (loss) on investments and other	(10,812)	—	(10,812)		NA
Realized gain (loss) on investments and other	5	(170)	175		(102.9)%
Income (loss) before income tax benefit (expense) provision	(126,613)	(36,573)	(90,040)		246.2%
Income tax benefit (expense)	18,070	—	18,070		NA
NRE income (loss) in discontinued operations	(108,543)	(36,573)	(71,970)		NA
Income (loss) from operating real estate discontinued operations	(11)	(925)	914		(98.8)%
Total income (loss) from discontinued operations	$(108,554)	$(44,701)	$(63,853)		142.8%
___________________________________________________________

(1)	Represents revenues and expenses for the six months ended June 30, 2014 prior to the NSAM Spin-off.

(2)	Includes $109.4 million and $31.7 million of transaction costs related to acquisitions for the years ended December 31, 2015 and 2014, respectively.

(3)	Includes $42.4 million and $0.5 million of depreciation and amortization for the years ended December 31, 2015 and 2014, respectively.

(4)	The increase is a result of the acquisition of three European portfolios in 2015.
Comparison of the Year Ended December 31, 2014 to December 31, 2013 (dollars in thousands):
The following table represents our results of operations for the years ended December 31, 2014 and 2013 (dollars in thousands).
The consolidated financial statements for the year ended December 31, 2014 includes: (i) our results of operations for the six months ended December 31, 2014 which represents our results of operations following the NSAM Spin-off on June 30, 2014; and (ii) our results of operations for the six months ended June 30, 2014 which includes a carve-out of revenues and expenses attributable to NSAM recorded in discontinued operations. As a result, results of operations for the year ended December 31, 2014 may not be comparative to our results of operations reported for the prior period presented.

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Property and other revenues
Rental and escalation income	$349,951	$235,124	$114,827	48.8%
Hotel related income	237,039	—	237,039	NA
Resident fee income	77,516	—	77,516	NA
Other revenue	14,994	5,723	9,271	162.0%
Total property and other revenues	679,500	240,847	438,653	182.1%
Net interest income
Interest income	310,116	303,989	6,127	2.0%
Interest expense on debt and securities	11,977	37,632	(25,655)	(68.2)%
Net interest income on debt and securities	298,139	266,357	31,782	11.9%
Expenses
Management fee, related party	82,756	—	82,756	NA
Interest expense—mortgage and corporate borrowings	231,894	141,027	90,867	64.4%
Real estate properties—operating expenses	318,477	73,668	244,809	332.3%
Other expenses	8,920	4,558	4,362	95.7%
Transaction costs	172,416	12,464	159,952	1,283.3%
Provision for (reversal of) loan losses, net	3,769	(8,786)	12,555	(142.9)%
General and administrative expenses
Salaries and related expense	22,124	26,421	(4,297)	(16.3)%
Equity-based compensation expense	24,885	11,784	13,101	111.2%
Other general and administrative expenses	12,357	16,159	(3,802)	(23.5)%
Total general and administrative expenses	59,366	54,364	5,002	9.2%
Depreciation and amortization	184,689	93,470	91,219	97.6%
Total expenses	1,062,287	370,765	691,522	186.5%
Other income (loss)
Unrealized gain (loss) on investments and other	(231,697)	(32,677)	(199,020)	609.1%
Realized gain (loss) on investments and other	(77,064)	32,376	(109,440)	(338.0)%
Gain (loss) from deconsolidation of N-Star CDOs	(31,423)	(299,802)	268,379	(89.5)%
Other income (loss)	—	38	(38)	NA
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(424,832)	(163,626)	(261,206)	159.6%
Equity in earnings (losses) of unconsolidated ventures	165,053	91,726	73,327	79.9%
Income tax benefit (expense)	(16,606)	(7,249)	(9,357)	129.1%
Income (loss) from continuing operations	(276,385)	(79,149)	(197,236)	249.2%
Income (loss) from discontinued operations	(44,701)	(8,761)	(35,940)	410.2%
Net income (loss)	$(321,086)	$(87,910)	$(233,176)	265.2%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $114.8 million, primarily attributable to new acquisitions in 2014 including healthcare, industrial and a full year related to manufactured housing and multifamily investments ($154.2 million), offset by lower income from our net lease and healthcare properties ($6.9 million), all in our real estate segment and lower income related to REOs that were deconsolidated in the N-Star CDO CRE debt segment ($32.5 million).
Hotel Related Income
We generated hotel related income of $237.0 million related to new hotel acquisitions in 2014. We did not own any hotel properties prior to 2014.
Resident Fee Income
We generated resident fee income of $77.5 million in 2014 primarily related to the healthcare RIDEA properties acquired during the year. We did not own any RIDEA properties prior to 2014.
Other Revenue
Other revenue increased $9.3 million primarily due to an increase in real estate related fees ($5.9 million) in our real estate segment and administrative fees from our deconsolidated N-Star CDOs which were eliminated in consolidation in 2013 ($3.4 million) in our N-Star CDOs segment.

Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our CRE debt, securities and N-Star CDO segments and includes certain CRE debt and notes receivable investments included as part of our real estate segment. For assets financed in a CDO, also referred to as legacy investments, the N-Star CDO segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2014 and 2013. Amounts presented have been impacted by the timing of new investments and repayments during the periods (dollars in thousands):

	Years Ended December 31,
	2014				2013
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments(4)	$1,195,758	$164,902	13.79%		$1,547,091	$145,427	9.40%
CRE securities investments	1,045,422	145,214	13.89%		1,554,922	158,562	10.20%
	$2,241,180	310,116	13.84%		$3,102,013	303,989	9.80%
Interest-bearing liabilities:
CDO bonds payable	$702,191	$5,893	3.24%	(5)	$2,275,986	$29,913	3.63%	(5)
Securitization bonds payable	70,080	2,394	3.42%		97,973	3,058	3.12%
Loan facilities	84,721	3,690	4.36%		69,869	4,233	6.80%
Secured term loan	—	—	—%		8,776	428	4.88%
	$856,992	11,977	3.37%		$2,452,604	37,632	3.71%
Net interest income		$298,139				$266,357
____________________________________________________________

(1)
Based on amortized cost for CRE debt and securities investments, principal amount for CDO bonds payable, securitization bonds payable and loan facilities. All amounts are calculated based on quarterly averages. Additionally, amounts include manufactured housing notes receivables recorded in other assets based on carrying value.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)
Includes $4.6 million and $0.2 million of interest income related to manufactured housing notes receivables recorded in other assets and included in our real estate segment for the years ended December 31, 2014 and 2013, respectively.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $16.9 million and $52.7 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

Interest income increased $6.1 million, primarily attributable to increased income on debt investments ($96.2 million) in our CRE debt segment, debt investments and notes receivables ($4.7 million), in our real estate segment and investments in deconsolidated N-Star CDO bonds and equity notes ($42.9 million) in our CRE securities segment, offset by decreased interest income on CRE debt and securities investments ($137.8 million) in the N-Star CDOs segment primarily attributable to the deconsolidation of N-Star CDO bonds payable.
Interest expense decreased $25.7 million, primarily attributable to the deconsolidation of N-Star CDO bonds payable ($23.6 million) and reduced interest on other borrowings ($2.1 million) in the CRE debt segment.
Expenses
Management Fee, Related Party
For the six months ended December 31, 2014, we recorded $79.4 million related to the base management fee and $3.3 million related to the incentive fee to NSAM. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the six months ended June 30, 2014 and the year ended December 31, 2013.
Interest Expense—Mortgage and Corporate Borrowings
Interest expense on mortgage and corporate borrowings increased $90.9 million, primarily attributable to increased interest expense related to new mortgage and other notes payable associated with new property acquisitions ($105.7 million) in our real estate segment, our corporate borrowings ($8.5 million) and senior notes at the corporate level that were repaid at maturity ($11.5 million), offset by lower interest expense from mortgage notes on REO that were deconsolidated ($9.4 million)in our N-Star CDO CRE debt segment and lower interest expense at the corporate level primarily due to conversions of exchangeable senior notes ($25.5 million).

Real Estate Properties—Operating Expenses
Real estate operating expenses primarily relate to utilities, real estate taxes, insurance and repair and maintenance and with respect to RIDEA properties, salaries, food and beverage and resident services. Real estate properties operating expenses increased $244.8 million, primarily attributable to new acquisitions in 2014 comprised of healthcare, hotel and industrial properties and a full year related to manufactured housing and multifamily investments ($261.7 million), offset by lower expenses from our net lease and remaining healthcare properties ($1.9 million), all in our real estate segment and REO that were deconsolidated ($15.2 million) in our N-Star CDO CRE debt segment.
Other Expenses
Other expenses primarily represents third-party asset management, audit and legal fees and other administrative related fees related to portfolio management of our real estate segment and other expenses such as legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs. Other expenses increased $4.4 million related to new acquisitions in 2014 in our real estate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, dead deal costs and restructuring costs which are related to specific transactions. For the year ended December 31, 2014, transaction costs of $172.4 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to the merger of Griffin-American ($72.9 million), the acquisitions of hotel portfolios ($53.8 million), acquisitions and restructurings related to our other healthcare portfolios ($30.0 million) and our other acquisitions, all in our real estate segment. For the year ended December 31, 2013, transaction costs of $12.5 million related to our acquisition of manufactured housing communities ($3.5 million), multifamily properties ($3.8 million) and PE Investments ($4.2 million), all in our real estate segment.
Provision for (Reversal of) Loan Losses, Net
For the year ended December 31, 2014, provision for loan losses, net of $3.8 million related to two loans ($2.8 million) in our CRE debt segment and notes receivable related to our manufactured housing portfolio ($1.0 million) in our real estate segment. For the year ended December 31, 2013, reversal of provision for loan losses, net in our CRE debt segment of $8.8 million related to reversals of provision for loan loss of $15.1 million primarily associated with a loan loss on a mezzanine loan ($6.3 million), offset by a reversal of provision for loan loss for a mezzanine loan for which we contemporaneously took title to the collateral ($4.0 million) and a reversal of a provision for loan loss in September 2013 primarily related to a loan that paid off at par during the fourth quarter.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses increased $5.0 million primarily attributable to the following:
Salaries and related expense decreased $4.3 million primarily due to most of our existing employees at the time of the NSAM Spin-off becoming employees of NSAM.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Years Ended December 31,		Years Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013	2014	2013
NorthStar Realty	$22,332	$8,940	$2,553	$2,844	$24,885	$11,784
Allocation to NSAM(1)	6,800	3,928	6,945	1,249	13,745	5,177
Total	$29,132	$12,868	$9,498	$4,093	$38,630	$16,961
__________________________________________________________

(1)	Recorded in discontinued operations. The allocation to NSAM for 2014 is equity-based compensation expense for the six months ended June 30, 2014 and a full year for 2013.
Other general and administrative expenses decreased $3.8 million due to the NSAM Spin-off.
Depreciation and Amortization
Depreciation and amortization expense increased $91.2 million, primarily related to new acquisitions ($105.9 million) in our real estate segment, offset by lower expense related to REO that were deconsolidated ($14.6 million) in our N-Star CDO CRE debt segment.

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

	Year Ended December 31, 2014
				N-Star CDOs
	Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$—	$(23,814)	$11,490	$—	$(12,324)
PE Investments(1)	32,621	—	—	—	—	32,621
CDO bonds payable, at fair value(1)	—	—	—	(217,608)	—	(217,608)
Junior subordinated notes, at fair value(1)	—	—	—	—	(13,969)	(13,969)
Derivatives, at fair value	(2,898)	—	—	11,082	—	8,184
Foreign currency remeasurement(2)	(9,479)	(1,310)	—	—	(930)	(11,719)
Subtotal unrealized gain (loss)	20,244	(1,310)	(23,814)	(195,036)	(14,899)	(214,815)
Net cash payments on derivatives	—	—	(232)	(16,650)	—	(16,882)
Total unrealized gain (loss) on investments and other	$20,244	$(1,310)	$(24,046)	$(211,686)	$(14,899)	$(231,697)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

	Year Ended December 31, 2013
			N-Star CDOs
	CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$3,916	$(2,407)	$93,171	$—	$94,680
CDO bonds payable, at fair value(1)	—	—	—	(106,626)	—	(106,626)
Junior subordinated notes, at fair value(1)	—	—	—	—	(4,030)	(4,030)
Derivatives, at fair value	—	—	—	33,730	—	33,730
Foreign currency remeasurement(2)	2,300	—	—	—	—	2,300
Subtotal unrealized gain (loss)	2,300	3,916	(2,407)	20,275	(4,030)	20,054
Net cash payments on derivatives	—	—	(10,285)	(42,446)	—	(52,731)
Total unrealized gain (loss) on investments and other	$2,300	$3,916	$(12,692)	$(22,171)	$(4,030)	$(32,677)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in Euros.
Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other by segment for the years ended December 31, 2014 and 2013 (dollars in thousands):

		Years Ended December 31,
Description	Segment	2014	2013
Conversion of exchangeable senior notes	Corporate	$(65,771)	$(10,918)
Sale of real estate debt	CRE Debt	(2,920)	(1,769)
Sales/repayments from N-Star CDO bonds(1)	CRE Securities	9,571	—
Sales of N-Star CDO securities	N-Star CDO CRE debt	—	(1,421)
Sales of N-Star CDO securities	N-Star CDO CRE securities	2,742	39,240
Liquidation of N-Star CDO II	N-Star CDO CRE securities	—	7,020
Repurchase of N-Star CDO bonds	N-Star CDO CRE securities	(13,927)	(12,360)
Healthcare and net lease property related	Real Estate	(3,659)	—
Sale of manufactured homes	Real Estate	(3,893)	(879)
Sale of timeshare units	Real Estate	—	12,215
Other	Various	793	1,248
Total		$(77,064)	$32,376
_________________________________________________________

(1)	Represents cash accelerated amortization on N-Star CDO bonds.

Gain (Loss) from Deconsolidation of N-Star CDOs
For the year ended December 31, 2014, the loss of $31.4 million is related to the deconsolidation of N-Star CDOs III and V, which was predominately due to the reversal of prior unrealized gains on CDO bonds payable recorded in prior periods due to the election of the fair value option. For the year ended December 31, 2013, the loss of $299.8 million is related to the deconsolidation of N-Star CDOs IV, VI, VII and VIII, the CapLease CDO and the CSE CDO, which was predominately due to the reversal of the unrealized gains on the CDO liabilities that were recorded in prior periods due to the election of the fair value option.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents a summary of our equity in earnings (losses) of unconsolidated ventures, substantially all of which is generated from investments in our real estate segment, for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2014	2013	Increase (Decrease)
PE Investments	$150,801	$88,842	$61,959
Investment in RXR Realty	8,003	—	8,003
Other unconsolidated ventures	6,249	2,884	3,365
Total	$165,053	$91,726	$73,327
Income Tax Benefit (Expense)
Income tax expense for the year ended December 31, 2014 represents a net expense of $16.6 million primarily related to a provision for income tax for our PE Investments ($16.8 million) and other various real estate investments ($1.6 million), offset by the effect of net operating loss carryforward related to our hotel and healthcare portfolios operating under a RIDEA structure ($1.8 million), all in our real estate segment. Income tax expense for the year ended December 31, 2013 represents income tax of $7.2 million related to a provision for income tax on our PE Investments ($6.2 million) and a sales tax of timeshare units ($1.0 million), both in our real estate segment.
Discontinued Operations
Income (Loss) from Discontinued Operations
Discontinued operations primarily represents activity related to NorthStar Europe and NSAM prior to their respective spin-offs. NSAM’s revenues exclude the effect of any fees that it would have earned in connection with the management agreement with us (dollars in thousands):

	Years Ended December 31,		Increase (Decrease)
	2014	2013	Amount		%
NSAM
Total revenues	$56,013	$89,938	$(33,925)	(1)	(37.7)%
Total expenses	63,216	90,343	(27,127)	(1)	(30.0)%
NSAM income (loss) in discontinued operations	(7,203)	(405)	(6,798)		NM
NRE
Total revenues	1,647	—	1,647		NA
Total expenses	38,050	—	38,050	(2)	NA
Realized gain (loss) on investments and other	(170)	—	(170)		NA
NRE income (loss) in discontinued operations	(36,573)	—	(36,573)		NA
Income (loss) from operating real estate discontinued operations	(925)	(8,356)	7,431		(88.9)%
Total income (loss) from discontinued operations	$(44,701)	$(8,761)	$(35,940)		410.2%
___________________________________________________________

(1)
The decrease is a result of the year ended December 31, 2014 representing only six months of total revenues and expenses of NSAM prior to the NSAM Spin-off on June 30, 2014, compared to a full year of activity of NSAM for the year ended December 31, 2013.

(2)	Includes $31.7 million of transaction costs related to acquisitions for the year ended December 31, 2014.

Liquidity and Capital Resources
We require capital to fund our operating expenses and investment activities, including the repurchase of our common stock. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock. For instance, we are currently exploring the sale of certain real estate, CRE debt and securities, and subsequent to year end, have sold or committed to sell $2.0 billion of assets to generate liquidity to repurchase our common stock and reduce our leverage. Proceeds from these sales initiatives, along with capital retained from our revised dividend policy, are currently expected to be used for repurchasing our common stock, which we believe is currently trading at a large discount to underlying net asset value and toward the repayment of all of our corporate recourse borrowing obligations which total $590 million (excluding $280 million of trust preferred securities with maturities beginning in 2035).
In addition, in connection with the NSAM Spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available, on an “as available basis,” up to $250 million of financing to NSAM subject to certain conditions (refer to Related Party Arrangements). The terms of the NSAM revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. In addition, in connection with the NRE Spin-off, we provided NorthStar Europe with an initial capitalization of $250 million.
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
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of February 23, 2016 was approximately $476 million.
Capital Raise
In 2015, we issued aggregate capital of $1.3 billion from the issuance of common equity.
Securitization Financing Transactions
We have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In 2012 and 2013 we, and on behalf of NorthStar Income, entered into two securitization financing transactions with an aggregate $610 million of principal amount of bonds issued providing permanent, non-recourse, non-mark-to-market financing for CRE debt investments of ours and NorthStar Income’s. In January 2015, Securitization-2012-1 with $228 million principal amount of original bonds issued was repaid in full.
Corporate Borrowings
In August 2014, we entered into our Corporate Revolver with certain commercial bank lenders, with a total current amount of $250 million for a three year term. Additionally, in September 2014, we entered into a corporate term arrangement with respect to the establishment of term borrowings. Subsequent to year end, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives.

Loan Facility
With respect to investment-level financing, we maintain a loan facility that provides up to $200 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend on asset type and characteristic. Subsequent to year end, the maturity date for the facility was extended for one year with final maturity in March 2018. As of February 25, 2016, we had $25 million outstanding under our loan facility.
Our loan facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our loan facility.
Exchangeable Senior Notes
For the year ended December 31, 2015, holders exchanged $14 million principal amount of our 5.375% Exchangeable Senior Notes for an aggregate 0.9 million shares of our common stock, after giving effect to the Reverse Split. As of February 25, 2016, we had $31 million in principal amount of exchangeable senior notes outstanding.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands).
The consolidated cash flows for the year ended December 31, 2015 includes: (i) our cash flow for the two months ended December 31, 2015, including our cash flow following the NRE Spin-off on October 31, 2015; and (ii) our cash flow for the ten months ended October 31, 2015, attributable to revenues and expenses of NorthStar Europe recorded in discontinued operations.
The consolidated cash flows for the year ended December 31, 2014 includes: (i) our cash flow for the six months ended December 31, 2014, including our cash flow following the NSAM Spin-off on June 30, 2014; and (ii) our cash flow for the six months ended June 30, 2014, attributable to revenues and expenses of NSAM recorded in discontinued operations.

As a result, cash flows for the year ended December 31, 2015 may not be comparative to our cash flows reported for the prior periods presented.

	Years Ended December 31,
Cash flow provided by (used in):	2015	2014	2013
Operating activities	$520,658	$144,856	$240,674
Investing activities	(3,006,574)	(7,054,227)	(2,285,153)
Financing activities	2,417,491	6,572,518	2,235,542
Effect of foreign currency translation on cash and cash equivalents	(4,438)	(2,173)	—
Net increase (decrease) in cash and cash equivalents	$(72,863)	$(339,026)	$191,063
Year Ended December 31, 2015 Compared to December 31, 2014
Net cash provided by operating activities was $521 million for the year ended December 31, 2015 compared to $145 million for the year ended December 31, 2014. The increase was primarily due to new investment activity.
Net cash used in investing activities was $3.0 billion for the year ended December 31, 2015 compared to $7.1 billion for the year ended December 31, 2014. The decrease in net cash used was primarily due to less acquisitions in 2015 as compared to 2014. 2015 includes European real estate acquired and subsequently spun off as part of the NRE Spin-off.
Net cash provided by financing activities was $2.4 billion for the year ended December 31, 2015 compared to $6.6 billion for the year ended December 31, 2014. The primary cash inflows for the year ended December 31, 2015 was $1.3 billion of net new capital, $2.1 billion of net new borrowings, $340 million of proceeds from NRE Senior Notes, now the primary obligation of NorthStar Europe, and $88 million of net contributions from non-controlling interests, offset by $644 million for the payment of dividends, $360 million distributed to NorthStar Europe in connection with the NRE Spin-off, $105 million for the payment of financing costs, $116 million for the repurchase of our common stock and $116 million for net repurchase/repayment of CDO bonds. The primary cash inflows for the year ended December 31, 2014 was $1.4 billion of net new capital, $6.2 billion of net new borrowings and $227 million of net contributions from non-controlling interests, offset by $438 million for the payment of dividends, $119 million distributed to NSAM in connection with the NSAM Spin-off, $481 million for the repayment of the 2014 Senior Notes and $80 million for net repurchase/repayment of CDO bonds.

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
Net cash provided by financing activities was $6.6 billion for the year ended December 31, 2014 compared to $2.2 billion for the year ended December 31, 2013. The primary cash inflows for the year ended December 31, 2014 was $1.4 billion of net new capital, $6.2 billion of net new borrowings and $227 million of net contributions from non-controlling interests, offset by $438 million for the payment of dividends, $119 million distributed to NSAM in connection with the NSAM Spin-off, $481 million for the repayment of the 2014 Senior Notes and $80 million for net repurchase/repayment of CDO bonds. The primary cash inflows for the year ended December 31, 2013 was $1.8 billion of net new capital and $1.2 billion of net new borrowings, offset by $542 million for net repurchase/repayment of CDO bonds, $10 million for net swap activities and $227 million for the payment of dividends.
Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2015 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage and other notes payable	$7,297,081	$87,534	$329,050	$6,274,271	$606,226
CDO bonds payable	436,491	—	—	—	436,491
Credit facilities and term borrowings	662,053	—	662,053	—	—
Exchangeable senior notes(1)	31,360	—	12,955	1,000	17,405
Junior subordinated notes	280,117	—	—	—	280,117
Borrowings of properties, held for sale	2,214,305	55,621	47,390	74,955	2,036,339
Operating leases(2)	148,082	4,984	10,183	10,225	122,690
Outstanding unfunded commitments(3)	9,300	1,755	7,545	—	—
PE Investments(4)	57,800	10,000	47,800	—	—
Estimated interest payments(5)	1,969,701	417,035	776,778	433,590	342,298
Total	$13,106,290	$576,929	$1,893,754	$6,794,041	$3,841,566
_____________________

(1)
The 7.25% Notes, 8.875% Notes and 5.375% Notes have a final maturity date of June 15, 2027, June 15, 2032 and June 15, 2033, respectively. The above table reflects the holders’ repurchase rights which may require us to repurchase the 7.25% Notes, 8.875% Notes and 5.375% Notes on June 15, 2017, June 15, 2019 and June 15, 2023, respectively. Each of these Notes may be exchanged at any time prior to maturity at the option of the respective holder in accordance with the terms of the applicable indenture. In 2016, through February 25, 2016, we exchanged an aggregate $0.6 million principal amount of exchangeable senior notes and settled all such exchanges in shares of our common stock.

(2)	Represents ground leases on certain operating real estate.

(3)
Our future funding commitments on CRE debt investments are subject to certain conditions that borrowers must meet to qualify for such fundings. Fundings are categorized by estimated funding period. Assuming that all debt and real estate investments that have future fundings meet the terms to qualify for such funding, represents our equity requirement on the remaining future funding requirements. Excludes a $2.0 million future funding commitment associated with a loan sold subsequent to year end.

(4)
Includes an estimated $10 million associated with future fundings and any deferred purchase price. Such amount excludes our portion of the deferred purchase obligation of PE Investment II joint venture of $243 million. In February 2016, substantially all of our interest in PE Investment II was sold and our portion of the deferred purchase price obligation of the PE Investment II joint venture will be assumed by the buyers upon consent of the initial seller.

(5)
Estimated interest payments are based on the weighted average life of the borrowing, including borrowings of assets held for sale. Applicable LIBOR benchmark plus the respective spread as of December 31, 2015 was used to estimate payments for our floating-rate liabilities.

The table above does not include the amounts payable to NSAM under the management agreement. The annualized fee payable to NSAM is approximately $186 million as of December 31, 2015. In addition, the table above does not include: (i) the revolving credit agreement with NSAM pursuant to which we make available to NSAM, on an “as available basis,” up to $250 million of financing; and (ii) our commitment to purchase shares of NSAM’s Sponsored Companies’ common stock. Refer to “Related Party Arrangements” for a further discussion.
Guarantee Agreements
We maintain certain guaranty agreements that are excluded from the table above including guarantee agreements with various hotel franchisors, pursuant to which we guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expires from 2029 to 2034. As of December 31, 2015, the aggregate amount remaining under these guarantees is $6 million.

In July 2015, NorthStar Europe issued $340 million principal amount of 4.625% senior notes due December 2016, or NRE Senior Notes. In connection with the NRE Spin-off, the NRE Senior Notes are senior unsubordinated and unsecured primary obligations of NorthStar Europe and we continue to guarantee payments subsequent to the NRE Spin-off.
Off-Balance Sheet Arrangements
As of December 31, 2015, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 17. “Variable Interest Entities” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Additionally, we have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements, including certain investments in unconsolidated ventures. Refer to Note 5. “Investments in Private Equity Funds” and Note 6. “Investments in Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the NSAM Spin-off, we entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which automatically renew for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for our day-to-day operations, subject to the supervision of our board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to us and our subsidiaries other than our CRE loan origination business. The management agreement with NSAM provides for a base management fee and incentive fee. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the six months ended June 30, 2014 and year ended December 31, 2013.
In connection with the NRE Spin-off, NorthStar Europe entered into a management agreement with NSAM with an initial term of 20 years on terms substantially consistent with the terms of our management agreement with NSAM. Our management agreement with NSAM was amended and restated in connection with the NRE Spin-off to, among other things, adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.
Base Management Fee
For the year ended December 31, 2015, we incurred $190 million related to the base management fee. For the six months ended December 31, 2014, we incurred $79 million related to the base management fee. The base management fee to NSAM will increase subsequent to December 31, 2015 by an amount equal to 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by us;

•	equity issued by us in exchange or conversion of exchangeable notes based on the stock price at the date of issuance;

•
any other issuances by us of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests, or LTIP Units, in our Operating Partnership (excluding units issued to us and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•	cumulative CAD in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off.
Additionally, our equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
Incentive Fee
For the year ended December 31, 2015 and the six months ended December 31, 2014, we incurred $9 million and $3 million, respectively, related to the incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.68 per share and up to $0.78 per share, after giving effect to the Reverse Split and the NRE Spin-off, or the 15% Hurdle; plus

•
the product of: (a) 25% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.78 per share, after giving effect to the Reverse Split and the NRE Spin-off, or the 25% Hurdle;

•	multiplied by our weighted average shares outstanding for the calendar quarter.
In addition, NSAM may also earn an incentive fee from our healthcare investments in connection with NSAM’s Healthcare Strategic Partnership (refer to below).
Weighted average shares represents the number of shares of our common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuance. With respect to the incentive fee, such amounts will be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split, stock dividend, reclassification, recapitalization or other similar transaction.
Additional Management Agreement Terms
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
Our management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, we will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent.  The management agreement further provides that we anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and $10 billion of assets under management.  The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition, NSAM may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with NSAM, or the G&A Allocation. Our management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our and NorthStar Europe’s, or the NorthStar Listed Companies’, general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies, or NorthStar Listed Companies’ G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include our allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to our affairs. In addition, we will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
In connection with the NRE Spin-off and the related agreements, the NorthStar Listed Companies’ obligations to reimburse NSAM for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. NSAM currently determined to allocate these amounts based on assets under management.
For the year ended December 31, 2015 and the six months ended December 31, 2014, NSAM allocated $10 million, of which $1 million is recorded in discontinued operations related to NorthStar Europe, and $5 million, respectively, to us.
In addition, we, together with NorthStar Europe and any company spun-off from us or NorthStar Europe, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of NSAM during any year. Subject to this limitation and limitations contained in any applicable management agreement between NSAM and NorthStar Europe or any company spun-off from us or NorthStar Europe, the amount paid by us, NorthStar Europe and any company spun-off from us or NorthStar Europe will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of our restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock are not available for issuance under our equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. Our equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.
We were responsible for paying approximately 50% of the 2014 long-term bonuses earned under the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan, or NSAM Bonus Plan. Long-term bonuses were paid to executives in the form of equity-based awards of both us and NSAM, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. The long-term bonuses paid in the form of equity-based awards of ours were adjusted for the NRE Spin-off and Reverse Split in the same manner as all other equity-based awards of ours.
Investment Opportunities
Under the management agreement, we agreed to make available to NSAM for the benefit of NSAM and its managed companies, including us, all investment opportunities that we source. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including us, and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, we are entitled to fair and reasonable compensation for our services in connection with any loan origination opportunities sourced by us, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. Inception to date, we earned $3 million from NSAM for services in connection with loan origination opportunities, which represents $1 million for the year ended December 31, 2015 and $2 million for the six months ended December 31, 2014.
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
Credit Agreement
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including us, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of December 31, 2015, we have not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees and seeks to grow both our healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs (refer to Note 11. “Equity-Based Compensation” in Item 8. “Financial Statements and Supplementary Data”). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us. For the years ended December 31, 2015 and 2014, we did not incur any incentive fees related to the Healthcare Strategic Partnership.
NSAM Sponsored Companies
Prior to the NSAM Spin-off, we had agreements with each of our previously sponsored companies: NorthStar Income, NorthStar Healthcare and NorthStar Income II to manage their day-to-day operations, including identifying, originating and acquiring investments on their behalf and earning fees for our services. For the six months ended June 30, 2014, we earned $22 million of fees related to these agreements, which are recorded in discontinued operations in the consolidated statements of operations. In addition, we were entitled to certain expense allocation for costs paid on behalf of the NSAM Sponsored Companies. For the six months ended June 30, 2014, we received $14 million of reimbursement from the NSAM Sponsored Companies.

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
We acquired an aggregate of $15 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through December 31, 2015. In addition, pursuant to the management agreement with NSAM, we committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year. We have committed to invest as distribution support in the following NSAM Sponsored Companies:

•
NorthStar/RXR New York Metro - In October 2015, NorthStar/RXR New York Metro Real Estate, Inc., or NorthStar/RXR New York Metro, filed an amended registration statement with the SEC, seeking to offer an additional class of common shares related to its $2 billion public offering. In December 2015, we and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount as a result of the purchase of 0.2 million shares of its common stock for an aggregate $2.0 million. NSAM began raising capital for NorthStar/RXR New York Metro in the beginning of 2016.

•
NorthStar Corporate Fund - In October 2015, NorthStar Corporate Income Fund, or NorthStar Corporate Fund, filed its amended registration statement on Form N-2 with the SEC seeking to raise up to $3 billion in a public offering of common stock. Subsequent to year end, NorthStar Corporate Fund was declared effective by the SEC and expects to begin raising capital in early 2016.

•
NorthStar Capital Fund - In October 2015, NorthStar Real Estate Capital Income Fund filed its registration statement on Form N-2 with the SEC seeking to raise up to $3 billion in a public offering of common stock.

•
NorthStar Corporate Investment - In June 2015, NorthStar Corporate Investment, Inc. confidentially submitted its amended registration statement on Form N-2 to the SEC seeking to raise up to $1 billion in a public offering of common stock.

N-Star CDOs
We earn certain collateral management fees from the N-Star CDOs primarily for administrative services. For the years ended December 31, 2015, 2014 and 2013, we earned $5 million, $6 million and $11 million in fee income, respectively, of which $2 million, $3 million and $10 million were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by us.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the years ended December 31, 2015, 2014 and 2013, we earned $58 million, $72 million and $12 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs.
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in AHI and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Healthcare. In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and us assisting NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by us and, subject to certain conditions, other NSAM managed companies. For the year ended December 31, 2015 and from acquisition date (December 8, 2014) to December 31, 2014, we incurred $2 million and an immaterial amount, respectively, of property management fees to AHI.
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island. Island is a leading, independent select service hotel management company that currently manages 160 hotel properties, representing $4 billion of assets, of which 110 hotel properties are owned by us. Island provides certain asset management, property management and other services to us to assist in managing our hotel properties. Island receives a base management fee of 2.5% to 3.0% of the monthly revenue of our hotel properties it manages for us. For the period from NSAM’s acquisition date (January 9, 2015) to December 31, 2015, we incurred $17 million of base property management and other fees to Island.
NSAM purchase of common stock
In 2015, NSAM purchased 2.7 million shares of our common stock in the open market for $50 million.
Recent Sales or Commitments to Sell to NSAM Sponsored Companies
Subsequent to year end we sold or entered into agreements to sell certain assets to NSAM Sponsored Companies:

•
In February 2016, we entered into an agreement to sell substantially all of our 70% interest in PE Investment II to the existing owners of the remaining 30% interest, one a third party which purchased approximately 80% of the interest sold and the other NorthStar Income which purchased the other approximate 20% interest of the interest sold. NorthStar Income paid $37 million for its respective interest. As part of the transaction, both buyers will assume the deferred purchase price obligation, on a pro rata basis, of the PE Investment II joint venture upon receiving consent from the initial seller.

•
In February 2016, we entered into an agreement to sell our 60% interest in the Senior Housing Portfolio to NorthStar Healthcare, which owns the remaining 40% interest for, $535 million, subject to proration and adjustment. NorthStar Healthcare will assume our portion of the $648 million of mortgage borrowing as part of the transaction. We expect to receive approximately $150 million of net proceeds upon completion of the sale in March 2016.

•	In February 2016, we sold a 49% interest in one loan with a total principal amount of $40 million to a third party, at par, with the remaining 51% interest sold to NorthStar Income II, also at par.

•	In February 2016, we sold one CRE security with a carrying value of $13 million to NorthStar Income II.
The board of directors of each NSAM Sponsored Company, including all of the independent directors, approved each of the respective transactions after considering, among other matters, third-party pricing support.
Recent Developments
Dividends
On February 25, 2016, we declared a dividend of $0.40 per share of common stock, after giving effect to the Reverse Split. The common stock dividend will be paid on March 11, 2016 to stockholders of record as of the close of business on March 7, 2016. On January 28, 2016, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends were paid on all series of preferred stock on February 16, 2016 to stockholders of record as of the close of business on February 8, 2016.
Strategic Initiatives
On February 25, 2016, we announced that our board of directors formed a special committee and the special committee retained UBS Investment Bank as its financial advisor to explore a potential recombination transaction with NSAM. The special committee will be comprised solely of independent directors that are not on the board of directors of NSAM, including the new independent director appointed to the board of directors effective March 1, 2016. There can be no assurance that the exploration of corporate strategic initiatives will result in the identification or consummation of any strategic transaction or initiative.
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
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of cash (such as transaction costs, cash flow related to N-Star CDO equity interests and community fees) and non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for loan losses, asset impairment, bad debt expense and non-cash interest income and expense items). We adjust for transaction costs because these costs are not a meaningful indicator of our recurring operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments or restructuring of investments, which are expenses related to specific transactions. We adjust for the cash flow related to N-Star CDO equity interests which represents the net interest generated from the N-Star CDO equity interests. We also adjust for community fees received in cash related to our independent living healthcare portfolio which represents a component of our aggregate net return generated related to such investment. These cash flows are a component of our ongoing return on such investments, and therefore, is adjusted in CAD as it provides investors and management with a meaningful indicator of our recurring operating performance. Furthermore, CAD adjusts N-Star CDO bond discounts to record such investments on an effective yield basis over the expected weighted average life of the investment. N-Star CDO bond discounts relates to repurchased CDO bonds of consolidated CDO financing transactions at a discount to par. These CDO bonds typically have a low interest rate and the majority of the return is generated from repurchasing the CDO bonds at a discount to expected recovery value. Because the return generated through the accretion of the discount is a meaningful contributor to our recurring operating performance, such accretion is adjusted in CAD. The computation for the accretion of the discount under U.S. GAAP and CAD is the same. However, for CDO financing transactions that are consolidated under U.S. GAAP, the CDO bonds are not presented as an investment but rather are eliminated in our consolidated financial statements. In addition, we adjust for distributions and adjustments to joint venture partners, which represent the net return generated from our investments allocated to our non-controlling interests. For our owned hotels, our CAD calculation is equivalent to earnings before interest taxes depreciation and amortization (EBITDA), the hotel industry standard metric, which does not make an adjustment for furniture, fixtures and equipment (FF&E) reserves. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
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
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months and year ended December 31, 2015 (dollars in thousands):

	December 31, 2015
	Three Months Ended	Year Ended
Net income (loss) attributable to common stockholders	$(72,282)	$(327,497)
Non-controlling interests	(8,799)	(24,008)

Adjustments:
Depreciation and amortization items(1)	145,950	549,047
N-Star CDO bond discounts(2)	4,483	12,738
Non-cash net interest income in consolidated N-Star CDOs	(10,196)	(40,922)
Unrealized (gain) loss from fair value adjustments / Provision for loan losses, net	25,837	196,763
Realized (gain) loss on investments(3)	3,296	11,055
Distributions / adjustments to joint venture partners	(11,357)	(43,717)
Transaction costs and other(4)	39,691	92,023
Adjustments related to discontinued operations(5)	1,364	146,905
CAD	$117,987	$572,387

____________________________________________________________

(1)
The three months ended December 31, 2015 includes depreciation and amortization of $117.6 million (including $0.2 million related to unconsolidated ventures and $0.7 million of cash flow related to community fees), straight-line rental income of $(7.0) million, amortization of above/below market leases of $2.9 million, amortization of deferred financing costs of $15.3 million, amortization of discount on financings and other of $14.0 million (primarily related to an early loan payoff and $1.2 million of net year end adjustments) and amortization of equity-based compensation of $3.0 million. The year ended December 31, 2015 includes depreciation and amortization of $460.0 million (including $1.5 million related to unconsolidated ventures and $1.6 million of cash flow related to community fees), straight-line rental income of $(30.0) million, amortization of above/below market leases of $11.7 million, amortization of deferred financing costs of $58.0 million, amortization of discount on financings and other of $21.7 million (primarily related to an early loan payoff) and amortization of equity-based compensation of $27.7 million.

(2)
For CAD, realized discounts on CDO bonds are accreted on an effective yield basis based on expected maturity. For CDOs that were deconsolidated, CDO bond accretion is included in net income attributable to common stockholders from the date of deconsolidation.

(3)
The three months ended December 31, 2015 excludes $(4.6) million related to securities in our consolidated CDOs, $0.1 million of foreign currency and $1.3 million of other real estate gains and includes $0.7 million related to the liquidation of CDO IV, $0.6 million related to losses in an unconsolidated venture and $0.3 million related to tax recovery. The year ended December 31, 2015 excludes $(13.2) million related to securities in our consolidated CDOs, $3.0 million related to a real estate asset sale in our consolidated CDO, $(1.1) million of foreign currency, $(1.3) million related to conversion of exchangeable notes and $1.6 million of other real estate gains and includes $13.3 million primarily related to accelerated amortization on CDO bonds, $9.4 million related to the liquidation of CDO IV, $2.1 million related to a mortgage payoff on a net lease property and $0.6 million related to losses in an unconsolidated venture.

(4)
The three months ended December 31, 2015 includes $5.6 million of transaction costs, $5.6 million of cash flow related to N-Star CDO equity interests, $(5.9) million of deferred taxes, $32.0 million of impairment losses (including $25.5 million of goodwill impairment) and $2.4 million of bad debt expense. The year ended December 31, 2015 includes $31.4 million of transaction costs primarily related to costs associated with the acquisition of real estate, $28.3 million of cash flow related to N-Star CDO equity interests, $(6.0) million of deferred taxes, $32.0 million of impairment losses (including $25.5 million of goodwill impairment) and $6.4 million of bad debt expense and certain non-recurring items.

(5)
The three months ended December 31, 2015 includes one month of activity of NorthStar Europe prior to the NRE Spin-off with an adjustment of $1.4 million to discontinued operations. The year ended December 31, 2015 includes ten months of activity of NorthStar Europe prior to the NRE Spin-off with an adjustment of $146.9 million to discontinued operations.

Net Operating Income (NOI)
We believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments and represent our ownership percentage for unconsolidated joint ventures. Net operating income represents total property and related revenues, adjusted for: (i) amortization of above/below market rent; (ii) straight line rent; (iii) other items such as adjustments related to joint ventures, cash flow related to community fees and non-recurring bad debt expense; and (iv) less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) from the sale of properties and other items under U.S. GAAP and capital expenditures and leasing costs necessary to maintain the operating performance of properties, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
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
The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for our property types in our real estate segment the three months ended December 31, 2015 (dollars in thousands):

				Manufactured			Multi-tenant
	Total(1)	Healthcare(6)	Hotel	Housing(6)	Net Lease	Multifamily(6)	Office
Property and other revenues
Rental and escalation income	$194,384	$117,301	$—	$45,046	$16,404	$10,142	$5,491
Hotel related income	189,912	—	189,912	—	—	—	—
Resident fee income	71,930	71,930	—	—	—	—	—
Other revenue(2)	4,864	917	—	2,683	516	590	158
Total property and other revenues	461,090	190,148	189,912	47,729	16,920	10,732	5,649
Real estate properties—operating expenses	241,369	85,003	128,884	18,081	2,037	4,910	2,454
Adjustments:
Interest income(3)	2,816	1,262	—	1,554	—	—	—
Equity in earnings(4)	400	—	—	—	75	325	—
Amortization and other items(5)	(1,496)	(1,384)	(125)	—	(83)	451	(355)
NOI	$221,441	$105,023	$60,903	$31,202	$14,875	$6,598	$2,840
___________________________________________________________

(1)	Amounts exclude NOI related to properties in NorthStar Europe which was spun-off on October 31, 2015. NOI for the month prior to the NRE Spin-off was $12.8 million.

(2)	Certain other revenue earned is not included as part of NOI, including collateral management fees for administrative services in our N-Star CDOs, that are not part of our real estate segment.

(3)	Represents interest income earned from notes receivable on manufactured homes and loans in the Griffin-American Portfolio.

(4)	Includes an adjustment related to our interest in an unconsolidated joint venture in a net lease and multifamily property.

(5)	Primarily includes amortization of straight-line rental income, amortization of above/below market leases, cash flow related to community fees and non-recurring bad debt.

(6)
Subsequent to December 31, 2015, we entered into agreements or committed to sell certain of our owned real estate portfolios, including a portfolio of 32 senior housing properties, up to 10 multifamily properties and retained an advisor to sell all or a portion of our manufactured housing portfolio.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with non-recourse mortgage notes. In addition, we seek to match the interest rate on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. For longer duration, relatively stable investment real estate cash flows such as those derived from net lease assets, we tend to use fixed rate financing. For real estate cash flows with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow projections and potential increases in interest rates.
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
As of December 31, 2015, a hypothetical 100 basis point increase in one-month LIBOR or the applicable index applied to our floating-rate assets and liabilities (and related derivatives) would result in a decrease in net income of approximately $43 million annually, of which $30 million of the change is attributable to floating rate financing of hotel and healthcare operating real estate and does not reflect the potential increase in rental cash flow associated with economic growth that may be typical in a rising interest rate environment.
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
We use derivative instruments to manage interest rate exposure. These derivatives are typically in the form of interest rate swap or cap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. For example, in June 2015 we entered into a $2 billion notional 10-year fixed interest rate swap in order to seek to hedge against future refinancing costs of certain of our mortgage borrowings.  This swap is currently materially out of the money and we have posted $74 million of margin as of February 25, 2016 for the benefit of our counterparty and may be subject to future margin calls.  If an early termination event occurs now with respect to this swap, which could be triggered by a change of control or similar merger transaction, in addition to losing the margin we have posted we would currently be required to pay approximately $160 million to our counterparty. As of December 31, 2015, our counterparties do not hold any cash margin as collateral against our remaining derivative contracts. As of December 31, 2015, none of our derivatives qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. As of December 31, 2015, a hypothetical 100 basis point increase (decrease) in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain (loss) of approximately $172 million.
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
Our CRE debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include taking title to collateral. We describe many of the options available to us in this situation in the “Portfolio Management” section in Item 1. “Business.” of this Annual Report on Form 10-K. To the extent the value of the collateral underlying a CRE debt investment exceeds the carrying value of the investment (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our investment. To the extent the carrying value of our CRE debt investment plus all senior debt to our position exceeds the realizable value to our collateral (net of expenses), then we would incur a loss. CMBS investments are generally junior in right of payment of interest and principal to one or more senior classes but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction.

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Realty Finance Corp. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s reports thereon are included in this Item 8.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
NorthStar Realty Finance Corp.
We have audited the accompanying consolidated balance sheets of NorthStar Realty Finance Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
New York, New York
February 29, 2016

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
NorthStar Realty Finance Corp.
We have audited the internal control over financial reporting of NorthStar Realty Finance Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
New York, New York
February 29, 2016

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$224,101	$296,964
Restricted cash	299,288	389,779
Operating real estate, net	8,702,259	10,212,004
Real estate debt investments, net (refer to Note 4)	501,474	1,067,667
Real estate debt investments, held for sale	224,677	—
Investments in private equity funds, at fair value (refer to Note 5)	1,101,650	962,038
Investments in unconsolidated ventures (refer to Note 6)	155,737	207,777
Real estate securities, available for sale (refer to Note 7)	702,110	878,514
Receivables, net of allowance of $4,318 and $2,020 as of December 31, 2015 and 2014, respectively	66,197	111,299
Receivables, related parties	2,850	2,287
Unbilled rent receivable, net of allowance of $116 and $4,037 as of December 31, 2015 and 2014, respectively	46,262	16,140
Derivative assets, at fair value	116	2,131
Intangible assets, net	527,277	659,445
Assets of properties held for sale (refer to Note 3)	2,742,635	29,012
Assets of discontinued operations (refer to Note 9)	—	158,533
Other assets	106,412	185,122
Total assets(1)	$15,403,045	$15,178,712
Liabilities
Mortgage and other notes payable	$7,164,576	$8,327,509
Credit facilities and term borrowings	652,704	718,759
CDO bonds payable, at fair value	307,601	390,068
Securitization bonds payable	—	41,746
Exchangeable senior notes	29,038	41,008
Junior subordinated notes, at fair value	183,893	215,172
Accounts payable and accrued expenses	170,120	186,836
Due to related party (refer to Note 10)	50,903	47,430
Derivative liabilities, at fair value	103,293	17,915
Intangible liabilities, net	149,642	176,528
Liabilities of properties held for sale (refer to Note 3)	2,209,689	28,962
Liabilities of discontinued operations (refer to Note 9)	—	79,512
Other liabilities	165,856	193,611
Total liabilities(2)	11,187,315	10,465,056
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $986,640 aggregate liquidation preference as of December 31, 2015 and 2014	939,118	939,118
Common stock, $0.01 par value, 500,000,000 shares authorized, 183,239,708 and 150,842,021 shares issued and outstanding as of December 31, 2015 and 2014, respectively(3)	1,832	1,508
Additional paid-in capital	5,149,349	4,828,928
Retained earnings (accumulated deficit)	(2,309,564)	(1,422,399)
Accumulated other comprehensive income (loss)	18,485	49,540
Total NorthStar Realty Finance Corp. stockholders’ equity	3,799,220	4,396,695
Non-controlling interests	416,510	316,961
Total equity	4,215,730	4,713,656
Total liabilities and equity	$15,403,045	$15,178,712

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		December 31,
		2015	2014
(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$11,362	$4,601
	Operating real estate, net	—	7,137
	Real estate debt investments, net	22,145	25,325
	Real estate securities, available for sale	385,421	463,050
	Receivables	1,577	2,304
	Other assets	590	242
	Total assets of consolidated VIEs	$421,095	$502,659
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable, at fair value	$307,601	$390,068
	Accounts payable and accrued expenses	1,255	1,761
	Derivative liabilities, at fair value	7,321	17,707
	Other liabilities	575	1,784
	Total liabilities of consolidated VIEs	$316,752	$411,320
_______________________________

(3)	Adjusted for the one-for-two reverse stock split completed on November 1, 2015. Refer to Note 12. “Stockholders’ Equity” for additional disclosure.

Refer to accompanying notes to consolidated financial statements.
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31,
	2015(1)	2014	2013
Property and other revenues
Rental and escalation income	$732,425	$349,951	$235,124
Hotel related income	784,151	237,039	—
Resident fee income	271,394	77,516	—
Other revenue	29,466	14,994	5,723
Total property and other revenues	1,817,436	679,500	240,847
Net interest income
Interest income (refer to Note 10)	227,483	310,116	303,989
Interest expense on debt and securities	8,678	11,977	37,632
Net interest income on debt and securities	218,805	298,139	266,357
Expenses
Management fee, related party (refer to Note 10)	198,695	82,756	—
Interest expense—mortgage and corporate borrowings	486,408	231,894	141,027
Real estate properties—operating expenses	915,701	318,477	73,668
Other expenses	26,607	8,920	4,558
Transaction costs	31,427	172,416	12,464
Impairment losses	31,951	—	—
Provision for (reversal of) loan losses, net	4,201	3,769	(8,786)
General and administrative expenses
Salaries and related expense	13,744	22,124	26,421
Equity-based compensation expense(3)	27,693	24,885	11,784
Other general and administrative expenses	16,658	12,357	16,159
Total general and administrative expenses	58,095	59,366	54,364
Depreciation and amortization	456,916	184,689	93,470
Total expenses	2,210,001	1,062,287	370,765
Other income (loss)
Unrealized gain (loss) on investments and other	(204,112)	(231,697)	(32,677)
Realized gain (loss) on investments and other	14,407	(77,064)	32,376
Gain (loss) from deconsolidation of N-Star CDOs (refer to Note 17)	—	(31,423)	(299,802)
Other income (loss)	—	—	38
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(363,465)	(424,832)	(163,626)
Equity in earnings (losses) of unconsolidated ventures	219,077	165,053	91,726
Income tax benefit (expense)	(14,325)	(16,606)	(7,249)
Income (loss) from continuing operations	(158,713)	(276,385)	(79,149)
Income (loss) from discontinued operations (refer to Note 9)(2)(3)	(108,554)	(44,701)	(8,761)
Net income (loss)	(267,267)	(321,086)	(87,910)
Net (income) loss attributable to non-controlling interests	24,008	22,879	5,973
Preferred stock dividends	(84,238)	(73,300)	(55,516)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(327,497)	$(371,507)	$(137,453)
Earnings (loss) per share:(4)
Income (loss) per share from continuing operations	$(1.25)	$(3.33)	$(2.43)
Income (loss) per share from discontinued operations	(0.62)	(0.46)	(0.17)
Basic	$(1.87)	$(3.79)	$(2.60)
Diluted	$(1.87)	$(3.79)	$(2.60)
Weighted average number of shares:(4)
Basic	174,873,074	98,035,886	52,953,880
Diluted	176,345,121	98,995,229	55,244,584
____________________

(1)
The consolidated financial statements for the year ended December 31, 2015 includes: (i) the Company’s results of operations for the two months ended December 31, 2015 which represents the activity following the NRE Spin-off; and (ii) the Company’s results of operations for the ten months ended October 31, 2015 which represents a carve-out of revenues and expenses attributable to NRE recorded in discontinued operations. As a result, the year ended December 31, 2015 may not be comparable to the prior periods presented.

(2)	Refer to Note 9. “Spin-offs” for disclosure related to the Spin-offs.

(3)	The six months ended June 30, 2014 and year ended December 31, 2013 includes $13.7 million and $5.2 million, respectively, of equity-based compensation recorded in discontinued operations.

(4)	Adjusted for the one-for-two reverse stock split completed on November 1, 2015. Refer to Note 12. “Stockholders’ Equity” for additional disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(267,267)	$(321,086)	$(87,910)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale, net	(35,218)	58,872	(1,483)
Reclassification of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 15)	934	915	4,885
Reclassification of swap (gain) loss into gain (loss) from deconsolidation of N-Star CDOs (refer to Note 17)	—	—	15,246
Foreign currency translation adjustment, net	17,042	(5,155)	—
Total other comprehensive income (loss)	(17,242)	54,632	18,648
Comprehensive income (loss)	(284,509)	(266,454)	(69,262)
Comprehensive (income) loss attributable to non-controlling interests	24,537	22,121	5,174
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(259,972)	$(244,333)	$(64,088)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock(1)		Additional Paid-in Capital(1)	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	21,466	$504,018	40,902	$409	$1,196,358	$(376,685)	$(22,179)	$1,301,921	$28,943	$1,330,864
Net proceeds from offering of common stock	—	—	33,062	331	1,305,288	—	—	1,305,619	—	1,305,619
Net proceeds from offering of preferred stock	8,000	193,334	—	—	—	—	—	193,334	—	193,334
Common stock related to transactions	—	—	—	—	17,712	—	—	17,712	—	17,712
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	19,774	19,774
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(1,403)	(1,403)
Dividend reinvestment plan	—	—	7	—	249	—	—	249	—	249
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	16,961	16,961
Equity component of exchangeable senior notes	—	—	—	—	45,740	—	—	45,740	—	45,740
Conversion of exchangeable senior notes	—	—	2,896	29	74,748	—	—	74,777	—	74,777
Other comprehensive income (loss)	—	—	—	—	—	—	17,845	17,845	803	18,648
Conversion of LTIP Units	—	—	335	3	10,127	—	—	10,130	(10,130)	—
Dividends on common stock and equity-based awards (refer to Note 11)	—	—	—	—	—	(171,798)	—	(171,798)	(9,588)	(181,386)
Dividends on preferred stock	—	—	—	—	—	(55,516)	—	(55,516)	—	(55,516)
Net income (loss)	—	—	—	—	—	(81,937)	—	(81,937)	(5,973)	(87,910)
Balance as of December 31, 2013	29,466	$697,352	77,202	$772	$2,650,222	$(685,936)	$(4,334)	$2,658,076	$39,387	$2,697,463
Net proceeds from offering of common stock	—	—	27,625	276	1,191,031	—	—	1,191,307	—	1,191,307
Net proceeds from offering of preferred stock	10,000	241,766	—	—	—	—	—	241,766	—	241,766
Common stock related to transactions	—	—	30,854	308	1,082,423	—	—	1,082,731	—	1,082,731
Issuance of common stock in connection with exercise of warrants	—	—	399	4	12	—	—	16	—	16
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	321,455	321,455
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(13,593)	(13,593)
Dividend reinvestment plan	—	—	4	—	239	—	—	239	—	239
Amortization of equity-based compensation	—	—	—	—	21,053	—	—	21,053	16,322	37,375
Equity component of exchangeable senior notes	—	—	—	—	(296,382)	—	—	(296,382)	—	(296,382)
Conversion of exchangeable senior notes	—	—	12,454	125	320,179	—	—	320,304	—	320,304
Other comprehensive income (loss)	—	—	—	—	—	—	53,874	53,874	758	54,632
Conversion of LTIP Units	—	—	2,304	23	18,588	—	—	18,611	(18,611)	—
Spin-off of NSAM	—	—	—	—	(158,437)	—	—	(158,437)	—	(158,437)
Dividends on common stock and equity-based awards (refer to Note 11)	—	—	—	—	—	(364,956)	—	(364,956)	(5,878)	(370,834)
Dividends on preferred stock	—	—	—	—	—	(73,300)	—	(73,300)	—	(73,300)
Net income (loss)	—	—	—	—	—	(298,207)	—	(298,207)	(22,879)	(321,086)
Balance as of December 31, 2014	39,466	$939,118	150,842	$1,508	$4,828,928	$(1,422,399)	$49,540	$4,396,695	$316,961	$4,713,656
Net proceeds from offering of common stock	—	—	38,000	380	1,325,860	—	—	1,326,240	—	1,326,240
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	126,484	126,484
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(36,661)	(36,661)
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 13)	—	—	—	—	(14,548)	—	—	(14,548)	14,548	—
Dividend reinvestment plan	—	—	7	—	194	—	—	194	—	194
Amortization of equity-based compensation	—	—	—	—	13,757	—	—	13,757	11,935	25,692
Conversion of exchangeable senior notes	—	—	829	8	13,582	—	—	13,590	—	13,590
Other comprehensive income (loss)	—	—	—	—	—	—	(16,713)	(16,713)	(529)	(17,242)
Conversion of Deferred LTIP Units to LTIP Units (refer to Note 13)	—	—	—	—	(18,730)	—	—	(18,730)	18,730	—
Retirement of shares of common stock	—	—	(6,470)	(64)	(117,983)	—	—	(118,047)	—	(118,047)
Issuance of restricted stock, net of tax withholding	—	—	32	—	(3,602)	—	—	(3,602)	—	(3,602)
Spin-off of NorthStar Europe (refer to Note 9)	—	—	—	—	(878,109)	—	(14,342)	(892,451)	(7,450)	(899,901)
Dividends on common stock and equity-based awards (refer to Note 11)	—	—	—	—	—	(559,668)	—	(559,668)	(3,500)	(563,168)
Dividends on preferred stock	—	—	—	—	—	(84,238)	—	(84,238)	—	(84,238)
Net income (loss)	—	—	—	—	—	(243,259)	—	(243,259)	(24,008)	(267,267)
Balance as of December 31, 2015	39,466	$939,118	183,240	$1,832	$5,149,349	$(2,309,564)	$18,485	$3,799,220	$416,510	$4,215,730
_______________________

(1)	Adjusted for the one-for-two reverse stock split completed on November 1, 2015. Refer to Note 12. “Stockholders’ Equity” for additional disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(267,267)	$(321,086)	$(87,910)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(198,159)	(150,801)	(88,842)
Equity in (earnings) losses of unconsolidated ventures	(20,918)	(14,252)	(2,884)
Depreciation and amortization	499,347	185,222	94,840
Amortization of premium/accretion of discount on investments	(51,247)	(76,040)	(58,032)
Interest accretion on investments	(13,841)	(22,064)	(1,549)
Amortization of deferred financing costs	48,411	18,400	7,393
Amortization of equity-based compensation	25,692	37,375	16,961
Unrealized (gain) loss on investments and other	202,832	214,815	(20,054)
Realized (gain) loss on investments and other	(14,407)	77,234	(31,414)
(Gain) loss on deconsolidation of N-Star CDOs	—	31,423	299,802
Impairment from discontinued operations	—	555	8,613
Impairment losses	31,951	—	—
Distributions from PE Investments (refer to Note 5)	198,159	150,801	88,842
Distributions from unconsolidated ventures	7,531	3,514	4,744
Distributions from equity investments	26,469	19,453	7,028
Amortization of capitalized above/below market leases	14,015	1,189	(1,438)
Straight line rental income, net	(34,676)	(9,263)	(2,713)
Deferred income taxes, net	(27,742)	—	—
Provision for (reversal of) loan losses, net	4,201	3,769	(8,786)
Allowance for uncollectible accounts	5,457	10,858	1,138
Other	912	502	148
Discount received	—	3,223	7,815
Changes in assets and liabilities:
Restricted cash	(11,313)	(83,159)	(6,846)
Receivables	29,632	(34,997)	(10,912)
Receivables, related parties	(657)	6,323	(11,946)
Other assets	7,147	(37,169)	(1,041)
Accounts payable and accrued expenses	26,931	56,284	32,860
Due to related party	1,973	47,430	—
Other liabilities	30,225	25,317	4,857
Net cash provided by (used in) operating activities	520,658	144,856	240,674
Cash flows from investing activities:
Acquisition of operating real estate	(3,367,580)	(3,466,610)	(1,624,959)
Acquisition of Griffin-American, net of cash	—	(2,947,856)	—
Improvements of operating real estate	(150,197)	(37,955)	(11,028)
Proceeds from sale of operating real estate	22,487	27,630	17,687
Deferred costs and intangible assets	(4,809)	(21,597)	(769)
Origination of or fundings for real estate debt investments	(72,596)	(282,181)	(744,209)
Acquisition of real estate debt investments	(72,950)	(997)	(56,301)
Proceeds from sale of real estate debt investments	—	28,500	106,845
Repayment on real estate debt investments	589,694	196,034	274,029
Investment in PE Investments (refer to Note 5)	(609,616)	(557,719)	(664,392)
Distributions from PE Investments (refer to Note 5)	455,207	230,598	135,607
Investment in unconsolidated ventures	(4,005)	(73,254)	(109,218)
Distributions from unconsolidated ventures	23,403	11,873	11,782
Acquisition of real estate securities, available for sale	(38,822)	(36,519)	(2,800)
Proceeds from the sale of real estate securities, available for sale	95,664	94,763	223,992
Repayment of real estate securities, available for sale	116,410	63,902	187,622
Change in restricted cash	35,849	(201,135)	(30,736)
Investment deposits and pending deal costs	(13,226)	—	—
Other assets	(11,487)	(81,704)	1,695
Net cash provided by (used in) investing activities	(3,006,574)	(7,054,227)	(2,285,153)
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Borrowings from mortgage and other notes payable	$2,201,141	$5,932,208	$1,252,085
Repayment of mortgage and other notes payable	(56,711)	(383,018)	(21,272)
Proceeds from CDO bonds reissuance	—	—	23,725
Repayment of CDO bonds	(90,069)	(87,859)	(655,575)
Repurchase of CDO bonds	(25,531)	(15,320)	(44,222)
Repayment of securitization bonds payable	(41,831)	(40,505)	(15,794)
Borrowings from credit facilities	1,141,150	922,540	147,748
Repayment of credit facilities	(1,211,877)	(259,798)	(138,798)
Repayment of secured term loan	—	—	(105)
Proceeds from exchangeable senior notes	—	—	345,000
Repurchase and repayment of exchangeable senior notes	—	—	(36,710)
Proceeds from Senior Notes	340,000	—	—
Repayment of 2014 Senior Notes	—	(481,118)	—
Payment of financing costs	(105,445)	(139,937)	(28,280)
Purchase of derivative instruments	(29,599)	(4,159)	(9,563)
Settlement of derivative instruments	—	2,995	—
Change in restricted cash	1,781	22,843	134,504
Net proceeds from common stock offering	1,326,240	1,191,307	1,305,619
Repurchase of common stock	(116,046)	—	—
Net proceeds from preferred stock offering	—	241,766	193,334
Proceeds from dividend reinvestment plan	194	239	249
Spin-off of NSAM (refer to Note 9)	—	(118,728)	—
Spin-off of NorthStar Europe (refer to Note 9)	(360,410)	—	—
Dividends	(643,858)	(438,256)	(227,314)
Contributions from non-controlling interests	125,023	246,027	19,774
Distributions to non-controlling interests	(36,661)	(18,709)	(8,863)
Net cash provided by (used in) financing activities	2,417,491	6,572,518	2,235,542
Effect of foreign currency translation on cash and cash equivalents	(4,438)	(2,173)	—
Net increase (decrease) in cash and cash equivalents	(72,863)	(339,026)	191,063
Cash and cash equivalents—beginning of period	296,964	635,990	444,927
Cash and cash equivalents—end of period	$224,101	$296,964	$635,990

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization
NorthStar Realty Finance Corp. is a diversified commercial real estate company (the “Company” or “NorthStar Realty”).  The Company invests in multiple asset classes across commercial real estate (“CRE”) that it expects will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments. The Company is a Maryland corporation and completed its initial public offering in October 2004. The Company conducts its operations so as to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
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
On October 31, 2015, the Company completed the spin-off of its European real estate business (the “NRE Spin-off”) into a separate publicly-traded REIT, NorthStar Realty Europe Corp. (“NorthStar Europe”), in the form of a taxable distribution (the “NRE Distribution”). In connection with the NRE Distribution, each of the Company’s common stockholders received shares of NorthStar Europe’s common stock on a one-for-six basis, before giving effect to a one-for-two reverse stock split of the Company’s common stock (this or any such reverse stock split herein referred to as the “Reverse Split”). The Company contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding the Company’s European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets (“European Portfolio”) and $250 million of cash. NSAM manages NorthStar Europe pursuant to a long-term management agreement, on substantially similar terms as the Company’s management agreement with NSAM.
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
The year ended December 31, 2015 includes: (i) the Company’s results of operations for the two months ended December 31, 2015 which represents the activity following the NRE Spin-off; and (ii) the Company’s results of operations for the ten months ended October 31, 2015 which includes a carve-out of revenues and expenses attributable to NRE recorded in discontinued operations. The year ended December 31, 2014 includes: (i) the Company’s results of operations for the six months ended December 31, 2014 which represents the activity following the NSAM Spin-off; and (ii) the Company’s results of operations for the six months ended June 30, 2014 which includes a carve-out of revenues and expenses attributable to NSAM recorded in discontinued operations. As a result, the years ended December 31, 2015 and 2014 may not be comparable to the prior period presented.
Periods prior to June 30, 2014 and October 31, 2015 present a carve-out of revenues and expenses presented in discontinued operations associated with NSAM and NorthStar Europe, related to the Company’s historical asset management and European real estate business. Expenses also included an allocation of indirect expenses of the Company to NSAM and NRE, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had the asset management and European real estate business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of the Company’s operations.

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
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party or through a simple majority vote.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation including amounts related to certain assets held for sale (refer to Note 3) and discontinued operations (refer to Note 9).
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the components of accumulated OCI for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Accumulated OCI	Unrealized Gain (Loss) on Available for Sale Securities	Interest Rate Swap Gain (Loss)	Foreign Currency Translation	Total
Balance as of December 31, 2012	$(276)	$(21,903)	$—	$(22,179)
Unrealized gain (loss) on real estate securities, available for sale	(557)	—	—	(557)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(926)	—	—	(926)
Reclassification of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 15)	—	4,885	—	4,885
Reclassification of swap (gain) loss into gain (loss) from deconsolidation of N-Star CDOs (refer to Note 17)	—	15,246	—	15,246
Non-controlling interests	23	(826)	—	(803)
Balance as of December 31, 2013	$(1,736)	$(2,598)	$—	$(4,334)
Unrealized gain (loss) on real estate securities, available for sale	60,140	—	—	60,140
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(1,268)	—	—	(1,268)
Reclassification of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 15)	—	915	—	915
Foreign currency translation adjustment	—	—	(5,155)	(5,155)
Non-controlling interests	(1,064)	(11)	317	(758)
Balance as of December 31, 2014	$56,072	$(1,694)	$(4,838)	$49,540
Unrealized gain (loss) on real estate securities, available for sale	(21,091)	—	—	(21,091)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(14,127)	—	—	(14,127)
Reclassification of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 15)	—	934	—	934
Foreign currency translation adjustment	—	—	17,042	17,042
Reclassification of foreign currency translation upon NRE Spin-off	—	—	(14,342)	(14,342)
Non-controlling interests	162	(7)	374	529
Balance as of December 31, 2015	$21,016	$(767)	$(1,764)	$18,485
Cash and Cash Equivalents
The Company considers all highly-liquid investments with an original maturity date of three months or less to be cash equivalents. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents.
Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate and CRE debt investments. The following table presents a summary of restricted cash as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Capital expenditures reserves	$171,712	$211,010
Operating real estate escrow reserves(1)	107,399	117,740
CRE debt escrow deposits	8,815	56,342
Cash in CDOs(2)	11,362	4,687
Total	$299,288	$389,779
__________________________________________________

(1)	Primarily represents insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to operating real estate.

(2)	Represents proceeds from repayments and/or sales pending distribution.

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
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements which improve or extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

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
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2015 (dollars in thousands):

Years Ending December 31:(1)
2016	$372,196
2017	353,178
2018	329,957
2019	315,227
2020	304,540
Thereafter	1,669,031
Total	$3,344,129
_______________________

(1)
Excludes rental income from healthcare and hotel properties permitted by the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) and manufactured housing communities, multifamily and independent living properties that are subject to short-term leases.

Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium and discount. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value. CRE debt investments where the Company does not have the intent to hold the loan for the foreseeable future or until its expected payoff are classified as held for sale and recorded at the lower of cost or estimated value.

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
Intangible Assets and Intangible Liabilities
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations.
Events or circumstances which could indicate a potential impairment include (but are not limited to) issues with local, state or federal governments; on-going or projected negative operating income or cash flow; a significant change in payor mix related to healthcare assets; and/or a significant change in the occupancy rate and/or rising interest rates.
A discounted cash flow model is performed based on management’s forecast of operating performance for each reporting unit to assess fair value. In addition, the Company looks at comparable companies and representative transactions to validate management’s expectations, where possible. The inputs used in the annual test is updated for current market conditions and forecasts. The two main assumptions used in measuring goodwill impairment, include the cash flow from operations from each of our reporting units and the weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan. The detailed planning process takes into consideration many factors including EBITDAR, EBITDAR margins, revenue growth rate and capital spending requirements, among other items which impact the individual reporting unit projections. Cash flow beyond the specific operating plans are estimated using a terminal value calculation, which incorporate historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long term trend. Fair value of the reporting unit is using significant unobservable inputs or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments.
The annual impairment test for the reporting units related to a healthcare portfolio acquired in 2014 was conducted as of October 1 and the remaining reporting units related to the Griffin-American Portfolio as of December 31, 2015. Management used an independent third-party valuation party specialist to assist. Based on the step one analysis performed, management determined the fair value for all of reporting units were in excess of the respective reporting unit’s carrying value, with four exceptions, related to the healthcare portfolio acquired in 2014. As a result, we estimated the impairment loss for such reporting units to be $25.5 million and recorded an estimated preliminary impairment charge for such amount in the fourth quarter 2015. Due to the timing and complexity of step two of the impairment test, which is required to determine the actual impairment, we were unable to finalize the amount of impairment prior to filing form 10-K for the year ended December 31, 2015. Step two of the impairment test will be completed in the first quarter 2016 and any such adjustment will be recorded.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary
The following tables presents identified intangibles as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015(1)			December 31, 2014
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place leases	$289,124	$(82,089)	$207,035	$316,129	$(49,656)	$266,473
Above-market leases	268,426	(35,940)	232,486	273,522	(9,730)	263,792
Goodwill(2)	48,635	NA	48,635	75,806	NA	75,806
Other	41,149	(2,028)	39,121	53,724	(350)	53,374
Total	$647,334	$(120,057)	$527,277	$719,181	$(59,736)	$659,445

Intangible liabilities:
Below-market leases	$177,931	$(30,462)	$147,469	$184,209	$(14,838)	$169,371
Other(3)	2,236	(63)	2,173	7,157	NA	7,157
Total	$180,167	$(30,525)	$149,642	$191,366	$(14,838)	$176,528
_______________________

(1)	As of December 31, 2015, the weighted average amortization period for above-market leases, below-market leases and in-place leases is 11.8 years, 13.8 years and 9.8 years, respectively.

(2)
Represents goodwill associated with two acquisitions of healthcare portfolios that operate through RIDEA structures. The first portfolio relates to a healthcare portfolio acquired in 2014 ($25.5 million) and the second acquired with the acquisition of Griffin-American Healthcare REIT II, Inc. (“Griffin-American Portfolio”) ($48.6 million). For the year ended December 31, 2015, the Company recorded a goodwill impairment of $25.5 million related to the healthcare portfolio acquired in 2014.

(3)	Represents the value associated with a purchase price option associated with the Griffin-American Portfolio.
The following table presents a rollforward of goodwill for the years ended December 31, 2015 and 2014 (dollars in thousands):

Balance as of December 31, 2013	$—
Goodwill from acquisitions	75,806
Balance as of December 31, 2014	75,806
Goodwill from acquisitions	26,046
Disposal of goodwill(1)	(26,046)
Impairment losses	(25,531)
Adjustments from foreign currency translation	(1,640)
Balance as of December 31, 2015	$48,635
______________________________________________________

(1)	Represents goodwill associated with the European Portfolio’s contributed to NorthStar Europe upon completion of the NRE Spin-off.
The Company recorded amortization of acquired above-market leases, net of acquired below-market leases of $(11.3) million, $(1.2) million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of other intangible assets was $74.1 million, $20.3 million and $15.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table presents annual amortization of intangible assets and liabilities (dollars in thousands):

	Intangible Assets(1)			Intangible Liabilities(1)
Years Ending December 31:	In-place Leases, Net	Above-market Leases, Net	Other, Net(2)	Below-market Leases, Net	Other, Net
2016	$53,017	$27,362	$2,925	$15,090	$50
2017	52,260	27,152	1,985	14,859	50
2018	50,725	26,957	1,698	14,091	50
2019	15,681	26,957	1,698	13,755	50
2020	5,942	26,832	1,698	13,697	50
Thereafter	29,410	97,226	14,874	75,977	1,923
Total	$207,035	$232,486	$24,878	$147,469	$2,173
______________________________________________________

(1)	Identified intangibles will be amortized through periods ending December 2026.

(2)	Excludes $14.2 million of intangible assets related to certain healthcare properties that are not amortized.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Other assets:
Investment-related reserves	$47,380	$24,800
Deferred tax assets(1)	24,435	7,730
Prepaid expenses	22,573	25,326
Deferred costs	8,105	5,494
Notes receivable, net(2)	694	48,932
Due from servicer	642	64,583
Investment deposits and pending deal costs	568	4,298
Other	2,015	3,959
Total	$106,412	$185,122

	December 31,
	2015	2014
Other liabilities:
Deferred tax liabilities	$50,341	$38,303
PE Investments deferred purchase price (refer to Note 5)	44,212	39,759
Tenant security deposits	30,327	27,604
Prepaid rent and unearned revenue	24,697	16,458
Escrow deposits payable	11,753	67,750
Other	4,526	3,737
Total	$165,856	$193,611
______________________________________________________

(1)
As of December 31, 2015 and 2014, our taxable REIT subsidiaries (“TRS”) had deferred tax assets related to net operating loss carryforwards of $2.3 million and $1.7 million, respectively, which is net of a valuation allowance of $24.2 million and $10.4 million as of December 31, 2015 and 2014, respectively.

(2)	The change from prior year is primarily related to $57.3 million of manufactured housing notes receivables reclassified to assets of properties held for sale as of December 31, 2015.
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
The Company generates operating income from healthcare and hotel properties permitted by RIDEA. Revenue related to healthcare properties includes resident room and care charges and other resident charges. Revenue related to operating hotel properties primarily consists of room and food and beverage sales. Revenue is recognized when such services are provided, generally defined as the date upon which a resident or guest occupies a room or uses the healthcare property or hotel services and is recorded in resident fee income for healthcare properties and hotel related income for hotel properties in the consolidated statements of operations.
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
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. and global macroeconomic factors and real estate sector conditions together with investment specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value of the property and recorded in impairment losses in the consolidated statements of operations.
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
Investments in Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. and global macroeconomic factors, including real estate sector conditions, together with investment specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in the consolidated statements of operations.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into U.S. dollars using the average currency exchange rate in effect during the period. The resulting foreign currency remeasurement adjustment is recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS includes restricted stock and the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock (including limited partnership interests in the Operating Partnership which are structured as profits interests (“LTIP Units”) (refer to Note 11), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and LTIP Units is calculated assuming all units are converted to common stock.
Discontinued Operations
Subsequent to the early adoption of the accounting standards update on the presentation of discontinued operations beginning in April 2014, the Company presents spin-offs of businesses and portfolios of properties that are sold or classified as held for sale are as discontinued operations provided that the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results.
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
The Company maintains various TRSs which may be subject to U.S. federal, state and local income taxes and foreign taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and may engage in most real estate or non-real estate-related business. The Company has established several TRSs in jurisdictions for which no taxes are assessed on corporate earnings. However, the Company generally must include in earnings the income from these TRSs even if it has received no cash distributions. Additionally, the Company has invested in certain real estate assets in Europe, the majority of which were contributed to NorthStar Europe as part of the NRE Spin-off, for which local country level taxes will be due on earnings (or other measure) and in some cases withholding taxes for the repatriation of earnings back to the REIT. The REIT will not generally be subject to any additional U.S. taxes on the repatriation of its earnings.
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
The Company has assessed its tax positions for all open tax years, which includes 2012 to 2015 and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as a component of income tax expense, where applicable. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, the tax years that remain subject to examination by major tax jurisdictions generally include 2012 through 2015.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded an income tax expense of $14.3 million, $16.6 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company will adopt the new standard on January 1, 2016 and it is not expected to have a material impact on its consolidated financial position or results of operations.
In April 2015, the FASB issued an accounting update changing the presentation of financing costs in financial statements. Under the new guidance, an entity would present these costs in the balance sheet as a direct deduction from the related liability rather than as an asset.  Amortization of the costs would continue to be reported as interest expense.  The new guidance is effective for annual periods and interim periods beginning after December 15, 2015, with early adoption permitted. In the fourth quarter 2015, the Company adopted this guidance and the impact to the consolidated balance sheet from the reclassification of such costs was a reduction to both total assets and total liabilities of $91.2 million and $147.6 million as of December 31, 2015 and 2014, respectively.
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
In January 2016, the FASB issued an accounting update that addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet.  The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Land	$1,047,620	$1,472,667
Land improvements	148,295	1,070,507
Buildings and improvements	6,728,957	6,963,704
Building leasehold interests and improvements	723,573	591,626
Furniture, fixtures and equipment	346,628	286,340
Tenant improvements	165,539	159,159
Construction in progress	57,663	17,054
Subtotal	9,218,275	10,561,057
Less: Accumulated depreciation	(511,113)	(349,053)
Less: Allowance for Operating real estate impairment	(4,903)	—
Operating real estate, net(1)	$8,702,259	$10,212,004
__________________

(1)	As of December 31, 2015 and 2014, operating real estate was subject to $7.3 billion and $8.5 billion of mortgage notes payable, respectively.
For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $382.1 million, $164.9 million and $76.1 million, respectively.
Real Estate Acquisitions
The following table summarizes the Company’s acquisitions for the year ended December 31, 2015, excluding acquisitions related to the European Portfolio that were spun off as part of the NRE Spin-off and certain real estate classified as held-for-sale (refer to below) (dollars in millions):

Acquisition Date	Type	Description	Name	Purchase Price(1)	Properties	Financing	Equity	Ownership Interest		Transaction Costs
February - March 2015	Office	Multi-tenant office	SteelWave Portfolio(2)	$98.1	7	$67.3	$28.2	95%		$0.7
June 2015	Healthcare	Medical office building	Griffin-American Portfolio(3)	15.6	1	11.5	4.1	86%	(4)	0.1
June 2015	Hotel	Upscale extended stay and premium branded select service	NE Portfolio	175.5	9	132.3	45.2	100%		2.2
July 2015	Hotel	Upscale extended stay and premium branded select and full service	Miami Hotel Portfolio	154.2	3	115.5	38.7	100%		1.5
______________________________________

(1)	Includes escrows and reserves and excludes transaction costs.

(2)	Represents an additional acquisition related to the SteelWave Portfolio.

(3)	Represents an additional acquisition related to the Griffin-American Portfolio.

(4)	NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”), a sponsored company of NSAM, is the non-controlling interest holder of the remaining 14% of the Griffin-American Portfolio.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the initial allocation of the purchase price of the assets acquired and the liabilities issued or assumed upon the closing of the following acquisitions: an additional acquisition related to the Griffin-American Portfolio, NE Portfolio and Miami Hotel Portfolio that continue to be subject to refinement upon receipt of all information. The table excludes 2015 acquisitions related to the European Portfolio contributed to NorthStar Europe upon completion of the NRE Spin-off, a manufactured housing portfolio and independent living facility portfolio (“Senior Housing Portfolio”) acquired, which was classified as operating real estate held for sale as of December 31, 2015 (dollars in thousands):

Assets:
Land and improvements	$32,830
Buildings, leasehold interests and improvements	269,826
Acquired intangibles(1)	1,372
Other assets acquired	37,249
Total assets acquired	$341,277

Liabilities:
Mortgage and other notes payable	$255,156
Other liabilities assumed	1,628
Total liabilities	256,784
Total NorthStar Realty Finance Corp. stockholders’ equity(2)	83,894
Non-controlling interests	599
Total liabilities and equity	$341,277
______________________________________

(1)	Acquired intangibles include in-place leases and unamortized lease origination costs.

(2)	Stockholders’ equity excludes transaction costs incurred in connection with the acquisitions.
For the year ended December 31, 2015, the Company recorded aggregate revenue of $42.6 million and a net loss of $0.9 million related to these acquisitions. Net loss is primarily related to transaction costs, depreciation and amortization expense.
The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued and assumed upon the closing of the following portfolios (dollars in thousands):

	Griffin-American Portfolio(3)	Hotel Portfolios(4)(5)	SteelWave Portfolio(6)
Assets:
Land and improvements	$377,135	$159,640	$20,718
Buildings and improvements	3,323,346	635,668	64,392
Acquired intangibles(1)	458,545	2,076	9,812
Other assets acquired	237,933	132,963	3,189
Total assets acquired	$4,396,959	$930,347	$98,111

Liabilities:
Mortgage and other notes payable	$2,919,211	$713,676	$67,254
Other liabilities assumed(2)	240,513	4,625	1,813
Total liabilities	3,159,724	718,301	69,067
Total NorthStar Realty Finance Corp. stockholders’ equity	1,049,818	210,721	27,559
Non-controlling interests	187,417	1,325	1,485
Total equity	1,237,235	212,046	29,044
Total liabilities and equity	$4,396,959	$930,347	$98,111
______________________________________

(1)	Acquired intangibles include in-place leases, above-market leases and goodwill.

(2)	Other liabilities assumed include below-market lease intangibles and deferred tax liabilities.

(3)
For the year ended December 31, 2015, the Company recorded revenue and net loss related to the Griffin-American Portfolio of $392.9 million and $59.2 million, respectively. Net loss is primarily related to depreciation and amortization expense.

(4)	Includes a $259.3 million hotel portfolio acquired in August 2014 and a $681.0 million hotel portfolio acquired in September 2014.

(5)	For the year ended December 31, 2015, the Company recorded aggregate revenue and net income of $256.7 million and $13.2 million, respectively.

(6)	For the year ended December 31, 2015, the Company recorded aggregate revenue and net loss of $20.2 million and $2.5 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of December 31, 2015 (dollars in thousands):

		Assets			Liabilities
Description	Properties	Operating Real Estate, Net(1)	Intangible Assets, Net	Total(2)	Mortgage and Other Notes Payable, Net	Intangible Liabilities, Net	Total	WA Ownership Interest
Manufactured housing communities	136	$1,490,284	$24,034	$1,514,318	$1,262,725	$—	$1,262,725	94%
Senior Housing Portfolio(3)	32	828,233	24,816	853,049	644,486	—	644,486	60%
Multifamily(4)	11	304,172	—	304,172	247,022	—	247,022	90%
Other	8	70,416	680	71,096	41,742	13,714	55,456	NA
Total	187	$2,693,105	$49,530	$2,742,635	$2,195,975	$13,714	$2,209,689
______________________________________

(1)	Includes $57.3 million of manufactured housing notes receivables previously recorded in other assets.

(2)	Represents operating real estate and intangible assets and liabilities, net of depreciation and amortization of $242.4 million.

(3)
In February 2016, the Company entered into an agreement to sell its 60% interest in the $899 million Senior Housing Portfolio for $535 million, subject to proration and adjustment. The Company expects to receive $150 million of net proceeds upon completion of the sale in March 2016. Refer to Related Party Arrangements for further disclosure.

(4)
In February 2016, the Company entered in and is finalizing agreements to sell up to ten multifamily properties for $311 million with $210 million of mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $91 million of net proceeds and continues to explore the sale of the remaining two properties.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Real Estate Debt Investments
The following table presents CRE debt investments as of December 31, 2015 (dollars in thousands):

					Weighted Average (6)			Floating Rate as % of Principal Amount(5)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(5)	Fixed Rate	Spread Over LIBOR(7)	Yield(8)
Asset Type:
First mortgage loans(1)(2)	11	$286,628	$260,237	51.6%	7.09%	4.95%	6.18%	55.8%
Mezzanine loans	6	22,361	18,630	4.0%	9.04%	4.00%	8.39%	39.9%
Subordinate interests	4	171,044	169,781	30.8%	13.04%	5.65%	8.72%	59.0%
Corporate loans	4	35,215	30,681	6.3%	12.93%	—	14.84%	—
Subtotal/Weighted average(3)(4)	25	515,248	479,329	92.7%	10.51%	5.26%	8.12%	52.5%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	9,321	4.9%	—	1.27%	3.10%	100.0%
Mezzanine loans	1	11,000	10,675	2.0%	8.00%	—	8.24%	—
Corporate loans	6	2,149	2,149	0.4%	6.74%	—	6.74%	—
Subtotal/Weighted average	9	40,106	22,145	7.3%	7.79%	1.27%	5.70%	67.2%
Total	34	$555,354	$501,474	100.0%	10.33%	4.79%	7.98%	53.5%

Real estate debt, held for sale(9)	7	$225,037	$224,677	NA	13.65%	7.41%	10.89%	52.5%
____________________________________________________________

(1)
Includes a Sterling denominated loan of £66.7 million, of which £31.6 million is available to be funded as of December 31, 2015. This loan has various maturity dates depending upon the timing of advances; however, will be no later than March 2022.

(2)	Includes three loans that pursuant to certain terms and conditions which may or may not be satisfied, where the Company has an option to purchase the properties securing these loans.

(3)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $38.6 million for the Company’s loan facility. The remainder is unleveraged. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $9.3 million. Excludes $2.1 million future funding commitment associated with real estate debt, held for sale.

(4)	In September 2015, the Company purchased four CRE debt investments for $72.9 million from N-Star CDO IV, at fair value. Refer to Note 7 for further disclosure.

(5)	Based on principal amount.

(6)
Excludes an aggregate principal amount of $130.9 million related to three CRE debt investments that were originated prior to 2008, three non-performing loans and one first mortgage loan acquired with deteriorated credit quality.

(7)
$108.5 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.82%. Includes one first mortgage loan with a principal amount of $5.8 million with a spread over the prime rate.

(8)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2015 and for CRE debt with a LIBOR floor, using such floor.

(9)
In February 2016, the Company sold or committed to sell these seven loans at par, with $46.9 million of proceeds used to pay down the Company’s loan facility, resulting in net proceeds of $178.2 million.

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

(10)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2014 and for CRE debt with a LIBOR floor, using such floor.
The following table presents maturities of CRE debt investments based on principal amount as of December 31, 2015 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
Years ending December 31:
2016	$293,496	$199,406
2017	251	50,376
2018	1,897	40,647
2019	—	—
2020	—	—
Thereafter	259,710	264,925
Total	$555,354	$555,354
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.

The Company had three non-performing loans (“NPLs”) with an aggregate principal amount of $95.9 million as of December 31, 2015 due to maturity defaults.
As of December 31, 2015, the weighted average maturity, including extensions, of CRE debt investments was 4.9 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value primarily due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of December 31, 2015, the Company had $42.1 million of net unamortized discount and $1.6 million of net unamortized origination fees and costs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Years Ended December 31,
	2015		2014		2013
Beginning balance	$5,599		$2,880		$156,699
Provision for (reversal of) loan losses, net	2,240	(1)(4)	2,719	(1)	(8,786)	(2)
Transfers to REO	—		—		(5,623)
Write-offs / payoffs	—		—		(20,210)	(3)
Deconsolidation of N-Star CDOs	—		—		(119,200)
Ending balance	$7,839		$5,599		$2,880
____________________________________________________________

(1)
Excludes $0.8 million of provision for loan losses relating to manufactured housing notes receivables recorded in assets of properties held for sale as of December 31, 2015 and $1.0 million recorded in other assets as of December 31, 2014.

(2)	Includes $4.0 million of reversal of previously recorded provisions for loan losses.

(3)	Represents a write-off of a previously recorded loan loss reserve upon payoff of a loan.

(4)	Excludes $1.2 million of provision for loan losses primarily relating to exit fees on loans held for sale.
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
The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

	December 31,
Credit Quality Indicator:	2015	2014
Loans with no loan loss reserve:
First mortgage loans	$168,978	$324,251
Mezzanine loans	29,305	157,089
Subordinate interests	169,781	200,236
Corporate loans	32,830	385,391
Subtotal	400,894	1,066,967
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans(1)	4,137	700
Mezzanine loans(2)	—	—
Subtotal	4,137	700
Non-performing loans	96,443	—
Total	$501,474	$1,067,667
____________________________________________________________

(1)
Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $3.1 million as of December 31, 2015 and two first mortgage loans acquired with deteriorated credit quality with an aggregate carrying value of $5.7 million as of December 31, 2014 and excludes manufactured housing notes receivables recorded in other assets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Includes one mezzanine loan with a 100% loan loss reserve with a principal amount of $3.8 million as of December 31, 2015 and 2014, respectively. Such loan is not considered a NPL as debt service is currently being received.

Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015				December 31, 2014
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	5	$119,677	$100,580	$4,073	1	$2,533	$700	$1,833
Mezzanine loans	1	3,766	—	3,766	1	3,766	—	3,766
Total	6	$123,443	$100,580	$7,839	2	$6,299	$700	$5,599
____________________________________________________________

(1)
Principal amount differs from carrying value primarily due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $3.1 million as of December 31, 2015 and two first mortgage loans acquired with deteriorated credit quality with an aggregate carrying value of $5.7 million as of December 31, 2014 and excludes manufactured housing notes receivables recorded in other assets.

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to them being deemed impaired for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	December 31, 2015			December 31, 2014			December 31, 2013
	Number	Average Carrying Value	Year Ended Income	Number	Average Carrying Value	Year Ended Income	Number	Average Carrying Value	Year Ended Income
Class of Debt:
First mortgage loans	5	$102,107	$2,707	1	$1,133	$—	5	$67,531	$1,050
Mezzanine loans	1	—	8	1	377	6	7	100,109	416
Subordinate interests	—	—	—	—	—	—	1	—	3
Corporate loans	—	—	—	—	—	—	—	19,530	—
Total/weighted average	6	$102,107	$2,715	2	$1,510	$6	13	$187,170	$1,469
As of December 31, 2015, the Company had two loans past due greater than 90 days.

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures (“PE Investment I” and “PE Investment II”) or consolidated ventures and direct investments (“PE Investment III to XV,” collectively “Direct PE Investments”) which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered voting interest entities, except for two fund interests in PE Investment XIII (refer to Note 17). PE Investment I and II are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company does not consolidate any of the underlying real estate private equity funds owned in Direct PE Investments as it does not own a majority voting interest in any such funds or is not the primary beneficiary of such funds.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the Company’s PE Investments as of December 31, 2015 (dollars in millions):

PE Investment(1)	Initial Closing Date	NAV Reference Date(2)	Number of Funds		Purchase Price	Expected Future Funding(3)
PE Investment I	February 15, 2013	June 30, 2012	49		$282.1	$2
PE Investment III(4)	December 31, 2013	June 30, 2013	8		39.8	—
PE Investment IV	May 30, 2014	December 31, 2013	1		8.0	—
PE Investment V	July 1, 2014	September 30, 2013	3		12.0	—
PE Investment VI	July 30, 2014	June 30, 2014	20		90.2	1
PE Investment VII	August 15, 2014	December 31, 2013	14		54.9	—
PE Investment IX	October 2, 2014	March 31, 2014	11		217.7	2
PE Investment X	December 4, 2014	June 30, 2014	13		152.4	—
PE Investment XI	May 1, 2015	September 30, 2014	2		6.4	—
PE Investment XII	May 5, 2015	June 30, 2014	1		6.2	—
PE Investment XIII	May 22, 2015	December 31, 2014	11		441.1	3
PE Investment XIV(5)	September 9, 2015	December 31, 2014	15		50.2	50
PE Investment XV	November 12, 2015	December 31, 2014	1		60.0	—
Subtotal			149		1,421.0	$58
PE Investment II(6)	July 3, 2013	September 30, 2012	24		353.4	$243	(6)
Total			173	(7)	$1,774.4
____________________________________________________________

(1)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in real estate private equity funds. For the year ended December 31, 2015, PE Investment VIII has not made any investments.

(2)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(3)
Includes an estimated amount of expected future contributions to funds and any deferred purchase price as of December 31, 2015. The actual amount of future contributions underlying the fund interests that may be called and funded by the Company could vary materially from the Company’s expectations.

(4)
PE Investment III paid $39.8 million to the seller for all of the fund interests, or 50% of the June 30, 2013 NAV, and paid the remaining $39.8 million, or 50% of the June 30, 2013 NAV, in December 2015 to a third party.

(5)
PE Investment XIV paid $50.2 million to the seller for all of the fund interests, or 50% of the December 31, 2014 NAV, and will pay the remaining $47.8 million in equal installments one year and two years after the initial closing date, respectively. Such amount is included in other liabilities on the consolidated balance sheets.

(6)
In February 2016, the Company entered into an agreement to sell substantially all of its interest in PE Investment II for proceeds of $184.1 million, of which $145.1 million was received and the remaining is expected in March 2016 upon consent from the initial seller. In connection with the sale, the buyers will assume the Company’s $243 million portion of the deferred purchase price obligation of the PE Investment II joint venture upon consent of the PE II Seller.

(7)	The total number of funds includes 28 funds held across multiple PE Investments.

	Carrying Value		Year Ended December 31, 2015			Year Ended December 31, 2014
PE Investment(1)(6)	December 31, 2015	December 31, 2014	Income(2)(3)	Distributions	Contributions	Income(3)	Distributions	Contributions
PE Investment I(4)	$154.0	$218.6	$46.4	$88.7	$2.1	$66.1	$97.2	$1.1
PE Investment II(4)(5)	186.2	231.6	39.8	119.4	42.9	57.7	115.9	6.0
PE Investment III	26.8	51.0	1.9	26.3	0.2	5.7	25.6	0.3
PE Investment IV	7.6	7.8	1.3	1.5	—	0.8	0.9	—
PE Investment V	7.7	8.0	1.8	2.1	—	1.1	4.9	—
PE Investment VI	75.3	86.3	11.6	23.6	1.0	5.8	10.8	1.3
PE Investment VII	30.2	42.7	8.0	20.6	0.1	3.7	15.6	0.2
PE Investment IX	129.2	174.6	30.2	76.8	0.9	8.3	55.9	4.7
PE Investment X	128.5	141.4	20.8	34.0	0.5	1.6	12.7	0.2
PE Investment XI	4.2	—	0.7	1.4	—	—	—	—
PE Investment XII	2.6	—	0.4	4.0	0.1	—	—	—
PE Investment XIII	287.4	—	30.8	193.4	8.8	—	—	—
PE Investment XIV	55.2	—	3.1	42.7	0.4	—	—	—
PE Investment XV	6.8	—	1.3	5.4	2.5	—	—	—
Total(5)	$1,101.7	$962.0	$198.1	$639.9	$59.5	$150.8	$339.5	$13.8
____________________________________________________________

(1)
On August 19, 2014, the Company, through a subsidiary, entered into a joint venture with a third party to source and invest in PE Investments. For the year ended December 31, 2015, PE Investment VIII has not made any investments.

(2)	Income is recorded gross of a current income tax expense of $11.8 million for the year ended December 31, 2015.

(3)
Recorded in equity in earnings on the consolidated statement of operations. The year ended December 31, 2014 includes a reclassification between equity in earnings and income tax expense of $16.8 million to conform with the current period presentation.

(4)
The Company recorded an unrealized loss of $33.2 million for the year ended December 31, 2015, of which $24.4 million, represented a partial reversal of an unrealized gain of $32.6 million recorded for the year ended December 31, 2014.

(5)	Contributions for the year ended December 31, 2015 represents a payment of our portion of the deferred purchase price for PE Investment II.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	As of December 31, 2015, cash flow is expected through June 30, 2024, with a weighted average expected remaining life of 1.5 years.
.

	Year Ended December 31, 2013
PE Investment	Income(1)	Distributions	Contributions
PE Investment I	$58.3	$130.2	$20.8
PE Investment II	30.5	104.9	11.6
PE Investment III	—	9.0	0.3
Total	$88.8	$244.1	$32.7
____________________________________________________________

(1)
Recorded in equity in earnings in the consolidated statement of operations. The year ended December 31, 2013 includes a reclassification between equity in earnings and income tax expense of $6.2 million to conform with the current period presentation.

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
PE Investment II
In June 2013, the Company, NorthStar Income and funds managed by Goldman Sachs Asset Management (“Vintage Funds”) (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (“PE II Seller”), to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported NAV acquired was $910.0 million as of September 30, 2012. In February 2016, the Company entered in an agreement to sell substantially all of its interest in PE Investment II for proceeds of $184.1 million, of which $145.1 million was received with the remaining expected in March 2016 upon consent from PE II Seller. In connection with the sale, the buyers, including NorthStar Income, will assume the Company’s $243 million portion of the deferred purchase price obligation of the PE Investment II joint venture upon receiving such consent.

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
The following table summarizes the Company’s investments in unconsolidated ventures as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

		Carrying Value		Equity in Earnings (Losses)
	Ownership	December 31,		Years Ended December 31,
Investment	Interest	2015	2014	2015	2014	2013
RXR Realty(1)	27%	$89.3	$90.0	$16.0	$8.0	$—
Aerium(2)	15%	16.5	62.8	1.3	2.5	—
LandCap(3)	49%	7.7	10.8	0.8	0.7	0.5
SteelWave(4)	40%	6.8	5.0	1.9	0.4	—
CS/Federal(5)	50%	5.7	5.7	0.3	0.1	0.3
NSAM Sponsored Companies(6)	0.3% to 0.5%	14.0	11.5	0.3	0.3	0.6
NorthStar Realty Finance Trusts(7)	N/A	3.7	3.7	—	—	—
Multifamily Joint Venture(8)	90%	3.5	9.9	0.3	(0.3)	(0.7)
Other	Various	8.5	8.4	—	2.6	2.2
Total		$155.7	$207.8	$20.9	$14.3	$2.9
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

(2)
Aerium is a pan-European real estate investment manager specializing in commercial real estate properties. The Company recorded an unrealized loss on its interest in Aerium of $40.4 million for the year ended December 31, 2015. The Company’s equity interest in Aerium is structured so that NSAM is entitled to certain fees in connection with Aerium’s asset management business. Refer to Note 10. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.

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

(5)
CS Federal Drive, LLC (“CS/Federal”) owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and were financed with two separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages matured on February 11, 2016 and the Company is currently in negotiations with the lender. The mortgages have a fixed interest rate of 5.51% and 5.46%, respectively.

(6)
Affiliates of NSAM also manage the Company’s previously sponsored companies: NorthStar Income, NorthStar Healthcare and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) and together with any new sponsored company (herein collectively referred to as the “NSAM Sponsored Companies”).

(7)
The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the “Trusts”). The Trusts were formed to issue trust preferred securities. Refer to Note 17 for further disclosure.

(8)
In July 2013, the Company through a joint venture with a private investor, acquired a multifamily property with 498 units, located in Philadelphia, Pennsylvania for an aggregate purchase price of $41.0 million, including all costs, escrows and reserves. The property was financed with a non-recourse mortgage note of $29.5 million and the remainder in cash. In April 2015, the property obtained additional non-recourse financing of $7.0 million. Both financings mature on July 1, 2023 and have a weighted average fixed interest rate of 3.87%. The joint venture is exploring the sale of the property.

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
In connection with the Company’s commitment to purchase shares of the NSAM Sponsored Companies, the Company acquired an aggregate of $15.2 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through December 31, 2015. In addition, pursuant to the management agreement with NSAM, the Company committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Sponsored Company, up to a total of five new companies per year.
The Company has committed to invest as distribution support in the following NSAM Sponsored Companies:

•
NorthStar/RXR New York Metro Real Estate, Inc. - In October 2015, NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR New York Metro”) filed an amended registration statement with the SEC, seeking to offer an additional class of common shares related to its $2 billion public offering. In December 2015, the Company and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount as a result of the purchase of 0.2 million shares of its common stock for an aggregate $2.0 million. NSAM began raising capital for NorthStar/RXR New York Metro in the beginning of 2016.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
NorthStar Corporate Fund - In October 2015, NorthStar Corporate Income Fund (“NorthStar Corporate Fund”) filed an amended registration statement on Form N-2 with the SEC seeking to raise up to $3 billion in a public offering of common stock. Subsequent to year end, NorthStar Corporate Fund was declared effective by the SEC and expects to begin raising capital in early 2016.

•
NorthStar Capital Fund - In October 2015, NorthStar Real Estate Capital Income Fund filed its registration statement on Form N-2 with the SEC seeking to raise up to $3 billion in a public offering of common stock.

•
NorthStar Corporate Investment - In June 2015, NorthStar Corporate Investment, Inc. confidentially submitted an amended registration statement on Form N-2 to the SEC seeking to raise up to $1 billion in a public offering of common stock.

Summarized Financial Information
The combined balance sheets for the unconsolidated ventures, including PE Investments and excluding unconsolidated ventures accounted for under the cost method, as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	As of December 31,
	2015	2014
Assets
Total assets	$8,821,784	$6,067,438

Liabilities and equity
Total liabilities	$3,071,593	$3,045,171
Equity(1)	5,750,191	3,022,267
Total liabilities and equity	$8,821,784	$6,067,438
________________________________________________________

(1)	Includes non-controlling interest of $749.7 million and $944.7 million as of December 31, 2015 and 2014, respectively.
The combined statements of operations for the unconsolidated ventures, including PE Investments and excluding unconsolidated ventures accounted for under the cost method, from acquisition date through the three years ended December 31, 2015 are as follows (dollars in thousands):

	Years Ended December 31,
	2015(1)	2014	2013
Total revenues	$1,287,014	$907,519	$322,944
Net income	781,196	443,158	180,537
___________________________________________________________

(1)	Includes summarized financial information for PE Investments for the nine months ended September 30, 2015, which is the most recent financial information available from the underlying funds.

NSAM Sponsored Companies and certain PE Investments, for which the Company has elected the fair value option, are accounted for under the cost method. As of December 31, 2015 and 2014 the aggregate carrying value of such cost method investments was $234 million and $288 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of December 31, 2015 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)(8)	26	$401,848	$194,908	$24,332	$(2,513)	$216,727	31.3%	1.98%	22.01%
N-Star CDO equity(5)(8)	4	71,003	71,003	1,290	(27,388)	44,905	5.5%	NA	12.41%
CMBS and other securities(6)	15	116,681	61,520	15,340	(21,295)	55,565	9.1%	2.15%	5.52%
Subtotal(2)	45	589,532	327,431	40,962	(51,196)	317,197	45.9%	2.01%	16.83%
CRE securities in N-Star CDOs(5)(7)
CMBS	123	538,205	398,343	31,244	(103,076)	326,511	41.9%	3.48%	10.13%
Third-party CDO notes	8	55,509	50,047	—	(43,362)	6,685	4.4%	0.01%	—%
Agency debentures	8	87,172	31,774	6,384	(842)	37,316	6.8%	—	4.57%
Unsecured REIT debt	1	8,000	8,285	691	—	8,976	0.6%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,800)	5,425	0.4%	2.25%	2.32%
Subtotal	142	696,111	495,674	38,319	(149,080)	384,913	54.1%	2.80%	8.56%
Total	187	$1,285,643	$823,105	$79,281	$(200,276)	$702,110	100.0%	2.46%	11.85%
____________________________________________________________

(1)	Excludes $142.9 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged. Subsequent to year end, the Company sold certain N-Star CDO bonds and CRE securities for $53.9 million of net proceeds.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2015.

(5)	The fair value option was elected for these securities (refer to Note 14).

(6)	The fair value option was elected for $48.7 million carrying value of these securities (refer to Note 14).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(8)
As of December 31, 2015, excluding the sales of N-Star CDO bonds subsequent to year end, the weighted average remaining life of the N-Star CDO bonds and N-Star CDO equity is 2.0 years and 3.2 years, respectively.

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
In September 2015, N-Star CDO IV was liquidated and the third-party senior bondholders of N-Star CDO IV were re-paid in full. In connection with the liquidation, the Company purchased one CMBS for $5.8 million from N-Star CDO IV at fair value. Additionally, the Company received $41.0 million from its equity interest in N-Star CDO IV, resulting in a net realized gain of $9.4 million, a portion of which related to equity distributions that would have been received had N-Star CDO IV not been liquidated.
As of December 31, 2015, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit commercial mortgage-backed securities (“CMBS”), meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of December 31, 2015, excluding the sales of CRE securities subsequent to year end, contractual maturities of CRE securities investments ranged from five months to 37 years, with a weighted average expected maturity of 3.6 years.

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
For the year ended December 31, 2015, proceeds from the sale of CRE securities was $95.7 million resulting in a net realized gain of $14.1 million. For the year ended December 31, 2014, proceeds from the sale of CRE securities was $94.8 million resulting in a net realized gain of $22.4 million. For the year ended December 31, 2013, proceeds from the sale of CRE securities was $224.0 million resulting in a net realized gain of $35.4 million, which includes proceeds related to the liquidation of N-Star CDO II.
CRE securities investments, not held in N-Star CDOs, include 28 securities for which the fair value option was not elected. As of December 31, 2015, the aggregate carrying value of these securities was $223.7 million, representing $21.9 million of accumulated net unrealized gains included in OCI. As of December 31, 2015, the Company held 23 securities with an aggregate carrying value of $111.9 million with an unrealized loss of $2.5 million, one of which was in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, the Company recorded OTTI of $4.0 million and $1.6 million for the years ended December 31, 2015 and 2014, which was recorded in realized gain (loss) on investments and other in the consolidated statements of operations. As of December 31, 2015, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Borrowings
The following table presents borrowings as of December 31, 2015 and 2014 (dollars in thousands):

				December 31, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Healthcare
East Arlington, TX	Non-recourse	May-17	5.89%	$3,101	$3,101	$3,157	$3,149
Ohio Portfolio	Non-recourse	Jan-19	LIBOR + 5.00%	19,948	18,848	20,230	19,999
Lancaster, OH	Non-recourse	Jan-19	LIBOR + 5.00%	2,261	2,261	2,442	2,396
Wilkinson Portfolio	Non-recourse	Jan-19	6.99%	147,076	147,076	150,024	149,147
Tuscola/Harrisburg, IL	Non-recourse	Jan-19	7.09%	7,268	7,268	7,412	7,342
Formation Portfolio(5)	Non-recourse	May-19(6)/Jan-25	LIBOR + 4.25%(7)/4.54%	701,819	695,060	705,608	692,935
Minnesota Portfolio	Non-recourse	Nov-19	LIBOR + 3.50%	37,800	37,800	37,800	36,990
Griffin-American - U.K.(5)	Non-recourse	Dec-19(6)	LIBOR + 4.25%(7)	327,890	327,890	348,588	348,588
Griffin-American - U.S. - Fixed(5)	Non-recourse	Dec-19(6)/ Jun-25 / Dec-35	4.68%	1,763,036	1,652,238	1,750,000	1,678,706
Griffin-American - U.S. - Floating(5)	Non-recourse	Dec-19(6)	LIBOR + 3.15%(7)	854,565	854,565	868,797	868,797
Wakefield Portfolio	Non-recourse	April-20	LIBOR + 4.00%	54,694	53,816	54,751	54,675
Healthcare Preferred(8)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio(8)	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
Subtotal Healthcare/weighted average			4.53%(7)	4,115,588	3,996,053	4,144,939	4,058,854
Hotel
Innkeepers Portfolio(5)	Non-recourse	Jun-19(6)	LIBOR + 3.39%(7)	840,000	837,137	840,000	830,322
K Partners Portfolio(5)	Non-recourse	Aug-19(6)	LIBOR + 3.25%(7)	211,681	210,660	211,681	208,905
Courtyard Portfolio(5)	Non-recourse	Oct-19(6)	LIBOR + 3.05%(7)	512,000	509,554	512,000	506,292
Inland Portfolio(5)	Non-recourse	Nov-19(6)	LIBOR + 3.60%(7)	817,000	811,927	817,000	806,287
NE Portfolio(5)	Non-recourse	Jun-20(6)	LIBOR + 3.85%(7)	132,250	130,824	—	—
Miami Hotel Portfolio(5)	Non-recourse	Jul-20(6)	LIBOR + 3.90%(7)	115,500	113,833	—	—
Subtotal Hotel/weighted average			3.73%(7)	2,628,431	2,613,935	2,380,681	2,351,806
Manufactured housing communities
Manufactured Housing Portfolio 3	—	—	—	—	—	297,428	296,856
Manufactured Housing Portfolio 1	—	—	—	—	—	236,900	233,096
Manufactured Housing Portfolio 2	—	—	—	—	—	639,909	631,874
Subtotal Manufactured housing communities				—	—	1,174,237	1,161,826
Net lease
Fort Wayne, IN	—	—	—	—	—	2,909	2,869
Columbus, OH	—	—	—	—	—	21,934	21,910
Keene, NH	—	—	—	—	—	6,105	6,090
EDS Portfolio	—	—	—	—	—	42,738	42,675
Green Pond, NJ	Non-recourse	Apr-16	5.68%	15,486	15,481	15,799	15,778
Aurora, CO	Non-recourse	Jul-16	6.22%	30,175	30,169	30,720	30,702
DSG Portfolio	Non-recourse	Oct-16	6.17%	30,481	30,428	31,126	31,006
Indianapolis, IN	Non-recourse	Feb-17	6.06%	25,674	25,663	26,151	26,129
Milpitas, CA	Non-recourse	Mar-17	5.95%	18,827	18,807	19,459	19,420
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,675	27,700	27,655
Fort Mill, SC - Mezzanine	Non-recourse	Apr-17	6.21%	663	663	1,079	1,079
Industrial Portfolio(5)	Non-recourse	Jul-17/Dec-17	4.21%(7)	221,125	224,635	221,131	226,746
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	12,646	12,555	13,181	13,037
South Portland, ME	Non-recourse	Jul-23	LIBOR + 2.15%(7)	3,241	3,190	3,597	3,534
Subtotal Net lease/weighted average			4.91%(7)	386,018	389,266	463,629	468,630

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				December 31, 2015		December 31, 2014
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Multifamily(9)
Memphis, TN	—	—	—	—	—	39,600	39,040
Southeast Portfolio	—	—	—	—	—	158,417	156,751
Scottsdale, AZ	—	—	—	—	—	46,538	45,905
Subtotal Multifamily				—	—	244,555	241,696
Multi-tenant Office
Legacy Properties(5)	Non-recourse	Nov-19/Feb-20(6)	LIBOR + 2.15%(7)	112,988	111,266	45,584	44,697
Subtotal Multi-tenant Office				112,988	111,266	45,584	44,697
Other
Secured borrowing	Non-recourse	May-23	LIBOR + 1.60%	54,056	54,056	—	—
Subtotal Other				54,056	54,056	—	—
Subtotal Mortgage and other notes payable(4)				7,297,081	7,164,576	8,453,625	8,327,509
Credit facilities and term borrowings:(10)
Corporate Revolver(11)	Recourse	Aug-17	LIBOR + 3.50%(7)	165,000	165,000	215,000	215,000
Corporate Term Borrowing	Recourse	Sept-17	4.60% / 4.55%(12)	425,000	417,039	425,000	412,717
Loan Facility	—	—	—	—	—	14,850	14,527
Loan Facility 1	Partial Recourse(13)	Mar-18(6)	2.95%(7)	72,053	70,665	77,930	76,515
Subtotal Credit facilities and term borrowings				662,053	652,704	732,780	718,759
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	7.01%	10,869	10,814	15,020	14,504
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.48%(7)	425,622	296,787	545,939	375,564
Subtotal CDO bonds payable—VIE				436,491	307,601	560,959	390,068
Securitization bonds payable:
Securitization 2012-1	—	—	—	—	—	41,831	41,746
Subtotal Securitization financing transaction				—	—	41,831	41,746
Exchangeable senior notes:
7.25% Notes	Recourse	Jun-27	7.25%	12,955	12,955	12,955	12,955
8.875% Notes	Recourse	Jun-32	8.875%	1,000	967	1,000	947
5.375% Notes	Recourse	Jun-33	5.375%	17,405	15,116	31,633	27,106
Subtotal Exchangeable senior notes				31,360	29,038	45,588	41,008
Junior subordinated notes:(14)
Trust I	Recourse	Mar-35	LIBOR + 3.25%(7)	41,240	29,033	41,240	32,992
Trust II	Recourse	Jun-35	LIBOR + 3.25%(7)	25,780	18,152	25,780	20,753
Trust III	Recourse	Jan-36	7.81%	41,238	27,003	41,238	32,784
Trust IV	Recourse	Jun-36	7.95%	50,100	33,446	50,100	39,830
Trust V	Recourse	Sept-36	LIBOR + 2.70%(7)	30,100	18,978	30,100	21,823
Trust VI	Recourse	Dec-36	LIBOR + 2.90%(7)	25,100	16,348	25,100	18,700
Trust VII	Recourse	Apr-37	LIBOR + 2.50%(7)	31,459	18,960	31,459	22,492
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%(7)	35,100	21,973	35,100	25,798
Subtotal Junior subordinated notes				280,117	183,893	280,117	215,172
Subtotal				8,707,102	8,337,812	10,114,900	9,734,262
Borrowings of properties, held for sale:(4)
EDS Portfolio(9)	Non-recourse	Oct-15	5.37%	41,742	41,742	—	—
Manufactured Housing Communities(9)	Non-recourse	Dec-21 - Dec-25	4.32%(7)	1,274,643	1,262,726	—	—
Multifamily(9)	Non-recourse	Apr-23 - Jul-23	4.08%(7)	249,709	247,019	—	—
Senior Housing Portfolio(9)	Non-recourse	May-25	4.17%	648,211	644,486	—	—
Subtotal Borrowings of properties, held for sale				2,214,305	2,195,973	—	—
Grand Total				$10,921,407	$10,533,785	$10,114,900	$9,734,262
____________________________________________________________

(1)	Refer to Note 15 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for the Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 14) and amortized cost, net of deferred financing costs for the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	An aggregate principal amount of $6.6 billion is comprised of 22 senior mortgage notes totaling $5.1 billion and 16 mezzanine mortgage notes totaling $1.5 billion.

(6)	Represents final maturity taking into consideration the Company’s extension options.

(7)	Contractual interest rate represents a weighted average. For borrowings with variable interest rates, the weighted average includes the current LIBOR as of December 31, 2015.

(8)	Represents borrowings in N-Star CDOs.

(9)
The Company’s EDS Portfolio, manufactured housing portfolios, multifamily portfolio and Senior Housing Portfolio are classified as held for sale and associated borrowings are expected to be assumed by a buyer, and therefore, classified as liabilities of assets held for sale. In October 2015, the mortgage matured for the EDS Portfolio and the Company is currently in negotiations with the lender and is expected to give the property back to the lender.

(10)	The difference between principal amount and carrying value, if any, represents deferred financing costs.

(11)	Secured by collateral relating to a borrowing base comprised primarily of unlevered CRE debt, net lease and securities investments with a carrying value of $666.6 million as of December 31, 2015.

(12)	Represents the respective fixed rate applicable to each borrowing under the Corporate Term Borrowing.

(13)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(14)
Junior subordinated notes Trust II had a fixed interest rate through December 31, 2015 when it changed to floating rate. Trusts III and IV have a fixed interest rate until January 30, 2016 and June 30, 2016, respectively, when the rate will change to floating and reset quarterly to three-month LIBOR plus 2.83% to 2.80%, respectively.

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable by asset class as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015				December 31, 2014
Asset Class:	Principal Amount	Discount (Premium), Net	Deferred Financing Costs, Net	Carrying Value	Principal Amount	Discount (Premium), Net	Deferred Financing Costs, Net	Carrying Value
Healthcare	$4,115,588	$12,801	$(132,336)	$3,996,053	$4,144,939	$(4,650)	$(81,435)	$4,058,854
Hotel	2,628,431	—	(14,496)	2,613,935	2,380,681	—	(28,875)	2,351,806
Manufactured housing	—	—	—	—	1,174,237	2,288	(14,699)	1,161,826
Net lease	386,018	4,389	(1,141)	389,266	463,629	6,940	(1,939)	468,630
Multifamily	—	—	—	—	244,555	—	(2,859)	241,696
Multi-tenant office	112,988	—	(1,722)	111,266	45,584	—	(887)	44,697
Other	54,056	—	—	54,056	—	—	—	—
Total	$7,297,081	$17,190	$(149,695)	$7,164,576	$8,453,625	$4,578	$(130,694)	$8,327,509
The following table presents scheduled principal on borrowings, based on final maturity as of December 31, 2015 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Credit Facilities and Term Borrowings	Exchangeable Senior Notes(1)	Junior Subordinated Notes	Borrowings of Properties, Held for Sale
Years ending December 31:
2016	$143,155	$87,534	$—	$—	$—	$—	$55,621
2017	926,647	317,896	—	590,000	—	—	18,751
2018	124,801	11,154	—	72,053	12,955	—	28,639
2019	5,960,320	5,923,761	—	—	—	—	36,559
2020	389,906	350,510	—	—	1,000	—	38,396
Thereafter	3,376,578	606,226	436,491	—	17,405	280,117	2,036,339
Total	$10,921,407	$7,297,081	$436,491	$662,053	$31,360	$280,117	$2,214,305
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities and Term Borrowings
Corporate Borrowings
In August 2014, the Company obtained a corporate revolving credit facility (as amended, the “Corporate Revolver”) with certain commercial bank lenders, with a three-year term. The Corporate Revolver is secured by collateral relating to a borrowing base and guarantees by certain subsidiaries of the Company. In May 2015, the Company amended and restated the Corporate Revolver to substitute the Operating Partnership as the borrower, with the Company becoming a guarantor. The Operating Partnership must maintain at least $25.0 million of minimum liquidity based on the sum of unrestricted cash or cash equivalents and undrawn availability during the term of the Corporate Revolver. In February 2016, the Company amended the agreement and decreased the aggregate amount of the revolving commitment to $250 million, subject to certain conditions. Subsequent to year end, the Corporate Revolver was repaid and there is currently no outstanding balance.
In September 2014, the Company entered into a corporate term borrowing agreement (as amended, the “Corporate Term Borrowing”) with a commercial bank lender to establish term borrowings. In March 2015, the Company amended and restated the Corporate Term Borrowing to substitute the Operating Partnership as the borrower, with the Company becoming a guarantor. Borrowings may be prepaid at any time subject to customary breakage costs. In September and December 2014, the Company entered into a credit agreement providing for a term borrowing under the Corporate Term Borrowing in a principal amount of $275.0 million and $150.0 million, respectively, with a fixed interest rate of 4.60% and 4.55%, respectively, with each maturing on September 19, 2017. There is no available financing remaining under the Corporate Term Borrowing.
The Corporate Revolver and the Corporate Term Borrowing and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. As of December 31, 2015, the Company was in compliance with all of its financial covenants.
Loan Facility
In March 2013, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 1”) of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 1, the Company entered into a guaranty agreement under which the Company guaranteed certain of the obligations under Loan Facility 1. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 1. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 1 if the Company or an affiliate of the Company engage in certain customary bad acts. As of December 31, 2015, the Company was in compliance with all of its financial covenants.
Currently, the Company has $38.8 million carrying value of loans financed with $25.2 million on Loan Facility 1.
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
In July 2015, NorthStar Europe issued $340 million principal amount of 4.625% senior notes due December 2016 (“NRE Senior Notes”). The Company received aggregate net proceeds of $331 million, after deducting the underwriters’ discount and other expenses. NorthStar Europe loaned the Company the net proceeds from the issuance of the NRE Senior Notes, which were used for general corporate purposes, including, among other things, the funding of acquisitions, including the Trianon Tower and the repayment of the Company’s borrowings. The NRE Senior Notes are senior unsubordinated and unsecured obligations of NorthStar Europe and were deemed repaid upon completion of the NRE Spin-off. The Company and the Operating Partnership continue to guarantee payments on the NRE Senior Notes subsequent to the NRE Spin-off.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exchangeable Senior Notes
In 2007, the Company issued $172.5 million of 7.25% exchangeable senior notes (“7.25% Notes”) which were offered in accordance with Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”), of which $13.0 million remains outstanding as of December 31, 2015. The 7.25% Notes may be exchangeable upon the occurrence of specified events, and at any time on or after June 15, 2017, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or common stock of the Company, or a combination thereof, if any, at the Company’s option. The exchange price as of December 31, 2015 was $24.14 per share.
In 2012, the Company issued $82.0 million of 8.875% exchangeable senior notes (“8.875% Notes”) which were offered in accordance with Rule 144A, of which $1.0 million remains outstanding as of December 31, 2015. The 8.875% Notes may be exchangeable upon the occurrence of specified events, and at any time on or after June 15, 2019, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or common stock of the Company, or a combination thereof, if any, at the Company’s option. The exchange price as of December 31, 2015 was $8.10 per share.
In 2013, the Company issued $345.0 million of 5.375% exchangeable senior notes (“5.375% Notes”) which were offered in accordance with Rule 144A, of which $17.4 million remains outstanding as of December 31, 2015. The 5.375% Notes may be exchangeable upon the occurrence of specified events, and at any time on or after June 15, 2023, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or common stock of the Company, or a combination thereof, if any, at the Company’s option. The exchange price as of December 31, 2015 was $13.67 per share. In 2015, $14.2 million principal amount of 5.375% Notes were exchanged for 0.8 million shares of common stock, after giving effect to the Reverse Split. In connection with these conversions, the Company recorded a loss of $1.3 million in realized gain (loss) on investments and other in the consolidated statements of operations for the year ended December 31, 2015. In January 2016, $0.6 million principal amount of the 5.375% Notes were exchanged for 0.1 million shares of common stock.
All of the Company’s outstanding exchangeable senior notes contain unconditional guarantees by the Company on an unsecured and unsubordinated basis.
The following table presents the components of outstanding exchangeable senior notes as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	Principal Amount	Unamortized Discount(1)	Carrying Value	Principal Amount	Unamortized Discount	Carrying Value
7.25% Notes	$12,955	$—	$12,955	$12,955	$—	$12,955
8.875% Notes	1,000	(33)	967	1,000	(53)	947
5.375% Notes	17,405	(2,289)	15,116	31,633	(4,527)	27,106
Total	$31,360	$(2,322)	$29,038	$45,588	$(4,580)	$41,008
______________________

(1)	The remaining amortization period for the 8.875% Notes and 5.375% Notes is 3.5 years and 7.5 years, respectively.
As of December 31, 2015 and 2014, the aggregate carrying value of the equity components of the exchangeable senior notes is $13.5 million and $23.7 million, respectively, which is recorded as a component of additional paid-in capital. The following table presents the components of interest expense related to outstanding exchangeable senior notes for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Interest and Amortization Expense
Years Ended	Interest Expense	Amortization Expense(1)	Total Interest Expense
2015	$1,998	$275	$2,273
2014	15,812	7,542	23,354
2013	32,475	8,416	40,891
_________________________

(1)	The effective interest rate of the 8.875% Notes and 5.375% Notes was 9.8% and 6.5% for the year ended December 31, 2015, respectively.

9.	Spin-offs
Spin-off of Asset Management Business
Upon completion of the NSAM Spin-off, the asset management business of the Company is owned and operated by NSAM and the Company is externally managed by an affiliate of NSAM through a management contract with an initial term of 20 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to the NSAM Spin-off, the Company continues to operate its CRE debt origination business. Most of the employees of the Company at the time of the NSAM Spin-off became employees of NSAM and executive officers, employees engaged in the Company’s loan origination business at the time of the NSAM Spin-off and certain other employees became co-employees of both the Company and NSAM. In connection with the NSAM Spin-off, the advisory agreements between the Company and each of the NSAM Sponsored Companies were terminated and affiliates of NSAM entered into new advisory agreements with each of the NSAM Sponsored Companies on substantially the same terms as those in effect at the time of the NSAM Spin-off.
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
In connection with the NRE Spin-off, $2.8 billion of assets were transferred and $1.9 billion of liabilities were assumed by NRE. Such transaction costs were expensed by NRE upon completion of the spin-off and included legal, accounting, tax and other professional services and relocation and start-up costs. As of December 31, 2014, the carrying value of the assets and liabilities classified as assets and liabilities of discontinued operations related to NorthStar Europe and consisted of the following (dollars in thousands):

Assets
Operating real estate, net	$89,288
Investment related deposits	58,647
Other assets	10,598
Total assets	$158,533
Liabilities
Mortgage and other notes payable	$75,562
Other liabilities	3,950
Total liabilities	79,512
Equity
NorthStar Europe stockholders’ equity	77,812
Non-controlling interests	1,209
Total equity	79,021
Total liabilities and equity	$158,533
Summary
The following table presents a carve-out of revenues and expenses associated with NSAM and NRE and included in discontinued operations in the Company’s consolidated statements of operations (dollars in thousands):

	Years Ended December 31,
NSAM	2015(1)	2014(2)	2013(2)
Total revenues(3)	$—	$56,013	$89,938
Total expenses(4)	—	63,216	90,343
NSAM income (loss) in discontinued operations	—	(7,203)	(405)
NorthStar Europe
Total revenues	89,600	1,647	—
Total expenses(5)(6)	205,406	38,050	—
Unrealized gain (loss) on investments and other	(10,812)	—	—
Realized gain (loss) on investments and other	5	(170)	—
Income (loss) before income tax benefit (expense) provision	(126,613)	(36,573)	—
Income tax benefit (expense)	18,070	—	—
NRE income (loss) in discontinued operations	(108,543)	(36,573)	—
Income (loss) from operating real estate in discontinued operations(6)	(11)	(925)	(8,356)
Total income (loss) from discontinued operations	$(108,554)	$(44,701)	$(8,761)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

___________________________________

(1)	Represents ten months of total revenues and expenses of NorthStar Europe included in discontinued operations prior to the NRE Spin-off on October 31, 2015.

(2)	Represents six months of total revenues and expenses of NSAM included in discontinued operations prior to the NSAM Spin-off on June 30, 2014 and a full year of activity for 2013.

(3)
Includes asset management and other fee income from NSAM Sponsored Companies earned prior to the NSAM Spin-off and selling commissions and dealer manager fees earned by selling equity in the NSAM Sponsored Companies through NorthStar Securities. Additionally, revenues exclude the effect of any fees that NSAM began earning in connection with the management agreement with the Company upon completion of the NSAM Spin-off.

(4)
Includes an allocation of indirect expenses of the Company to NSAM related to managing the NSAM Sponsored Companies and owning NorthStar Securities, including salaries, equity-based compensation and other general and administrative expenses (primarily occupancy and other costs) based on an estimate had the asset management business been run as an independent entity.

(5)	Includes $109.5 million and $27.5 million of transaction costs related to acquisitions for the years ended December 31, 2015 and 2014, respectively.

(6)	Includes $42.4 million and $0.5 million of depreciation and amortization for the years ended December 31, 2015 and 2014, respectively.

(7)	Represents an asset held for sale as of December 31, 2014 which was given back to the lender in 2015.
The following table presents certain data for operating real estate of discontinued operations related to NorthStar Europe and NSAM (dollars in thousands):

	Years Ended December 31,
	2015(1)	2014	2013
Depreciation and amortization	$42,431	$1,378	$1,390
Amortization of equity-based compensation(1)	—	13,745	5,177
Unrealized gain (loss) on investments and other	(10,812)	—	—
Realized gain (loss) on investments and other	5	(170)	—
Acquisition of operating real estate	1,873,607	94,169	—
Improvements of operating real estate	1,286	82	—
___________________________________

(1)	Represents an allocation to NSAM prior to the NSAM Spin-off for the six months ended June 30, 2014 and a full year for 2013.

10.	Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the NSAM Spin-off, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which automatically renew for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to the supervision of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries other than the Company’s CRE loan origination business. The management agreement with NSAM provides for a base management fee and incentive fee. The management contract with NSAM commenced on July 1, 2014, and as such, there were no management fees incurred for the six months ended June 30, 2014 and year ended December 31, 2013.
In connection with the NRE Spin-off, NorthStar Europe entered into a management agreement with NSAM with an initial term of 20 years on terms substantially consistent with the terms of the Company’s management agreement with NSAM. The Company’s management agreement with NSAM was amended and restated in connection with the NRE Spin-off to, among other things, adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.
Base Management Fee
For the year ended December 31, 2015, the Company incurred $190.0 million related to the base management fee. As of December 31, 2015, $47.4 million is recorded in due to related party on the consolidated balance sheets. For the six months ended December 31, 2014, the Company incurred $79.4 million related to the base management fee. The base management fee to NSAM will increase subsequent to December 31, 2015 by an amount equal to 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by the Company;

•	equity issued by the Company in exchange or conversion of exchangeable notes based on the stock price at the date of issuance;

•
any other issuances by the Company of common equity, preferred equity or other forms of equity, including but not limited to LTIP Units in our Operating Partnership(excluding units issued to the Company and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”) of the Company in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off.

Additionally, the Company’s equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
Incentive Fee
For the year ended December 31, 2015 and the six months ended December 31, 2014, the Company incurred $8.7 million and $3.3 million, respectively, related to the incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.68 per share and up to $0.78 per share, after giving effect to the Reverse Split and the NRE Spin-off (“15% Hurdle”); plus

•
the product of: (a) 25% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, when such amount is in excess of $0.78 per share, after giving effect to the Reverse Split and the NRE Spin-off (“25% Hurdle”);

•	multiplied by the Company’s weighted average shares outstanding for the calendar quarter.
In addition, NSAM may also earn an incentive fee from the Company’s healthcare investments in connection with NSAM’s Healthcare Strategic Partnership (refer to below).
Weighted average shares represents the number of shares of the Company’s common stock, LTIP Units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuance. With respect to the incentive fee, such amounts will be appropriately adjusted from time to time to take into account the effect of any stock split, reverse stock split, stock dividend, reclassification, recapitalization or other similar transaction.
Additional Management Agreement Terms
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
The Company’s management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, the Company will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent.  The management agreement further provides that the Company anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and $10 billion of assets under management.  The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on its behalf. In addition, NSAM may allocate indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with NSAM (the “G&A Allocation”).  The Company’s management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) the Company’s and NorthStar Europe’s (the “NorthStar Listed Companies”) general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies (“NorthStar Listed Companies’ G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include the Company’s allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to the Company’s affairs. In addition, the Company will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
In connection with the NRE Spin-off and the related agreements, the NorthStar Listed Companies’ obligations to reimburse NSAM for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. NSAM currently determined to allocate these amounts based on assets under management.
For the year ended December 31, 2015 and the six months ended December 31, 2014, NSAM allocated $10.0 million, of which $1.4 million is recorded in discontinued operations related to NorthStar Europe, and $5.2 million, respectively, to the Company. As of December 31, 2015, $6.5 million is recorded in due to related party on the consolidated balance sheets.
In addition, the Company, together with NorthStar Europe and any company spun-off from the Company or NorthStar Europe, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of NSAM during any year. Subject to this limitation and limitations contained in any applicable management agreement between NSAM and NorthStar Europe or any company spun-off from the Company or NorthStar Europe, the amount paid by the Company, NorthStar Europe and any company spun-off from the Company or NorthStar Europe will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of the Company’s restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of the Company’s common stock are not available for issuance under the Company’s equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP Units or other securities that may be settled in cash. The Company’s equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.
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
Investment Opportunities
Under the management agreement, the Company agreed to make available to NSAM for the benefit of NSAM and its managed companies, including the Company, all investment opportunities sourced by the Company. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including the Company and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, the Company is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by the Company, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. Inception to date, the Company earned $3.0 million from NSAM, recorded in other revenue, for services in connection with loan origination opportunities, which represents $1.4 million for the year ended December 31, 2015 and $1.6 million for the six months ended December 31, 2014.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Agreement
In connection with the NSAM Distribution, the Company entered into a revolving credit agreement with NSAM pursuant to which the Company makes available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions.  In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including the Company, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that the Company’s obligation to advance proceeds to NSAM is dependent upon the Company and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of December 31, 2015, the Company has not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 11). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company. For the years ended December 31, 2015 and 2014, the Company did not incur any incentive fees related to the Healthcare Strategic Partnership.
N-Star CDOs
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, the Company earned $5.2 million, $5.9 million and $11.1 million in fee income, respectively, of which $2.3 million, $2.6 million and $10.4 million were eliminated in consolidation. Prior to the third quarter 2013, all amounts were eliminated in consolidation as all of the N-Star CDOs were consolidated by the Company.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the years ended December 31, 2015, 2014 and 2013, the Company earned $57.5 million, $71.6 million and $11.7 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs. Refer to Note 7 and Note 17 for additional disclosure regarding the N-Star CDOs.
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
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC (“AHI”) and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American Healthcare REIT II, Inc. (“Griffin-American”), until Griffin-American was acquired by the Company and NorthStar Healthcare.  In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and the Company assisting NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by the Company and, subject to certain conditions, other NSAM managed companies. For the year ended December 31, 2015 and from acquisition date (December 8, 2014) to December 31, 2014, the Company incurred $1.7 million and $0.2 million, respectively, of property management fees to AHI, which are recorded in real estate properties—operating expenses in the consolidated statements of operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc. (“Island”). Island is a leading, independent select service hotel management company that currently manages 160 hotel properties, representing $4.1 billion of assets, of which 110 hotel properties are owned by the Company. Island provides certain asset management, property management and other services to the Company to assist in managing the Company’s hotel properties. Island receives a base management fee of 2.5% to 3.0% of the monthly revenue of the hotel properties it manages for the Company. For the period from NSAM’s acquisition date (January 9, 2015) to December 31, 2015, the Company incurred $16.6 million of base property management and other fees to Island, which are recorded in real estate properties—operating expenses in the consolidated statements of operations.
NSAM purchase of common stock
In 2015, NSAM purchased 2.7 million shares of the Company in the open market for $49.9 million.
Recent Sales or Commitments to Sell to NSAM Sponsored Companies
Subsequent to year end, the Company sold or entered into agreements to sell certain assets to NSAM Sponsored Companies:

•
In February 2016, the Company entered into an agreement to sell substantially all of its 70% interest in PE Investment II to the existing owners of the remaining 30% interest, one the Vintage Funds which purchased approximately 80% of the interest sold and the other NorthStar Income which purchased the other approximate 20% of the interest sold. NorthStar Income paid $37.3 million for its respective interest. As part of the transaction, both buyers will assume the deferred purchase price obligation, on a pro rata basis, of the PE Investment II joint venture upon receiving consent from the PE II Seller.

•
In February 2016, the Company entered into an agreement to sell its 60% interest in the Senior Housing Portfolio to NorthStar Healthcare, which owns the remaining 40% interest, for $535 million, subject to proration and adjustment. NorthStar Healthcare will assume the Company’s portion of the $648 million of mortgage borrowing as part of the transaction. The Company expects to receive approximately $150 million of net proceeds upon completion of the sale in March 2016.

•
In February 2016, the Company sold a 49% interest in one loan with a total principal amount of $40.3 million to a third party, at par, with the remaining 51% interest sold to NorthStar Income II, also at par.

•	In February 2016, the Company sold one CRE security with a carrying value of $12.5 million to NorthStar Income II.
The board of directors of each NSAM Sponsored Company, including all of the independent directors, approved each of the respective transactions after considering, among other matters, third-party pricing support.

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
All of the adjustments made in connection with the Reorganization, the Spin-offs and the Reverse Splits were deemed to be equitable adjustments pursuant to anti-dilution provisions in accordance with the terms of the NorthStar Realty Equity Plans. As a result, there was no incremental value attributed to these adjustments and these adjustments do not impact the amount recorded for equity-based compensation expense for the years ended December 31, 2015, 2014 and 2013.
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
As of December 31, 2015, 81,377 unvested shares of restricted stock issued under the Stock Plan were outstanding and 1,568,645 shares of common stock remained available for issuance pursuant to the Stock Plan, which includes shares reserved for issuance upon settlement of outstanding LTIP Units and RSUs, after giving effect to the Reverse Split. Holders of shares of restricted stock or LTIP Units are entitled to receive dividends or distributions with respect to the Company’s shares of restricted stock and vested and unvested LTIP Units for as long as such shares and LTIP Units remain outstanding.
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
The portion of the incentive pool for the executive officers was divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit (“Annual Bonus”); (b) a deferred bonus, determined based on the same year’s performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant’s continued employment through each payment date (“Deferred Bonus”); and (c) a long-term incentive in the form of RSUs, LTIP Units and/

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or Deferred LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles and/or total stockholder return hurdles established by the Committee for a three- or four-year period, subject to the participant’s continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the “Long-Term Amount Value”). The Long-Term Amount Value, if any, other than the portion related to dividends paid, will be paid in the form of shares of common stock of the Company or LTIP Units in the Operating Partnership, to the extent available under the NorthStar Realty Equity Plans, or in cash to the extent shares of common stock of the Company or LTIP Units in the Operating Partnership are unavailable under the NorthStar Realty Equity Plans, and, pursuant to adjustments made in connection with the NSAM Spin-off and the NRE Spin-off, shares of NSAM’s common stock or LTIP Units in NSAM’s operating partnership and shares of NorthStar Europe’s common stock or LTIP Units in NorthStar Europe’s operating partnership (the “Long Term Amount Payout”). These performance-based RSUs were adjusted to refer to combined total stockholder return of the Company and NSAM with respect to periods after the NSAM Spin-off. These performance-based RSUs were again adjusted to refer to combined total stockholder return of the Company, NorthStar Europe and NSAM after the NRE Spin-off. Restricted stock or LTIP Units granted as a portion of the long-term incentive are subject to vesting based on continued employment during the performance period, but are not subject to performance-based vesting hurdles.
Under the Plan, for 2011, the Company issued 381,449 RSUs to executive officers, after giving effect to the Reverse Split, which were subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ended December 31, 2014. The grant date fair value was $4.32 per RSU, after giving effect to the Reverse Split, determined using a risk-free interest rate of 0.42%. As of December 31, 2014, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company issued 24,575 shares of common stock, net of the minimum statutory tax withholding requirements, on January 1, 2015, after giving effect to the Reverse Split and the Operating Partnership issued 334,871 LTIP Units, after giving effect to the Reverse Split. Under the Plan, for 2011, the Company also granted 381,449 LTIP Units to executive officers, after giving effect to the Reverse Split, which were subject to vesting in four annual installments ending on January 29, 2015, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 151,340 shares of restricted stock (net of forfeitures occurring through December 31, 2015), after giving effect to the Reverse Split, to certain non-executive employees, which were subject to vesting quarterly over three years beginning April 2012, subject to continued employment through the applicable vesting date.
Under the Plan, for 2012, the Company issued 352,418 RSUs to executive officers, after giving effect to the Reverse Split, which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2015. The grant date fair value was $9.86 per RSU, after giving effect to the Reverse Split, determined using a risk-free interest rate of 0.44%. As of December 31, 2015, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company issued 158,191 shares of common stock, net of the minimum statutory tax withholding requirements, on January 4, 2016. Under the Plan, for 2012, the Company also granted 352,418 LTIP Units to executive officers, after giving effect to the Reverse Split, which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 144,883 LTIP Units (net of forfeitures occurring through December 31, 2015), after giving effect to the Reverse Split, to certain non-executive employees which are subject to vesting quarterly over three years beginning April 2013, subject to continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization.
Under the Plan, for 2013, the Company issued 250,184 RSUs to executive officers, after giving effect to the Reverse Split, which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2016. The grant date fair value was $21.57 per RSU, after giving effect to the Reverse Split, determined using a risk-free interest rate of 0.63%. Under the Plan, for 2013, the Company also granted 250,184 Deferred LTIP Units to executive officers, after giving effect to the Reverse Split, which are subject to vesting in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date and 130,787 Deferred LTIP Units, after giving effect to the Reverse Split, which were subject to vesting based on continued employment through December 31, 2015. The Company also granted 137,330 Deferred LTIP Units (net of forfeitures occurring through December 31, 2015), after giving effect to the Reverse Split, to certain non-executive employees which were subject to vesting quarterly over three years beginning April 2014, subject to continued employment through the applicable vesting date. Such Deferred LTIP Units were subsequently settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NSAM Bonus Plan
In connection with the NSAM Bonus Plan, for 2014, approximately 31.65% of the long-term bonus was paid in Deferred LTIP Units and approximately 18.35% of the long-term bonus was paid by the Company by issuing RSUs. In connection with the long-term bonuses to be paid by the Company, in February 2015, the Company granted 519,115 Deferred LTIP Units to executive officers, after giving effect to the Reverse Split, of which 25% were vested upon grant and the remainder was subject to vesting in three equal annual installments beginning on December 31, 2015, subject to the executive officer’s continued employment through the applicable vesting dates. The Company also granted 292,438 RSUs to NSAM’s executive officers, after giving effect to the Reverse Split, subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2017. The grant date fair value of such RSUs was $18.64 per RSU, after giving effect to the Reverse Split, determined using a risk-free interest rate of 1.00%. After the NRE Spin-off, these performance-based RSUs were adjusted to refer to combined total stockholder return of the Company and NorthStar Europe. In the first quarter 2015, the Company also granted 341,025 Deferred LTIP Units (net of forfeitures occurring through December 31, 2015), after giving effect to the Reverse Split, to certain of NSAM’s non-executive employees, with substantially similar terms to the executive awards subject to time based vesting conditions. Such Deferred LTIP Units were settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
In connection with the NSAM Bonus Plan, for 2015, a portion of the long-term bonus was paid in restricted shares of common stock and a portion of the long-term bonus was paid by the Company by issuing RSUs. In connection with the 2015 long-term bonuses paid by the Company, in February 2016, the Company granted 1,006,006 restricted shares of common stock to NSAM’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment through the applicable vesting dates. In connection with the issuance of these shares, in February 2016, the Company retired 132,654 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, the Company granted 583,261 RSUs to NSAM’s executive officers, which are subject to vesting based on the Company’s absolute total stockholder return, CAD and continued employment over the four-year period ending December 31, 2018. Following the determination of the number of these performance-based RSUs that vest, the Company will settle the vested RSUs by issuing an equal number shares of common stock (or, if shares are not then available, paying cash in an amount equal to the value of such shares) and the NSAM executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after January 1, 2015. In February 2016, the Company also granted 517,055 shares of common stock and/or RSUs to its Chief Executive Officer and certain of the Company’s and NSAM’s non-executive employees, with substantially similar terms to the executive awards subject to time-based vesting conditions.
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
Summary
Equity-based compensation expense for the year ended December 31, 2015 represents the Company’s equity-based compensation expense following the NSAM Spin-off. Equity-based compensation expense for the year ended December 31, 2014 represents: (i) the Company’s expense for the six months ended December 31, 2014 following the NSAM Spin-off; and (ii) the Company’s equity-based compensation expense for the six months ended June 30, 2014 after an allocation to NSAM related to our historical asset management business had it been run as an independent entity. Equity-based compensation expense for the year ended December 31, 2013 is prepared on the same basis as the six months ended June 30, 2014.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents equity-based compensation expense for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Time-Based Awards			Performance-Based Awards			Total
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014		2013
NorthStar Realty(1)	$22,000	$22,332	$8,940	$5,693	$2,553	$2,844	$27,693	$24,885		$11,784
Allocation to NSAM(2)	—	6,800	3,928	—	6,945	1,249	—	13,745		5,177
Total	$22,000	$29,132	$12,868	$5,693	$9,498	$4,093	$27,693	$38,630	(3)	$16,961
___________________________________________________________

(1)
Includes equity-based compensation expense related to grants issued subsequent to the NSAM Spin-off by NorthStar Realty to employees of NorthStar Realty and NSAM in connection with NorthStar Realty’s obligation under the management agreement (refer to Note 10. Related Party Arrangements). In connection with this obligation, for the year ended December 31, 2015, NorthStar Realty recorded equity-based compensation expense of $12.9 million and $2.0 million of time-based awards and performance-based awards, respectively.

(2)	Recorded in discontinued operations. The allocation to NSAM for 2014 is for equity-based compensation expense for the six months ended June 30, 2014 and a full year for 2013.

(3)	Represents $28.0 million related to the NorthStar Realty Equity Plans and $10.6 million related to the NSAM Stock Plan.
The following table presents a summary of restricted stock and LTIP Units. The balance as of December 31, 2015 represents unvested shares of restricted stock and LTIP Units that are outstanding, whether vested or not (grants in thousands):

	Year Ended December 31, 2015
	Restricted Stock(2)	LTIP Units	Total Grants	Weighted Average Grant Price(2)
January 1, 2015	343	593	936	$37.20
Granted	7	1,289	1,296	29.71
Converted to common stock	—	(3)	(3)	24.82
Forfeited	(1)	(11)	(12)	28.26
Vesting of restricted stock	(268)	—	(268)	11.45
December 31, 2015(1)	81	1,868	1,949	$35.83
____________________________________________________________

(1)	Includes 81,377 shares of restricted stock and 1,868,251 LTIP Units as of December 31, 2015, after giving effect to the Reverse Split.

(2)	Amounts have been retrospectively adjusted to reflect the Reverse Split.
As of December 31, 2015, equity-based compensation expense to be recognized over the remaining vesting period through August 2019 is $24.7 million, provided there are no forfeitures.

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
In March 2015, the Company issued 6.0 million shares of its common stock at a public offering price of $37.30 per share, after giving effect to the Reverse Split, and received net proceeds of $217.1 million. In connection with this offering, the Company entered into a forward sale agreement with a financial institution to issue an aggregate of 28.5 million shares of its common stock, after giving effect to the Reverse Split, subject to certain conditions. As of December 31, 2015, the Company issued 28.5 million shares of common stock under this forward sale agreement, after giving effect to the Reverse Split, for net proceeds of $986.9 million.
Preferred Stock
The following table presents classes of cumulative redeemable preferred stock issued in a public offering and outstanding as of December 31, 2015 (dollars in thousands):

	Number of Shares	Amount(1)
Series A 8.75%	2,466,689	$59,453
Series B 8.25%	13,998,905	323,757
Series C 8.875%(2)	5,000,000	120,808
Series D 8.50%(2)	8,000,000	193,334
Series E 8.75%(2)	10,000,000	241,766
Total	39,465,594	$939,118
__________________________________

(1)	250 million shares have been authorized and all shares have a $0.01 par value. All preferred shares have a $25 per share liquidation preference.

(2)	The Series C, D and E shares are currently not callable.
Share Repurchase
In September 2015, the Company’s board of directors authorized the repurchase of up to $500 million of its outstanding common stock. The authorization expires in September 2016, unless otherwise extended by the Company’s board of directors. As of December 31, 2015, the Company repurchased 6.5 million shares of its common stock, after giving effect to the Reverse Split, for approximately $118.0 million, with $382.0 million remaining under the stock repurchase plan.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 3,569,962 shares of its common stock, after giving effect to the Reverse Split. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the year ended December 31, 2015, the Company issued 7,146 shares of its common stock, after giving effect to the Reverse Split, pursuant to the DRP for gross proceeds of $0.2 million.
Dividends
The following table presents dividends declared (on a per share basis) for the years ended December 31, 2015, 2014 and 2013:

Common Stock(1)			Preferred Stock
				Dividend Per Share
Declaration Date	Dividend Per Share(2)		Declaration Date	Series A	Series B	Series C	Series D	Series E
2015
February 25(2)	$0.80		January 30	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
May 5(2)	$0.80		May 5	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
August 4	$0.80		August 4	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
November 3	$0.75	(3)	October 28	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688

2014
February 26	$1.00		January 29	$0.54688	$0.51563	$0.55469	$0.53125	N/A
May 7	$1.00		May 7	$0.54688	$0.51563	$0.55469	$0.53125	N/A
August 6	$1.00		August 6	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
October 29	$0.80	(3)	October 29	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688

2013
February 13	$0.72		February 1	$0.54688	$0.51563	$0.76424	N/A	N/A
May 1	$0.76		May 1	$0.54688	$0.51563	$0.55469	$0.20660	N/A
July 31	$0.80		July 31	$0.54688	$0.51563	$0.55469	$0.53125	N/A
October 30	$0.84		October 30	$0.54688	$0.51563	$0.55469	$0.53125	N/A

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

______________________

(1)
For the year ended December 31, 2015, 99% of distributions paid were a return of capital and 1% of distributions paid were ordinary income. For the year ended December 31, 2014, approximately 17% of distributions paid were ordinary income and 83% was a return of capital. For the year ended December 31, 2013, 100% of distributions paid were a return of capital.

(2)	Adjusted for the Reverse Split effected on November 1, 2015.

(3)	Represents the first dividend subsequent to the NRE Spin-off.
Earnings Per Share
The following table presents EPS for the years ended December 31, 2015, 2014 and 2013 (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(327,497)	$(371,507)	$(137,453)
Net income (loss) attributable to LTIP Units non-controlling interest	(3,206)	(5,296)	(5,571)
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(330,703)	$(376,803)	$(143,024)
Denominator:(2)(3)
Weighted average shares of common stock	174,873	98,036	52,954
Weighted average LTIP Units(1)	1,472	959	2,291
Weighted average shares of common stock and LTIP Units(2)	176,345	98,995	55,245
Earnings (loss) per share:(3)
Basic	$(1.87)	$(3.79)	$(2.60)
Diluted	$(1.87)	$(3.79)	$(2.60)
____________________________________________________________

(1)
The EPS calculation takes into account LTIP Units, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes, shares under the forward sale agreement, restricted stock and RSUs outstanding that were not dilutive as of December 31, 2015. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)	Adjusted for the Reverse Split effected on November 1, 2015.

13.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership and the Company’s former operating partnership prior to the NSAM Spin-off. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carry value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. In connection with the formation of the Operating Partnership in March 2015, the Company recorded a non-controlling interest of $18.7 million related to LTIP Units. As of December 31, 2015, LTIP Units of 1,868,251 were outstanding, after giving effect to the Reverse Split, representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the year ended December 31, 2015 was a net loss of $3.2 million. Net income (loss) attributable to the Company’s former operating partnership non-controlling interest for the six months ended June 30, 2014 was a loss of $5.3 million. Since the Operating Partnership was not formed until March 2015, there was no allocation of net income (loss) attributable to the Operating Partnership non-controlling interest for the six months ended December 31, 2014. Net income (loss) attributable to the Operating Partnership non-controlling interest for the year ended December 31, 2013 was a net loss of $5.6 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the years ended December 31, 2015, 2014 and 2013 was a net loss of $20.8 million, $17.6 million and $0.4 million, respectively.
The following table presents net income (loss) attributable to the Company’s common stockholders for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Income (loss) from continuing operations	$(219,780)	$(327,051)	$(129,394)
Income (loss) from discontinued operations	(107,717)	(44,456)	(8,059)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(327,497)	$(371,507)	$(137,453)

14.	Fair Value
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
Financial assets and liabilities are recorded at fair value on the consolidated balance sheets and are categorized based on the inputs to the valuation techniques as follows:

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following is a description of the valuation techniques used to measure fair value of assets and liabilities accounted for at fair value on a recurring basis and the general classification of these instruments pursuant to the fair value hierarchy.
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
Real Estate Securities
N-Star CDO Bonds
The fair value of N-Star CDO bonds is determined using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on a valuation model with observable inputs such as interest rate and other unobservable inputs for assumptions related to the timing and amount of expected future cash flow, discount rate, estimated prepayments and projected losses. The fair value of subordinate N-Star CDO bonds is determined using an internal price interpolated based on third-party prices of the more senior N-Star CDO bonds of the respective CDO. All N-Star CDO bonds are classified as Level 3 of the fair value hierarchy.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3		Total
Assets:
PE Investments	$—	$—	$1,101,650		$1,101,650
Investments in unconsolidated ventures(1)	—	—	120,392		120,392
Real estate securities, available for sale:
N-Star CDO bonds	—	—	216,727		216,727
N-Star CDO equity	—	—	44,905		44,905
CMBS and other securities	—	12,318	43,247		55,565
CRE securities in N-Star CDOs
CMBS	—	261,552	64,959		326,511
Third-party CDO notes	—	—	6,685		6,685
Agency debentures	—	37,316	—		37,316
Unsecured REIT debt	—	8,976	—		8,976
Trust preferred securities	—	—	5,425		5,425
Subtotal CRE securities in N-Star CDOs	—	307,844	77,069		384,913
Subtotal real estate securities, available for sale	—	320,162	381,948		702,110
Derivative assets	—	116	—		116
Total assets	$—	$320,278	$1,603,990		$1,924,268
Liabilities:
CDO bonds payable	$—	$—	$307,601		$307,601
Junior subordinated notes	—	—	183,893		183,893
Derivative liabilities	—	7,385	95,908	(2)	103,293
Total liabilities	$—	$7,385	$587,402		$594,787
_____________________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)	Represents an interest rate swap entered into in the corporate segment in 2015 and includes a credit valuation adjustment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
PE Investments	$—	$—	$962,038	$962,038
Investments in unconsolidated ventures(1)	—	—	276,437	276,437
Real estate securities, available for sale:
N-Star CDO bonds	—	—	262,309	262,309
N-Star CDO equity	—	—	102,467	102,467
CMBS and other securities	—	17,243	34,680	51,923
CRE securities in N-Star CDOs
CMBS	—	329,815	53,052	382,867
Third-party CDO notes	—	—	23,218	23,218
Agency debentures	—	40,529	—	40,529
Unsecured REIT debt	—	9,351	—	9,351
Trust preferred securities	—	—	5,850	5,850
Subtotal CRE securities in N-Star CDOs	—	379,695	82,120	461,815
Subtotal real estate securities, available for sale	—	396,938	481,576	878,514
Derivative assets	—	3,247	—	3,247
Total assets	$—	$400,185	$1,720,051	$2,120,236
Liabilities:
CDO bonds payable	$—	$—	$390,068	$390,068
Junior subordinated notes	—	—	215,172	215,172
Derivative liabilities	—	17,915	—	17,915
Total liabilities	$—	$17,915	$605,240	$623,155
_____________________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.
The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2015 (dollars in thousands):

	Year Ended December 31, 2015
	PE Investments	Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2015	$962,038	$276,437	$481,576	$390,068	$215,172
Transfers into Level 3(2)	—	—	24,170	—	—
Transfers out of Level 3(2)	—	—	(3,052)	—	—
Purchases / borrowings / amortization / contributions	614,578	(4,053)	93,477	(25,531)	—
Sales	—	—	(77,230)	—	—
Pay downs / distributions	(639,884)	(125,285)	(124,480)	(90,070)	—
Gains:
Equity in earnings of unconsolidated ventures	198,159	19,177	—	—	—
Unrealized gains included in earnings	—	—	81,532	—	(31,279)
Realized gains included in earnings	—	—	22,418	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	1,213	—	—
Losses:
Unrealized gains (losses) included in earnings	(33,241)	(45,884)	(75,523)	29,275	—
Realized gains (losses) included in earnings	—	—	(5,886)	3,859	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(36,267)	—	—
December 31, 2015	$1,101,650	$120,392	$381,948	$307,601	$183,893
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$(33,241)	$(45,884)	$6,009	$(29,275)	$31,279
____________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2014 (dollars in thousands):

	Year Ended December 31, 2014
	PE Investments		Investments in Unconsolidated Ventures(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2014	$586,018		$192,419	$484,840	$384,183	$201,203
Transfers into Level 3(2)	—		—	17,513	—	—
Transfers out of Level 3(2)	—		—	—	—	—
Purchases / borrowings / amortization / contributions	548,961		84,206	64,104	(15,320)	—
Sales	—		—	(65,504)	—	—
Pay downs / distributions	(339,598)		(2,507)	(48,511)	(87,859)	—
Gains:
Equity in earnings of unconsolidated ventures	134,036	(4)	10,494	—	—	—
Unrealized gains included in earnings	32,621		—	44,308	—	—
Realized gains included in earnings	—		—	15,626	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—		—	61,045	—	—
Deconsolidation of N-Star CDOs(3)	—		—	873	(122,486)	—
Losses:
Unrealized gains (losses) included in earnings	—		(8,175)	(64,977)	217,608	13,969
Realized gains (losses) included in earnings	—		—	(3,152)	13,942	—
Unrealized losses on real estate securities, available for sale included in OCI	—		—	(3,519)	—	—
Deconsolidation of N-Star CDOs(3)	—		—	(21,070)	—	—
December 31, 2014	$962,038		$276,437	$481,576	$390,068	$215,172
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$32,621		$(8,175)	$(37,487)	$(217,608)	$(13,969)
____________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

(3)	Represents amounts recorded as a result of the deconsolidation of certain N-Star CDOs. Refer to Note 17 for further disclosure.

(4)	The amount for the year ended December 31, 2014 excludes a reclassification between equity in earnings and income tax expense of $16.8 million to conform with the current period presentation.
There were no transfers, other than those identified in the tables above, during the periods ended December 31, 2015 and 2014.
The Company relies on the third-party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used to determine fair value measurements related to CRE securities (including N-Star CDO bonds), junior subordinated notes and CDO bonds payable. The Company believes such pricing service or broker quotation for such items may be based on a market transaction of comparable securities, inputs including forecasted market rates, contractual terms, observable discount rates for similar securities and credit (such as credit support and delinquency rates).
For the year ended December 31, 2015, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Weighted Average
PE Investments	$1,101,650	Discounted Cash Flow Model	Discount Rate	17%
Investments in unconsolidated ventures(1)	$120,392	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	20%
N-Star CDO equity	$44,905	Discounted Cash Flow Model	Discount Rate	18%
_________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)	Includes timing and amount of expected future cash flow.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets and liabilities using such Level 3 inputs.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Non-financial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale, which are measured on a non-recurring basis, have been determined to be Level 3 within the valuation hierarchy, where applicable, based on estimated sales price, adjusted for closing costs and expenses, determined by discounted cash flow analysis, direct capitalization analyses or a sales comparison approach if no contracts had been consummated. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. This cash flow is comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rate and discount rate used in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.
Valuations were prepared using internally-developed valuation models. These valuations are reviewed and approved, during each reporting period, by management, as deemed necessary, including personnel from the accounting, finance and operations and the valuations are updated as appropriate. In addition, the Company may engage third-party valuation experts to assist with the preparation of certain of its valuations.
All other non-financial assets and liabilities measured at fair value in the financial statements on a non-recurring basis are subject to fair value measurement and disclosure. Non-financial assets and liabilities included on the consolidated balance sheets and measured on a nonrecurring basis consist of goodwill and long-lived assets, including other acquired intangibles.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of financial instruments for which the fair value option was elected as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Assets:
PE Investments	$1,101,650	$962,038
Investments in unconsolidated ventures(1)	120,392	276,437
Real estate securities, available for sale:(2)
N-Star CDO equity	44,905	102,467
CMBS and other securities	48,711	42,613
CRE securities in N-Star CDOs
CMBS	326,511	382,867
Third-party CDO notes	6,685	23,218
Agency debentures	37,316	40,529
Unsecured REIT debt	8,976	9,351
Trust preferred securities	5,425	5,850
Subtotal CRE securities in N-Star CDOs	384,913	461,815
Subtotal real estate securities, available for sale	478,529	606,895
Total assets	$1,700,571	$1,845,370
Liabilities:
CDO bonds payable	$307,601	$390,068
Junior subordinated notes	183,893	215,172
Total liabilities	$491,494	$605,240
___________________________________________________________

(1)	Includes certain CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
December 31, 2015 excludes 28 CRE securities including $216.7 million of N-Star CDO bonds and $6.9 million of CRE securities, for which the fair value option was not elected. December 31, 2014 excludes 34 CRE securities including $262.3 million of N-Star CDO bonds and $9.3 million of CRE securities, for which the fair value option was not elected.

The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.
Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Assets:
Real estate securities, available for sale(1)	$(14,810)	$(12,324)	$94,676
PE Investments(1)	(33,241)	32,621	—
Investments in unconsolidated ventures(1)	(40,437)	—	—
Foreign currency remeasurement(2)	(18,275)	(11,719)	2,300
Liabilities:
CDO bonds payable(1)	(29,275)	(217,608)	(106,622)
Junior subordinated notes(1)	31,279	(13,969)	(4,030)
Subtotal unrealized gain (loss), excluding derivatives	(104,759)	(222,999)	(13,676)
Derivatives	(87,475)	8,184	33,730
Subtotal unrealized gain (loss)	(192,234)	(214,815)	20,054
Net cash payments on derivatives (refer to Note 15)	(11,878)	(16,882)	(52,731)
Total	$(204,112)	$(231,697)	$(32,677)
____________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in Euros.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$555,354	$501,474	$594,698	$1,187,316	$1,067,667	$1,066,911
Real estate debt investments, held for sale	225,037	224,677	224,677	—	—	—
Real estate securities, available for sale(2)	1,285,643	702,110	702,110	1,532,891	878,514	878,514
Derivative assets(2)(3)	4,173,872	116	116	3,848,859	3,247	3,247
Financial liabilities:(1)
Mortgage and other notes payable	$7,297,081	$7,164,576	$7,175,374	$8,453,625	$8,327,509	$8,331,170
Credit facilities	662,053	652,704	652,704	732,780	718,759	718,759
CDO bonds payable(2)(4)	436,491	307,601	307,601	560,959	390,068	390,068
Securitization bonds payable	—	—	—	41,831	41,746	41,929
Exchangeable senior notes	31,360	29,038	50,121	45,588	41,008	82,443
Junior subordinated notes(2)(4)	280,117	183,893	183,893	280,117	215,172	215,172
Derivative liabilities(2)(3)	2,225,750	103,293	103,293	318,726	17,915	17,915
Borrowings of properties held for sale	2,214,305	2,195,975	2,200,686	N/A	N/A	N/A
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to “Determination of Fair Value” above for disclosures of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of December 31, 2015 and 2014.

(4)	The fair value option has been elected for these liabilities.
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
Real Estate Debt Investments
For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. For any CRE debt investments that are deemed impaired, carrying value approximates fair value. The fair value of CRE debt investments held for sale is determined based on the expected sales price. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
Mortgage and Other Notes Payable
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period or market credit spreads over the rate payable on fixed rate U.S. Treasury of like maturities. These fair value measurements are based on observable inputs, and as such, are classified as Level 3 of the fair value hierarchy. For the borrowings of properties held for sale, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs, and as such, are classified as Level 3 of the fair value hierarchy.

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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of December 31, 2015 and 2014 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR / Forward Rate	Range of Maturity
As of December 31, 2015:
Interest rate caps	14	$4,173,872	$116		2.50% - 5.00%	January 2016 - December 2017
Interest rate swaps - N-Star CDOs	9	222,510	(7,321)	(2)	5.02% - 5.25%	January 2017 - July 2018
Interest rate swaps - other	2	2,003,240	(95,972)		3.39% - 4.17%	July 2023 - December 2029
Total	25	$6,399,622	$(103,177)

As of December 31, 2014:
Interest rate caps	21	$3,808,234	$2,131		2.50% - 5.00%	January 2015 - December 2017
Interest rate swaps - N-Star CDOs	10	235,929	(17,707)	(2)	5.00% - 5.25%	June 2015 - July 2018
Interest rate swaps - other	2	82,797	(208)		0.62% - 5.00%	January 2016 - July 2023
Total	33	$4,126,960	$(15,784)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of December 31, 2015 and 2014.

(2)
Interest rate swaps in consolidated N-Star CDOs are liabilities and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, a credit valuation adjustment was not recorded.

The change in number and notional amount of derivative instruments from December 31, 2014 relates to derivatives entered into at the corporate level and in connection with new acquisitions, offset by contractual notional amortization and the maturity of a corporate interest rate cap and floor. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of December 31, 2015 and 2014.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of December 31, 2015 and 2014 (dollars in thousands):

	Balance Sheet	December 31,
	Location	2015	2014
Interest rate caps	Derivative assets	$116	$2,131
Interest rate swaps/foreign currency forwards	Derivative liabilities	$103,293	$17,915
The following table presents the effect of derivative instruments in the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

		Years Ended December 31,
	Statements of Operations Location	2015	2014	2013
Amount of gain (loss) recognized in earnings (loss):
Adjustment to fair value of interest rate swaps and caps	Unrealized gain (loss) on investments and other	$(87,475)	$8,184	$33,730
Net cash payment on derivatives	Unrealized gain (loss) on investments and other	$(11,878)	$(16,882)	$(52,731)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense—mortgage and corporate borrowings	$(934)	$(915)	$(4,885)
Reclassification of swap gain (loss) into gain (loss) from deconsolidation of N-Star CDOs (refer to Note 17)	Gain (loss) from deconsolidation of N-Star CDOs	$—	$—	$(15,246)

NorthStar Europe
Amount of gain (loss) recognized in earnings (loss):
Adjustment to fair value of interest rate swaps and caps	Income (loss) from discontinued operations	$(8,659)	$—	$—
Adjustments to fair value of foreign currency forwards	Income (loss) from discontinued operations	$(1,933)	$—	$—
Net cash payment on derivatives	Income (loss) from discontinued operations	$(214)	$—	$—
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of December 31, 2015 and 2014. However, subsequent to year end, the Company posted $74.0 million of collateral related to an interest rate swap.
Risk Management
Concentrations of credit risk arise when a number of tenants, operators or issuers related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions.  The Company monitors its portfolios to identify potential concentrations of credit risks.  With respect to the Company’s hotel portfolio, for the year ended December 31, 2015, Island and Marriott Hotel Services, Inc. accounted for 72.5% and 27.5%, respectively, of the Company’s hotel related income and 27.8% and 10.6%, respectively, of the Company’s total revenue.  In addition, with respect to the Company’s healthcare portfolio, for the year ended December 31, 2015, Senior Lifestyle Holding Company, LLC was the healthcare operator as it related to 73.2% of the Company’s resident fee income and 9.7% of the Company’s total revenue.  Otherwise, the Company has no other tenant or operator that generates 10% or more of its total revenue.  The Company believes the remainder of its portfolios are reasonably well diversified and do not contain any unusual concentrations of credit risks.

16.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the current legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
Guaranty Agreements
In connection with certain hotel acquisitions, the Company entered into guaranty agreements with various hotel franchisors, pursuant to which the Company guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the term of the agreements, which expires from 2029 to 2034. As of December 31, 2015, the aggregate amount remaining under these guarantees is $5.5 million.
In connection with the NRE Spin-off, the NRE Senior Notes are senior unsubordinated and unsecured primary obligations of NorthStar Europe and the Company continues to guarantee payments subsequent to the NRE Spin-off.
Other
Effective January 1, 2005, the Company adopted the NorthStar Realty Limited Partnership 401(k) Retirement Plan (the “401(k) Plan”) for its employees.  Eligible employees under the 401(k) Plan may begin participation on the first day of the month after they have completed 30 days of employment.  The Company’s matching contribution is calculated as 100% of the first 3% and 50% of the next 2% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of the amount established by the Internal Revenue Service).  The Company’s aggregate matching contribution for the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $1.0 million and $0.8 million, respectively. The decrease from prior years is due to most of the Company’s existing employees at the time of the NSAM Spin-off becoming employees of NSAM.
Obligations Under Ground Leases
The following table presents minimum future rental payments under the Company’s contractual ground lease obligations for certain building leaseholds as of December 31, 2015 (dollars in thousands):

Years Ending December 31:	Total(1)
2016	$4,984
2017	5,034
2018	5,149
2019	5,086
2020	5,139
Thereafter	122,690
Total minimum lease payments	$148,082
__________________

(1)	Represents 55 ground leases of which 20 leases ground rent are paid directly by the tenants/operators.

17.	Variable Interest Entities
As of December 31, 2015, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated VIEs
N-Star CDOs
As of December 31, 2015, the Company serves as collateral manager and/or special servicer for N-Star CDOs I and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs, and therefore, continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of these consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the years ended December 31, 2015, 2014 and 2013.
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
Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of December 31, 2015. These unconsolidated VIEs are summarized as follows:
Real Estate Debt Investments
The Company identified three CRE debt investments with an aggregate carrying value of $60.4 million as variable interests in a VIE. The Company determined that it is not the primary beneficiary of such VIEs, and as such, the VIEs are not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified two CRE securities, other than investments in N-Star CDOs, with an aggregate fair value of $46.1 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization it did not sponsor. For one of these securitizations, an affiliate of NSAM was appointed as special servicer. The special servicing business for certain securitizations was transferred to NSAM in connection with the NSAM Spin-off. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NorthStar Realty Finance Trusts
The Company owns all of the common stock of the Trusts. The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of December 31, 2015, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in unconsolidated ventures on the consolidated balance sheets.
PE Investments
In May 2015, in connection with the Company’s investment in PE Investment XIII, the Company determined that two of the underlying funds are VIEs. The Company determined that the funds are a VIE as there is insufficient equity at risk in each limited partnership and the general partner in each fund has the power to direct the activities that most significantly impact the funds’ economic performance as the general partner performs such activities. As of December 31, 2015, the Company’s investment in both funds is $32.2 million. As of December 31, 2015, the amount of expected future contributions to both funds is $2.5 million.
Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of December 31, 2015 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	PE Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$60,443	$—	$—	$60,443	$60,443
Investments in unconsolidated ventures	3,742	—	—	—	3,742	3,742
Investments in private equity funds, at fair value	—	—	—	32,249	32,249	32,249
Real estate securities, available for sale:
N-Star CDO bonds	—	—	216,727	—	216,727	216,727
N-Star CDO equity	—	—	44,905	—	44,905	44,905
CMBS	—	—	46,074	—	46,074	46,074
Subtotal real estate securities, available for sale	—	—	307,706	—	307,706	307,706
Total assets	3,742	60,443	307,706	32,249	404,140	404,140
Junior subordinated notes, at fair value	183,893	—	—	—	183,893	NA
Total liabilities	183,893	—	—	—	183,893	NA
Net	$(180,151)	$60,443	$307,706	$32,249	$220,247	$404,140
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of December 31, 2015 would not exceed the carrying value of its investment.
The Company is not contractually required to provide financial support to any of its unconsolidated VIEs during the years ended December 31, 2015, 2014 and 2013 however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer of the deconsolidated N-Star CDOs, may in its sole discretion provide support such as protective and other advances it deems appropriate. As of December 31, 2015, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Quarterly Financial Information (Unaudited)
The following tables presents selected quarterly information, which reflects prior period reclassifications related to discontinued operations, for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Property and other revenues	$474,355	$486,776	$455,728	$400,577
Net interest income on debt and securities	38,511	59,105	57,529	63,660
Expenses	594,327	570,040	545,566	500,068
Equity in earnings (losses) of unconsolidated ventures	47,339	60,359	57,736	53,643
Income (loss) from continuing operations	(65,778)	(91,947)	211	(1,199)
Income (loss) from discontinued operations	5,756	(16,760)	(84,464)	(13,086)
Net income (loss)	(60,022)	(108,616)	(84,342)	(14,287)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(72,282)	(126,111)	(97,502)	(31,602)
Earnings (loss) per share:(1)(2)
Basic	$(0.39)	$(0.69)	$(0.56)	$(0.20)	(2)
Diluted	$(0.39)	$(0.69)	$(0.56)	$(0.20)	(2)
__________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

(2)	Adjusted for the Reverse Split effected on November 1, 2015.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014
Property and other revenues	$295,085	$194,149	$119,357	$70,909
Net interest income on debt and securities	72,046	77,936	72,761	75,396
Expenses	463,494	296,515	191,711	110,567
Equity in earnings (losses) of unconsolidated ventures	55,423	41,694	33,958	33,978
Income (loss) from continuing operations	(81,991)	(17,511)	(59,916)	(116,967)
Income (loss) from discontinued operations	(28,890)	(9,100)	(572)	(6,139)
Net income (loss)	(110,881)	(26,609)	(60,488)	(123,108)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(116,453)	(46,527)	(73,566)	(134,961)
Earnings (loss) per share:(1)(2)
Basic	$(0.93)	$(0.46)	$(0.84)	$(1.68)
Diluted	$(0.93)	$(0.46)	$(0.84)	$(1.68)
_________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

(2)	Adjusted for the Reverse Split effected on November 1, 2015.

19.	Segment Reporting
The Company currently conducts its business through the following five segments (excluding the asset management business and the European real estate business which the Company spun off on June 30, 2014 and October 31, 2015, respectively, which are no longer separate operating segments), based on how management reviews and manages its business:

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

•
Healthcare - The healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The majority of the healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. In addition, the Company owns senior operating facilities which include independent living facilities and healthcare properties that operate through management agreements with independent third-party operators, predominantly through RIDEA structures that permit the Company, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses. In February 2016, the Company entered into an agreement to sell its 60% interest in a $899 million Senior Housing Portfolio for $535 million, subject to proration and adjustment. The Company expects the buyer to assume its portion of the $648 million of related mortgage financing. The Company expects to receive $150 million of net proceeds upon completion of the sale in March 2016. Such asset and related liability is classified as held for sale on the Company’s consolidated balance sheet.

•
Hotel - The hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.

•
Manufactured Housing - The manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents. Currently, the Company is exploring the sale of its manufactured housing portfolio and such assets and related liabilities are classified as held for sale on the Company’s consolidated balance sheet.

•	Net Lease - The net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants.

•
Multifamily - The multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. Currently, the Company is exploring the sale of its multifamily portfolio and in February 2016, the Company entered in and is finalizing agreements to sell up to ten multifamily properties for $311 million with $210 million of related mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $91 million of net proceeds and continue to explore the sale of the remaining two properties. Such assets and related liabilities are classified as held for sale on the Company’s consolidated balance sheet.

•	Multi-tenant Office - The Company pursues the acquisition of multi-tenant office properties currently focused on the western United States.

•
PE Investments - The real estate business also includes investments (directly or indirectly in joint ventures) owning PE Investments managed by institutional quality sponsors and diversified by property type and geography. In February 2016, the Company entered into an agreement to sell substantially all of its interest in PE Investment II for $184.1 million of proceeds and is exploring the sale of its remaining PE Investments.

•
Commercial Real Estate Debt - The CRE debt business is focused on originating, acquiring and asset managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. The Company may from time to time take title to collateral in connection with a CRE debt investment as REO which would be included in the CRE debt business. In February 2016, the Company sold or committed to sell seven loans with a total principal amount of $225.0 million at par, with $46.9 million of proceeds used to pay down the Company’s loan facility, resulting in $178.2 million of net proceeds.

•
Commercial Real Estate Securities - The CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities, mostly CMBS meaning each asset is a pool backed by a large number of commercial real estate loans. The Company also invests in opportunistic CRE securities such as an investment in a “B-piece” CMBS. In February 2016, the Company sold certain CRE securities for $53.9 million of net proceeds.

•
N-Star CDOs - The Company historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company’s remaining consolidated CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets pay down or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, this distinct business is a significantly smaller portion of its business today than

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the past. As of December 31, 2015, only N-Star securities CDOs I and IX continue to be consolidated. Refer to Note 17 for further disclosure regarding deconsolidated N-Star CDOs. The Company continues to receive collateral management fees related to administrative responsibilities for deconsolidated N-Star CDO financing transactions, which are recorded in other revenue and included in the N-Star CDOs segment.

•	Corporate - The corporate segment includes NSAM management fees incurred, corporate level interest income and interest expense and general and administrative expenses.
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
Prior to the NRE Spin-off, the Company generated rental and escalation income from its European properties. The European real estate segment represents the consolidated results of operations and balance sheet of such European real estate business which was transferred to NRE in connection with the NRE Spin-off. Amounts related to the European real estate business are reported in discontinued operations.
The following tables present segment reporting for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Statement of Operations:					N-Star CDOs(2)
Year Ended December 31, 2015	Real Estate(1)		CRE Debt	CRE Securities	CRE Securities	Corporate		European Real Estate(3)		Consolidated Total
Rental and escalation income	$732,123		$—	$—	$302	$—		$—		$732,425
Hotel related income	784,151		—	—	—	—		—		784,151
Resident fee income	271,394		—	—	—	—		—		271,394
Net interest income on debt and securities	10,546	(4)	88,893	62,235	44,393	12,738	(5)	—		218,805
Interest expense—mortgage and corporate borrowings	433,023		—	—	—	53,385		—		486,408
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(163,974)	(6)	86,476	85,618	(15,612)	(355,973)	(7)	—		(363,465)
Equity in earnings (losses) of unconsolidated ventures	218,766		—	—	—	311		—		219,077
Income tax benefit (expense)	(13,776)		(555)	6	—	—		—		(14,325)
Income (loss) from continuing operations	41,016		85,921	85,624	(15,612)	(355,662)		—		(158,713)
Income (loss) from discontinued operations	(11)		—	—	—	—		(108,543)	(8)	(108,554)
Net income (loss)	41,005		85,921	85,624	(15,612)	(355,662)		(108,543)	(8)	(267,267)
Balance Sheet:
December 31, 2015:
Investments in private equity funds, at fair value	1,101,650		—	—	—	—		—		1,101,650
Investments in unconsolidated ventures	129,457		8,526	—	—	17,754		—		155,737
Total Assets	13,871,796		66,527	913,402	422,953	128,367		—		15,403,045
___________________________________

(1)	Includes $37.6 million of rental and escalation income and $2.3 million of net income from a portfolio of healthcare assets located in the United Kingdom.

(2)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $5.2 million of collateral management fees were earned from CDO financing transactions for the year ended December 31, 2015, of which $2.3 million was eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(3)	Represents the consolidated statements of operations of NRE reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 9).

(4)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Griffin-American portfolio.

(5)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(6)	Primarily relates to depreciation and amortization of $454.8 million.

(7)	Includes management fees to NSAM of $198.7 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Primarily relates to transaction costs of $109.5 million and depreciation and amortization of $42.4 million.

Statement of Operations:					N-Star CDOs(1)
Year Ended December 31, 2014	Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		Asset Management(2)	European Real Estate(3)		Consolidated Total
Rental and escalation income	$348,666		$—	$—	$1,285	$—		$—	$—		$349,951
Hotel related income	237,039		—	—	—	—		—	—		237,039
Resident fee income	77,516		—	—	—	—		—	—		77,516
Net interest income on debt and securities	5,951	(4)	145,159	82,246	63,216	1,567	(5)	—	—		298,139
Interest expense—mortgage and corporate borrowings	183,042		—	—	—	48,852		—	—		231,894
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(170,495)	(6)	139,581	101,691	(185,730)	(309,879)		—	—		(424,832)
Equity in earnings (losses) of unconsolidated ventures	162,126		2,644	—	—	283		—	—		165,053
Income tax benefit (expense)	(15,904)		(70)	(205)	(352)	(75)		—	—		(16,606)
Income (loss) from continuing operations	(24,273)		142,155	101,486	(186,082)	(309,671)		—	—		(276,385)
Income (loss) from discontinued operations	(925)		—	—	—	—		(7,203)	(36,573)	(7)	(44,701)
Net income (loss)	(25,198)		142,155	101,486	(186,082)	(309,671)		(7,203)	(36,573)	(7)	(321,086)
Balance Sheet:
December 31, 2014:
Investments in private equity funds, at fair value	$962,038		$—	$—	$—	$—		$—	$—		$962,038
Investments in unconsolidated ventures	184,026		8,526	—	—	15,225		—	—		207,777
Total Assets	12,771,368		1,158,947	417,884	506,616	163,264		—	160,633		15,178,712
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $5.9 million of collateral management fees were earned from CDO financing transactions for the year ended December 31, 2014, of which $2.6 million was eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Represents the consolidated statements of operations of NSAM reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 9).

(3)	Represents the consolidated statements of operations of NRE reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 9).

(4)	Primarily represents interest income earned from notes receivable on manufactured homes.

(5)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(6)	Includes depreciation and amortization of $182.1 million.

(7)	Primarily relates to transaction costs of $27.5 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statement of Operations:					N-Star CDOs(1)
Year Ended December 31, 2013	Real Estate		CRE Debt	CRE Securities	CRE Debt	CRE Securities	Corporate		Asset Management(2)	Consolidated Total
Rental and escalation income	$202,765		$260	$—	$30,947	$1,152	$—		$—	$235,124
Net interest income on debt and securities	833	(2)	48,594	38,160	50,669	84,600	43,501	(4)	—	266,357
Interest expense—mortgage and corporate borrowings	76,388		—	—	9,876	—	54,763		—	141,027
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(5,186)	(5)	50,632	85,236	(312,148)	96,380	(78,540)		—	(163,626)
Equity in earnings (losses) of unconsolidated ventures	88,949		3,594	—	(817)	—	—		—	91,726
Income tax benefit (expense)	(7,249)		—	—	—	—	—		—	(7,249)
Income (loss) from continuing operations	76,514		54,226	85,236	(312,965)	96,380	(78,540)		—	(79,149)
Income (loss) from discontinued operations	(8,356)		—	—	—	—	—		(405)	(8,761)
Net income (loss)	68,158		54,226	85,236	(312,965)	96,380	(78,540)		(405)	(87,910)
Balance Sheet:
December 31, 2013:
Investments in private equity funds, at fair value	$586,018		$—	$—	$—	$—	$—		$—	$586,018
Investments in unconsolidated ventures	113,735		14,222	—	—	—	14,383		—	142,340
Total Assets	3,343,402		1,211,079	413,184	—	733,528	627,148		31,709	6,360,050
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $11.1 million of collateral management fees were earned from CDO financing transactions for the year ended December 31, 2013, of which $10.4 million was eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(2)	Represents the consolidated statements of operations of NSAM reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 9).

(3)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Griffin-American portfolio.

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(5)	Includes depreciation and amortization of $75.8 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Reclassification of operating real estate, net to asset held for sale	$2,627,551	$22,323	$30,063
Reclassification of mortgage note payable to liabilities held for sale	2,195,975	—	28,962
Net assets distributed in spin-off of European real estate business (refer to Note 9)	539,491	—	—
Assumption of mortgage notes payable upon acquisition of operating real estate	273,023	870,871	—
Reclassification of operating real estate to intangible assets	247,602	160,511	25,497
Reclassification of CRE debt investment to held for sale	224,677	15,223	—
Reclassification of other assets to asset held for sale	57,323	—	—
Reclassification of CRE debt investment and secured borrowing (refer to Note 10)	54,056	—	—
Acquired assets and liabilities in connection with European real estate acquisitions	49,942	—	—
Reclassification of intangible assets to asset held for sale	49,530	—	—
Reclassification of deferred financing costs to mortgage notes and other payables	49,050	—	—
Deferred purchase price for PE Investment XIV (refer to Note 5)	47,808	—	—
Escrow deposit payable related to CRE debt investments	47,303	34,521	57,226
Reclassification of other liabilities to intangible liabilities	37,836	—	—
Reduction of assets and liabilities held for sale via taking title	28,962	—	—
Reclassification of other assets to operating real estate	25,577	—	—
Conversion of Deferred LTIP Units to LTIP Units (refer to Note 13)	18,730	—	—
Reclassification of escrow deposit payable to other liabilities	17,377	—	—
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 13)	14,548	—	—
Conversion of exchangeable senior notes	13,590	320,304	74,778
Reclassification of deferred financing costs to credit facilities	9,525	—	—
Dividends payable related to RSUs	3,548	—	2,128
Retirement of shares of common stock	2,001	—	—
Contribution from non-controlling interest	1,461	75,428	—
Reclassification of deferred financing costs to exchangeable senior notes	384	—	—
Non-cash related to PE Investments	218	15,581	17,473
Issuance of common stock in connection with the merger of Griffin-American	—	1,075,930	—
Acquired assets in connection with the merger of Griffin-American	—	503,784	—
Exchangeable senior notes exchanged for Senior Notes (refer to Note 8)	—	296,382	—
Acquired liabilities in connection with the merger of Griffin-American	—	229,015	—
Reclassification of operating real estate to other assets	—	67,655	89,219
CRE debt investment payoff due from servicer	—	64,092	—
Net assets distributed in spin-off of asset management business (refer to Note 9)	—	39,709	—
Conversion of Old LTIP Units (refer to Note 11)	—	18,611	10,129
Common stock related to transactions	—	6,801	17,712
Real estate acquisition(1)	—	—	135,361
Reduction of CRE debt investments(1)	—	—	135,361
Assignment of mortgage note payable via sale	—	—	7,813
Increase in restricted cash(1)	—	—	2,730
Deferred purchase price for PE Investment III (refer to Note 5)	—	—	39,759
Reclassification of real estate debt investment to other assets	—	—	8,952
Equity component of exchangeable senior notes	—	—	45,740
___________________________________________________________

(1)	Non-cash activity occurred in connection with taking title to collateral.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Paid for Interest and Income Taxes
For the years ended December 31, 2015, 2014, and 2013, cash paid for interest on outstanding borrowings was $429.0 million, $223.0 million and $158.9 million, respectively. The difference between interest expense on the consolidated statements of operations and cash paid for interest is primarily due to reclassification of losses related to derivative instruments from OCI into earnings and non-cash interest expense recorded on amortization of deferred financing costs related to borrowings. For the years ended December 31, 2015 and 2014, cash paid for income taxes was $26.5 million and $3.4 million, respectively. There was an immaterial amount of cash paid for income taxes for the year ended December 31, 2013.

21.	Subsequent Events
Dividends
On February 25, 2016, the Company declared a dividend of $0.40 per share of common stock, after giving effect to the Reverse Split. The common stock dividend will be paid on March 11, 2016 to stockholders of record as of the close of business on March 7, 2016. On January 28, 2016, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends were paid on all series of preferred stock on February 16, 2016 to stockholders of record as of the close of business on February 8, 2016.
Strategic Initiatives
On February 25, 2016, the Company announced that its board of directors formed a special committee and the special committee retained UBS Investment Bank as its financial advisor to explore a potential recombination transaction with NSAM. The special committee will be comprised solely of independent directors that are not on the board of directors of NSAM, including the new independent director appointed to the board of directors effective March 1, 2016. There can be no assurance that the exploration of corporate strategic initiatives will result in the identification or consummation of any strategic transaction or initiative.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in Thousands)

	Beginning Balance	Charged to Costs and Expenses		Other Charges	Deductions	Ending Balance
For the Year Ended December 31, 2015
Loan loss reserves	$5,599	2,240	(1)(2)	—	—	$7,839
Allowance for doubtful accounts	2,020	6,678		—	(4,380)	4,318
Allowance for unbilled rent receivable	4,037	—		—	(3,921)	116
	$11,656	$8,918		$—	$(8,301)	$12,273
For the Year Ended December 31, 2014
Loan loss reserves	$2,880	$2,719	(1)	$—	$—	$5,599
Allowance for doubtful accounts	1,151	3,220		—	(2,351)	2,020
Allowance for unbilled rent receivable	307	7,638		—	(3,908)	4,037
	$4,338	$13,577		$—	$(6,259)	$11,656
For the Year Ended December 31, 2013
Loan loss reserves	$156,699	$(8,786)		$—	$(145,033)	$2,880
Allowance for doubtful accounts	1,526	784		—	(1,159)	1,151
Allowance for unbilled rent receivable	—	354		—	(47)	307
	$158,225	$(7,648)		$—	$(146,239)	$4,338
____________________________________________________________

(1)
Excludes $0.8 million of provision for loan losses relating to manufactured housing notes receivables recorded in assets of properties held for sale for the year ended December 31, 2015 and $1.0 million recorded in other assets for the year ended December 31, 2014, respectively.

(2)	Includes $1.2 million of provision for loan losses relating to loans held for sale for the year ended December 31, 2015.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Healthcare
Medical Office Building
Abilene, TX	$11,430	$986	$18,279	$57	$986	$18,336	$19,322	$635	$18,687	Dec-14	39 years
Alice, TX (3)	6,199	—	6,847	21	—	6,868	6,868	324	6,544	Dec-14	39 years
Amarillo, TX	17,435	2,867	10,462	34	2,867	10,496	13,363	474	12,889	Dec-14	39 years
Austell, GA	7,362	2,464	10,346	53	2,464	10,399	12,863	435	12,428	Dec-14	39 years
Avon, IN	5,231	704	7,123	67	704	7,190	7,894	185	7,709	Dec-14	39 years
Batavia, OH (3)	9,589	—	19,664	61	—	19,725	19,725	763	18,962	Dec-14	39 years
Beachwood, OH	12,108	2,384	23,035	549	2,384	23,584	25,968	1,047	24,921	Dec-14	39 years
Benton, AR (3)	9,378	—	20,150	251	—	20,401	20,401	712	19,689	Dec-14	39 years
Bessemer, AL (3)	25,208	—	49,025	169	—	49,194	49,194	1,736	47,458	Dec-14	39 years
Bloomington, IN	5,812	634	8,310	258	634	8,568	9,202	377	8,825	Dec-14	39 years
Boynton Beach, FL (3)	—	—	10,326	288	—	10,614	10,614	402	10,212	Dec-14	39 years
Bradenton, FL (3)	12,723	—	16,855	2,391	—	19,246	19,246	636	18,610	Dec-14	39 years
Brentwood, CA	16,292	2,273	20,262	63	2,273	20,325	22,598	807	21,791	Dec-14	39 years
Brownsburg, IN	17,629	1,358	15,981	73	1,358	16,054	17,412	573	16,839	Dec-14	39 years
Bryant, AR	5,570	573	8,977	28	573	9,005	9,578	311	9,267	Dec-14	39 years
Carlsbad, NM (3)	6,800	—	7,156	22	—	7,178	7,178	328	6,850	Dec-14	39 years
Carmel, IN	22,472	1,106	42,707	275	1,106	42,982	44,088	1,473	42,615	Dec-14	39 years
Carson City, NV	19,179	1,277	26,454	118	1,277	26,572	27,849	1,085	26,764	Dec-14	39 years
Champaign, IL	4,688	1,106	7,203	22	1,106	7,225	8,331	362	7,969	Dec-14	39 years
Chillicothe, OH	—	955	24,895	78	955	24,973	25,928	1,070	24,858	Dec-14	39 years
Chula Vista, CA	22,543	5,179	27,263	971	5,179	28,234	33,413	1,011	32,402	Dec-14	39 years
Cleveland, OH	6,635	1,740	13,336	218	1,740	13,554	15,294	516	14,778	Dec-14	39 years
Columbia, SC	3,874	744	10,679	160	744	10,839	11,583	407	11,176	Dec-14	39 years
Decatur, GA	14,231	2,963	21,538	110	2,963	21,648	24,611	970	23,641	Dec-14/Jan-15	39 years
Des Plaines, IL	9,880	1,840	9,039	136	1,840	9,175	11,015	405	10,610	Dec-14	39 years
DeSoto, TX	9,414	976	9,216	29	976	9,245	10,221	406	9,815	Dec-14	39 years
East Arlington, TX	3,102	3,619	901	63	3,619	964	4,583	196	4,387	May-07	40 years
El Paso, TX (3)	9,996	—	18,462	69	—	18,531	18,531	748	17,783	Dec-14	39 years
Ennis, TX	7,265	573	7,850	25	573	7,875	8,448	258	8,190	Dec-14	39 years
Escanaba, MI (3)	13,437	—	12,462	39	—	12,501	12,501	437	12,064	Dec-14	39 years
Evansville, IN (3)	34,515	—	34,450	108	—	34,558	34,558	1,358	33,200	Dec-14	39 years
Frisco, TX	16,902	2,645	11,225	40	2,645	11,265	13,910	472	13,438	Dec-14	39 years
Greeley, CO	36,636	8,005	40,791	290	8,005	41,081	49,086	1,782	47,304	Dec-14	39 years
Hendersonville, TN	7,846	1,488	9,000	28	1,488	9,028	10,516	434	10,082	Dec-14	39 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Highlands Ranch, CO	$8,495	$2,062	$4,890	$484	$2,062	$5,374	$7,436	$253	$7,183	Dec-14	39 years
Hilo, HI	8,814	443	9,115	28	443	9,143	9,586	379	9,207	Dec-14	39 years
Hinsdale, IL	37,001	4,948	29,775	1,760	4,948	31,535	36,483	1,323	35,160	Dec-14	39 years
Hobbs, NM (3)	4,262	—	3,924	12	—	3,936	3,936	186	3,750	Dec-14	39 years
Hope, AR (3)	533	—	2,038	6	—	2,044	2,044	107	1,937	Dec-14	39 years
Houston, TX (3)	4,097	—	5,647	77	—	5,724	5,724	312	5,412	Dec-14	39 years
Humble, TX	11,594	332	14,996	47	332	15,043	15,375	496	14,879	Dec-14	39 years
Huntsville, AL (3)	8,718	—	13,126	78	—	13,204	13,204	572	12,632	Dec-14	39 years
Indianapolis, IN	82,160	9,334	112,857	1,641	9,334	114,498	123,832	4,674	119,158	Dec-14	39 years
Jasper, GA	14,505	2,565	14,652	70	2,565	14,722	17,287	671	16,616	Dec-14	39 years
Jersey City, NJ (3)	31,771	—	39,450	137	—	39,587	39,587	1,417	38,170	Dec-14	39 years
Johns Creek, GA	19,469	4,526	24,739	381	4,526	25,120	29,646	1,044	28,602	Dec-14	39 years
Killeen, TX	1,744	292	1,918	6	292	1,924	2,216	77	2,139	Dec-14	39 years
Knoxville, TN	58,785	3,942	75,172	235	3,942	75,407	79,349	2,583	76,766	Dec-14	39 years
Lacombe, LA	11,381	965	17,654	55	965	17,709	18,674	675	17,999	Dec-14	39 years
Lafayette, IN	36,129	3,198	43,616	143	3,198	43,759	46,957	1,703	45,254	Dec-14	39 years
Lake Charles, LA (3)	3,429	—	2,969	9	—	2,978	2,978	160	2,818	Dec-14	39 years
Las Vegas, NM (3)	4,843	—	3,534	11	—	3,545	3,545	168	3,377	Dec-14	39 years
Lawton, OK (3)	11,944	—	11,536	36	—	11,572	11,572	483	11,089	Dec-14	39 years
Lemont, IL	6,683	553	9,013	141	553	9,154	9,707	367	9,340	Dec-14	39 years
Livingston, TX (3)	6,296	—	6,139	19	—	6,158	6,158	259	5,899	Dec-14	39 years
Lufkin, TX (3)	3,962	—	3,603	11	—	3,614	3,614	185	3,429	Dec-14	39 years
Marrietta, GA	13,561	2,062	14,615	73	2,062	14,688	16,750	583	16,167	Dec-14	39 years
Memphis, TN	5,134	412	8,570	42	412	8,612	9,024	369	8,655	Dec-14	39 years
Middletown, NY	119,033	4,998	114,970	359	4,998	115,329	120,327	3,687	116,640	Dec-14	39 years
Muncie, IN	8,136	1,116	8,564	74	1,116	8,638	9,754	405	9,349	Dec-14	39 years
Munster, IN	28,126	2,967	38,565	209	2,967	38,774	41,741	1,274	40,467	Dec-14	39 years
Naperville, IL	9,938	724	8,882	32	724	8,914	9,638	360	9,278	Dec-14	39 years
New Port Richey, FL	3,681	1,126	6,805	21	1,126	6,826	7,952	292	7,660	Dec-14	39 years
Noblesville, IN	15,315	2,011	18,383	387	2,011	18,770	20,781	840	19,941	Dec-14	39 years
Novi, MI	11,623	2,011	16,418	91	2,011	16,509	18,520	684	17,836	Dec-14	39 years
Okatie, SC (3)	6,563	—	9,848	50	—	9,898	9,898	396	9,502	Dec-14	39 years
Pocatello, ID (3)	24,215	—	27,207	90	—	27,297	27,297	936	26,361	Dec-14	39 years
Raleigh, NC (3)	23,317	—	29,549	604	—	30,153	30,153	863	29,290	Dec-14	39 years
Rockhill, NY	35,049	3,007	33,526	105	3,007	33,631	36,638	977	35,661	Dec-14	39 years
Rockwall, TX	30,681	3,238	28,182	169	3,238	28,351	31,589	1,260	30,329	Dec-14	39 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Rowlett, TX	$3,487	$563	$3,753	$12	$563	$3,765	$4,328	$184	$4,144	Dec-14	39 years
Ruston, LA	20,583	1,277	24,565	77	1,277	24,642	25,919	1,022	24,897	Dec-14	39 years
San Angelo, TX (3)	8,282	—	12,350	55	—	12,405	12,405	576	11,829	Dec-14	39 years
San Antonio, TX	37,993	1,850	68,017	525	1,850	68,542	70,392	2,419	67,973	Dec-14	39 years
Santa Rosa, CA	19,082	5,149	21,284	91	5,149	21,375	26,524	1,045	25,479	Dec-14	39 years
Sarasota, FL	8,718	795	15,009	108	795	15,117	15,912	577	15,335	Dec-14	39 years
Sartell, MN	7,362	1,106	8,954	32	1,106	8,986	10,092	410	9,682	Dec-14	39 years
Schertz, TX	4,049	483	4,396	40	483	4,436	4,919	176	4,743	Dec-14	39 years
Shelbyville, TN (3)	7,095	—	7,981	35	—	8,016	8,016	376	7,640	Dec-14	39 years
Shenandoah, TX	12,301	1,458	17,510	481	1,458	17,991	19,449	765	18,684	Dec-14	39 years
Spokane, WA	22,548	1,297	64,127	206	1,297	64,333	65,630	2,026	63,604	Dec-14	39 years
St. John, IN	3,487	412	5,208	24	412	5,232	5,644	173	5,471	Dec-14	39 years
St. Petersburg, FL (3)	9,682	—	18,253	229	—	18,482	18,482	697	17,785	Dec-14	39 years
Stockbridge, GA	11,817	1,096	13,818	50	1,096	13,868	14,964	565	14,399	Dec-14	39 years
Sylva, NC (3)	13,561	—	11,673	36	—	11,709	11,709	433	11,276	Dec-14	39 years
Tempe, AZ (3)	8,088	—	14,597	130	—	14,727	14,727	591	14,136	Dec-14	39 years
Temple, TX	7,652	634	10,644	33	634	10,677	11,311	415	10,896	Dec-14	39 years
Texarkana, TX	7,362	583	8,829	28	583	8,857	9,440	346	9,094	Dec-14	39 years
Urbana, IL (3)	12,205	—	15,746	71	—	15,817	15,817	573	15,244	Dec-14	39 years
Vicksburg, MS (3)	11,500	—	14,528	45	—	14,573	14,573	328	14,245	Jun-15	39 years
Victoria, TX (3)	7,546	—	9,347	29	—	9,376	9,376	435	8,941	Dec-14	39 years
Warsaw, IN (3)	6,170	—	5,568	17	—	5,585	5,585	253	5,332	Dec-14	39 years
West Bloomfield, MI	8,911	1,478	7,059	412	1,478	7,471	8,949	296	8,653	Dec-14	39 years
Westminster, CO	17,445	613	23,155	106	613	23,261	23,874	1,002	22,872	Dec-14	39 years
Wharton, TX (3)	5,405	—	4,257	13	—	4,270	4,270	203	4,067	Dec-14	39 years
Total Medical Office Building	1,404,699	124,085	1,805,344	17,742	124,085	1,823,086	1,947,171	70,041	1,877,130

Skilled Nursing Facilities
Abingdon, VA	7,151	541	6,751	—	541	6,751	7,292	425	6,867	May-14	40 years
Annandale, VA	7,032	2,520	11,824	—	2,520	11,824	14,344	695	13,649	May-14	40 years
Atlanta, GA	29,446	3,359	29,943	93	3,359	30,036	33,395	928	32,467	Dec-14	39 years
Aurora, IL	12,780	1,382	20,711	120	1,382	20,831	22,213	1,070	21,143	May-14	40 years
Baltimore, MD	7,235	1,761	9,299	—	1,761	9,299	11,060	532	10,528	May-14	40 years
Bastian, VA	3,644	282	3,207	10	282	3,217	3,499	110	3,389	Dec-14	39 years
Belvidere, IL	11,302	597	22,630	823	597	23,453	24,050	1,258	22,792	May-14	40 years
Bend, OR	10,955	1,368	13,238	41	1,368	13,279	14,647	409	14,238	Dec-14	39 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Black Mountain, NC	$6,023	$468	$5,786	$861	$468	$6,647	$7,115	$1,452	$5,663	Jul-06	40 years
Blountstown, FL	5,111	378	5,069	908	378	5,977	6,355	1,285	5,070	Jul-06	40 years
Boetourt, VA	4,699	342	7,447	23	342	7,470	7,812	232	7,580	Dec-14	39 years
Castleton, IN	7,453	677	8,077	—	677	8,077	8,754	1,725	7,029	Jun-07	40 years
Chesterfield, IN	4,282	815	4,204	—	815	4,204	5,019	898	4,121	Jun-07	39 years
Clemmons, NC	2,860	337	4,541	33	337	4,574	4,911	932	3,979	Apr-07	40 years
Columbia City, IN	8,339	1,034	6,390	—	1,034	6,390	7,424	1,364	6,060	Jun-07	40 years
Conyers, GA	20,147	1,850	26,868	84	1,850	26,952	28,802	791	28,011	Dec-14	39 years
Covington, GA	21,019	1,478	21,611	67	1,478	21,678	23,156	660	22,496	Dec-14	39 years
Crestwood, IL	15,002	1,600	24,785	353	1,600	25,138	26,738	1,262	25,476	May-14	40 years
Dalton, MA	7,050	1,820	3,022	9	1,820	3,031	4,851	77	4,774	Dec-14	39 years
Daly City, CA	22,205	3,298	1,872	12,323	3,298	14,195	17,493	7,701	9,792	Aug-07	40 years
Decatur, IL	14,098	1,959	23,365	496	1,959	23,861	25,820	1,402	24,418	May-14	40 years
Dunkirk, IN	2,164	310	2,299	—	310	2,299	2,609	491	2,118	Jun-07	40 years
Eustis, FL	14,692	821	4,629	—	821	4,629	5,450	301	5,149	May-14	40 years
Fort Lauderdale, FL	5,470	583	5,592	—	583	5,592	6,175	297	5,878	May-14	40 years
Fort Myers, FL	4,738	1,060	12,343	19	1,060	12,362	13,422	635	12,787	May-14	40 years
Fort Wayne, IN	5,048	1,478	4,409	—	1,478	4,409	5,887	942	4,945	Jun-07	40 years
Gainesville, FL	12,409	1,099	22,002	351	1,099	22,353	23,452	1,075	22,377	May-14	40 years
Gainesville, GA	14,432	1,167	17,273	54	1,167	17,327	18,494	521	17,973	Dec-14	39 years
Grants Pass, OR	10,200	1,247	11,425	36	1,247	11,461	12,708	362	12,346	Dec-14	39 years
Hartford City, IN	721	199	1,782	—	199	1,782	1,981	380	1,601	Jun-07	40 years
Hobart, IN	5,860	1,835	5,019	—	1,835	5,019	6,854	1,072	5,782	Jun-07	40 years
Hot Springs, VA	2,973	292	3,167	10	292	3,177	3,469	109	3,360	Dec-14	39 years
Huntington, IN	5,094	646	5,037	—	646	5,037	5,683	1,075	4,608	Jun-07	40 years
Hyde Park, MA	2,092	1,130	568	2	1,130	570	1,700	11	1,689	Dec-14	39 years
Jacksonville, FL	16,778	2,640	28,470	49	2,640	28,519	31,159	1,609	29,550	May-14	40 years
Joliet, IL	16,833	1,113	24,696	449	1,113	25,145	26,258	1,215	25,043	May-14	40 years
Kissimmee, FL	5,628	1,122	16,503	—	1,122	16,503	17,625	851	16,774	May-14	40 years
LaGrange, IN	4,829	446	5,494	—	446	5,494	5,940	1,173	4,767	Jun-07	40 years
Lakeland, FL	14,595	1,477	18,811	—	1,477	18,811	20,288	1,026	19,262	May-14	40 years
Largo, FL	18,770	2,277	30,507	44	2,277	30,551	32,828	1,662	31,166	May-14	40 years
Lebanon, VA	4,507	352	4,710	15	352	4,725	5,077	153	4,924	Dec-14	39 years
Lincoln, IL	2,913	904	2,865	127	904	2,992	3,896	337	3,559	May-14	40 years
Longwood, FL	6,230	973	8,557	—	973	8,557	9,530	479	9,051	May-14	40 years
Low Moor, VA	8,918	734	10,021	31	734	10,052	10,786	319	10,467	Dec-14	39 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
McMinnville, TN	$5,141	$1,078	$7,235	$—	$1,078	$7,235	$8,313	$470	$7,843	May-14	40 years
Memphis, TN	14,723	1,539	15,274	48	1,539	15,322	16,861	469	16,392	Dec-14	39 years
Middletown, IN	3,831	184	4,750	—	184	4,750	4,934	1,014	3,920	Jun-07	40 years
Midlothian, VA	14,747	1,770	18,788	59	1,770	18,847	20,617	570	20,047	Dec-14	39 years
Millington, TN	15,207	503	16,324	51	503	16,375	16,878	492	16,386	Dec-14	39 years
Milton, PA	9,685	1,418	9,954	38	1,418	9,992	11,410	326	11,084	Dec-14	39 years
Mobile, AL	9,783	382	9,577	30	382	9,607	9,989	310	9,679	Dec-14	39 years
Morris, IL	3,833	568	9,103	(2,682)	568	6,421	6,989	1,637	5,352	May-06	40 years
Mt. Sterling, KY	9,430	996	12,561	373	996	12,934	13,930	2,699	11,231	Feb-07	40 years
Niles, MI	4,572	498	6,667	—	498	6,667	7,165	449	6,716	May-14	40 years
North Bend, WA	2,267	734	833	3	734	836	1,570	45	1,525	Dec-14	39 years
Olympia, WA	2,550	362	2,152	7	362	2,159	2,521	70	2,451	Dec-14	39 years
Ormond Beach, FL	11,743	2,072	15,817	—	2,072	15,817	17,889	990	16,899	May-14	40 years
Palm Harbor, FL	14,465	1,011	13,994	63	1,011	14,057	15,068	764	14,304	May-14	40 years
Peru, IN	4,507	502	7,135	—	502	7,135	7,637	1,523	6,114	Jun-07	40 years
Philadelphia, PA	147,260	4,939	165,954	519	4,939	166,473	171,412	5,005	166,407	Dec-14	39 years
Pittsfield, MA	9,343	2,620	4,278	13	2,620	4,291	6,911	112	6,799	Dec-14	39 years
Prineville, OR	944	563	1,406	4	563	1,410	1,973	58	1,915	Dec-14	39 years
Redmond, OR	6,139	543	6,790	21	543	6,811	7,354	212	7,142	Dec-14	39 years
Rockport, IN	2,119	619	2,092	—	619	2,092	2,711	446	2,265	Jun-07	40 years
Royersford, PA	41,002	20,164	23,921	75	20,164	23,996	44,160	838	43,322	Dec-14	39 years
Rushville, IN	5,401	310	5,858	—	310	5,858	6,168	1,251	4,917	Jun-07	40 years
Sarasota, FL	9,355	1,406	15,946	8	1,406	15,954	17,360	883	16,477	May-14	40 years
Shreveport, LA	20,341	945	23,371	73	945	23,444	24,389	737	23,652	Dec-14	39 years
Snellville, GA	22,956	2,876	25,527	80	2,876	25,607	28,483	766	27,717	Dec-14	39 years
Soddy Daisy, TN	8,587	947	9,956	—	947	9,956	10,903	629	10,274	May-14	40 years
St. Petersburg, FL	12,290	1,489	11,266	—	1,489	11,266	12,755	701	12,054	May-14	40 years
Sterling, IL	5,232	129	6,229	(1,145)	129	5,084	5,213	1,399	3,814	May-06	40 years
Sullivan, IN	5,344	1,794	4,469	—	1,794	4,469	6,263	953	5,310	Jun-07	40 years
Syracuse, IN	4,733	125	4,564	—	125	4,564	4,689	975	3,714	Jun-07	40 years
Tacoma, WA	10,200	1,901	10,763	34	1,901	10,797	12,698	362	12,336	Dec-14	39 years
Tampa, FL	11,270	1,892	20,724	—	1,892	20,724	22,616	1,163	21,453	May-14	40 years
Three Rivers, MI	4,004	590	5,354	—	590	5,354	5,944	416	5,528	May-14	40 years
Tipton, IN	9,944	1,102	10,836	(26)	1,102	10,810	11,912	2,129	9,783	Jun-07	40 years
Vero Beach, FL	6,555	672	7,531	—	672	7,531	8,203	407	7,796	Jun-07	40 years
Wabash, IN	6,311	2,511	5,024	—	2,511	5,024	7,535	1,072	6,463	Jun-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Wakarusa, IN	$9,316	$289	$13,420	$—	$289	$13,420	$13,709	$2,866	$10,843	Jun-07	40 years
Watsontown, PA	5,479	684	4,626	63	684	4,689	5,373	170	5,203	Dec-14	39 years
West Melbourne, FL	10,696	1,659	10,792	—	1,659	10,792	12,451	701	11,750	May-14	40 years
Yuma, AZ	11,623	875	17,617	55	875	17,672	18,547	542	18,005	Dec-14	39 years
Total Skilled Nursing Facilities	926,655	117,032	1,075,297	15,195	117,032	1,090,492	1,207,524	77,924	1,129,600

Assisted Living Facilities - RIDEA
Albany, OR	10,400	510	13,149	24	510	13,173	13,683	617	13,066	May-14	40 years
Baker City, OR	4,697	510	8,195	207	510	8,402	8,912	464	8,448	May-14	40 years
Battle Ground, WA	9,525	740	12,503	32	740	12,535	13,275	634	12,641	May-14	40 years
Bremerton, WA	4,562	964	8,171	874	964	9,045	10,009	2,064	7,945	Jan-07	40 years
Carrollton, GA	6,911	816	4,220	3,325	816	7,545	8,361	1,426	6,935	May-14	40 years
Casa Grande, AZ	8,998	420	11,907	383	420	12,290	12,710	698	12,012	May-14	40 years
Cedar Park, TX	6,140	1,230	3,318	112	1,230	3,430	4,660	230	4,430	Jan-07	40 years
Charleston, IL	3,939	485	6,211	752	485	6,963	7,448	1,570	5,878	Jan-07/Dec-14	40 years
Cincinnati, OH	179,005	14,623	166,505	1,358	14,623	167,863	182,486	8,260	174,226	Jan-07	40 years
Clinton, OK	691	225	3,513	627	225	4,140	4,365	1,153	3,212	May-14	40 years
College Place, WA	7,575	580	9,823	154	580	9,977	10,557	478	10,079	Dec-14	39 years
Colorado Springs, CO	80,783	9,451	62,289	194	9,451	62,483	71,934	1,731	70,203	May-14	40 years
Corpus Christi, TX	15,150	2,269	17,396	365	2,269	17,761	20,030	954	19,076	Dec-14	39 years
Dalton, MA	10,674	1,210	10,988	268	1,210	11,256	12,466	306	12,160	May-07	40 years
Effingham, IL	9,135	811	9,684	410	811	10,094	10,905	1,579	9,326	Jan-07/Dec-14	40 years
Elk City, OK	4,700	143	6,721	1,062	143	7,783	7,926	1,828	6,098	Jan-07	40 years
Eugene, OR	12,640	840	14,813	148	840	14,961	15,801	745	15,056	May-14	40 years
Fairfield, IL	4,976	153	7,898	101	153	7,999	8,152	1,809	6,343	Jan-07	40 years
Fullerton, CA	7,464	5,422	9,436	456	5,422	9,892	15,314	2,305	13,009	Jan-07	40 years
Garden Grove, CA	6,704	6,975	5,927	286	6,975	6,213	13,188	1,483	11,705	Jan-07	40 years
Grants Pass, OR	7,520	490	6,900	31	490	6,931	7,421	410	7,011	May-14	40 years
Greenville, IL	8,420	220	9,387	29	220	9,416	9,636	258	9,378	Dec-14	39 years
Grove City, OH	4,890	613	6,882	1,259	613	8,141	8,754	1,628	7,126	Jun-07	40 years
Harrisburg, IL	2,808	191	5,059	73	191	5,132	5,323	1,138	4,185	Jun-07	40 years
Hood River, OR	9,360	390	11,113	79	390	11,192	11,582	590	10,992	May-14	40 years
Junction City, OR	4,531	840	5,984	230	840	6,214	7,054	366	6,688	May-14	40 years
Kingfisher, OK	1,106	128	5,497	309	128	5,806	5,934	1,456	4,478	Jan-07	40 years
La Grande, OR	7,272	430	9,635	306	430	9,941	10,371	531	9,840	May-14	40 years
La Vista, NE	2,558	562	4,966	434	562	5,400	5,962	1,254	4,708	Jan-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Lake Wylie, SC	$16,183	$1,210	$19,856	$719	$1,210	$20,575	$21,785	$1,012	$20,773	May-14	40 years
Lancaster, OH	8,429	1,014	11,874	1,654	1,014	13,528	14,542	2,373	12,169	Jun-07/Jan-12	40 years
League City, TX	16,607	2,539	20,426	231	2,539	20,657	23,196	1,064	22,132	May-14	40 years
Lincolnwood, IL	72,879	4,970	78,805	246	4,970	79,051	84,021	2,186	81,835	Dec-14	39 years
Mahomet, IL	7,177	290	6,779	21	290	6,800	7,090	187	6,903	Dec-14	39 years
Marysville, OH	4,501	2,218	5,015	495	2,218	5,510	7,728	1,309	6,419	Jun-07	40 years
Mattoon, IL	9,261	437	14,405	695	437	15,100	15,537	3,368	12,169	Jan-07	40 years
McMinnville, OR	10,715	650	11,686	188	650	11,874	12,524	649	11,875	May-14	40 years
Memphis, TN	15,712	5,791	19,902	1,241	5,791	21,143	26,934	3,910	23,024	Jan 07/Dec 14	40 years
Mobile, AL	4,540	510	6,848	(4,764)	510	2,084	2,594	388	2,206	May-14	40 years
Mt. Zion, IL	5,187	290	2,305	7	290	2,312	2,602	61	2,541	Dec-14	39 years
Northglenn, CO	29,120	1,530	28,245	265	1,530	28,510	30,040	1,396	28,644	May-14	40 years
Oklahoma City, OK	1,451	757	5,184	364	757	5,548	6,305	1,445	4,860	Jan-07	40 years
Olney, IL	8,086	166	8,316	480	166	8,796	8,962	1,992	6,970	Jan-07	40 years
Paris, IL	6,082	187	6,797	81	187	6,878	7,065	1,538	5,527	Jan-07	40 years
Port Orchard, WA	6,539	790	8,763	183	790	8,946	9,736	426	9,310	May-14	40 years
Raleigh, NC	11,132	1,000	16,416	146	1,000	16,562	17,562	832	16,730	May-14	40 years
Rantoul, IL	6,289	151	5,377	374	151	5,751	5,902	1,291	4,611	Jan-07	40 years
Robinson, IL	4,285	219	4,746	118	219	4,864	5,083	1,133	3,950	Jan-07	40 years
Rockford, IL	4,907	1,101	4,814	98	1,101	4,912	6,013	1,128	4,885	Jan-07	40 years
Rogue River, OR	4,373	590	5,310	116	590	5,426	6,016	303	5,713	May-14	40 years
Roseburg, OR	25,142	2,160	23,626	219	2,160	23,845	26,005	1,146	24,859	May-14	40 years
Round Rock, TX	22,578	2,570	28,717	168	2,570	28,885	31,455	1,418	30,037	May-14	40 years
Sacramento, CA	11,474	1,570	18,259	18	1,570	18,277	19,847	893	18,954	May-14	40 years
Santa Ana, CA	3,525	2,281	7,046	238	2,281	7,284	9,565	1,722	7,843	Jan-07	40 years
Seaside, OR	605	720	3,526	215	720	3,741	4,461	261	4,200	May-14	40 years
Staunton, IL	9,248	180	8,433	26	180	8,459	8,639	231	8,408	Dec-14	39 years
Stephenville, TX	2,972	507	6,459	420	507	6,879	7,386	1,612	5,774	Jan-07	40 years
Sugar Land, TX	29,693	2,240	31,010	284	2,240	31,294	33,534	1,503	32,031	May-14	40 years
Sycamore, IL	8,155	816	9,897	182	816	10,079	10,895	2,274	8,621	Jan-07	40 years
Temple, TX	15,564	2,260	20,149	1,369	2,260	21,518	23,778	1,072	22,706	May-14	40 years
Tuscola, IL	4,460	237	4,616	293	237	4,909	5,146	1,158	3,988	Jan-07	40 years
Tyler, TX	10,333	2,020	12,719	202	2,020	12,921	14,941	747	14,194	May-14	40 years
Ukiah, CA	4,942	990	7,637	76	990	7,713	8,703	417	8,286	May-14	40 years
Vandalia, IL	6,566	82	7,969	91	82	8,060	8,142	1,804	6,338	Jan-07	40 years
Washington Court House, OH	4,390	341	5,169	1,666	341	6,835	7,176	1,301	5,875	Jun-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Weatherford, OK	$1,521	$229	$5,600	$398	$229	$5,998	$6,227	$1,540	$4,687	Jan-07	40 years
Wenatchee, WA	15,600	1,340	17,486	115	1,340	17,601	18,941	891	18,050	May-14	40 years
Wichita, KS	5,322	2,282	10,478	425	2,282	10,903	13,185	2,153	11,032	Dec-07	40 years
Woodburn, OR	4,023	310	6,619	163	310	6,782	7,092	340	6,752	May-14	40 years
Total Assisted Living Facilities - RIDEA	882,702	101,786	985,374	23,414	101,786	1,008,788	1,110,574	88,439	1,022,135

Assisted Living Facilities(1)
Alexandria, MN	1,653	260	2,200	—	260	2,200	2,460	168	2,292	Jun-13	40 years
Ascot, UK	16,341	2,286	19,289	—	2,286	19,289	21,575	537	21,038	Dec-14	39 years
Auchtermuchty, UK	2,580	333	3,074	—	333	3,074	3,407	86	3,321	Dec-14	39 years
Baxter, MN	1,868	220	2,786	77	220	2,863	3,083	211	2,872	Jun-13	40 years
Bend, OR	26,569	2,676	36,595	14	2,676	36,609	39,285	1,792	37,493	Dec-14	39 years
Bishops Hull, UK	5,451	1,262	5,935	—	1,262	5,935	7,197	165	7,032	Dec-14	39 years
Braintree, UK	1,953	554	2,024	—	554	2,024	2,578	57	2,521	Dec-14	39 years
Bromley, UK	4,059	1,247	4,112	—	1,247	4,112	5,359	115	5,244	Dec-14	39 years
Camberely, UK	2,902	2,663	1,168	—	2,663	1,168	3,831	33	3,798	Dec-14	39 years
Chippenham, UK	5,478	1,778	5,454	—	1,778	5,454	7,232	152	7,080	Dec-14	39 years
Chipping Campden, UK	10,058	1,732	11,548	—	1,732	11,548	13,280	321	12,959	Dec-14	39 years
Chobham, UK	14,325	2,309	16,604	—	2,309	16,604	18,913	462	18,451	Dec-14	39 years
Cloquet, MN	2,587	170	4,021	62	170	4,083	4,253	289	3,964	Jun-13	40 years
Corvallis, OR	6,800	744	6,338	20	744	6,358	7,102	198	6,904	Dec-14	39 years
Cranleigh, UK	9,599	2,694	9,979	—	2,694	9,979	12,673	278	12,395	Dec-14	39 years
Denham, UK	8,555	1,801	7,761	1,732	1,801	9,493	11,294	232	11,062	Dec-14	39 years
Detroit Lakes, MN	4,528	290	4,174	144	290	4,318	4,608	334	4,274	Jun-13	40 years
Dorking, UK	5,946	1,478	6,372	—	1,478	6,372	7,850	178	7,672	Dec-14	39 years
Duluth, MN	15,450	1,300	16,791	—	1,300	16,791	18,091	1,172	16,919	Jun-13	40 years
Durham, NC	20,728	2,434	23,631	74	2,434	23,705	26,139	692	25,447	Dec-14	39 years
Eustis, FL (3)	412	—	—	—	—	—	—	—	—	May-14	40 years
Farleigh Common, UK	15,889	2,328	18,651	—	2,328	18,651	20,979	519	20,460	Dec-14	39 years
Farmoor, UK	15,898	1,778	15,700	3,512	1,778	19,212	20,990	437	20,553	Dec-14	39 years
Fayetteville, NC	11,527	1,187	9,598	30	1,187	9,628	10,815	297	10,518	Dec-14	39 years
Fishcross, UK	8,069	2,155	8,499	—	2,155	8,499	10,654	237	10,417	Dec-14	39 years
Fuguay-Varina, NC	16,079	1,126	19,556	61	1,126	19,617	20,743	576	20,167	Dec-14	39 years
Grand Rapids, MN	1,509	160	3,849	71	160	3,920	4,080	278	3,802	Jun-13	40 years
Haywards Heath, UK	9,350	1,455	10,890	—	1,455	10,890	12,345	303	12,042	Dec-14	39 years
Hulcott, UK	5,344	1,559	4,481	1,016	1,559	5,497	7,056	137	6,919	Dec-14	39 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Indianapolis, IN	$2,463	$210	$2,511	$—	$210	$2,511	$2,721	$536	$2,185	Jun-07	40 years
Kincardine, UK	3,483	748	3,850	—	748	3,850	4,598	108	4,490	Dec-14	39 years
Kingston upon Thames, UK	24,504	3,502	28,850	—	3,502	28,850	32,352	802	31,550	Dec-14	39 years
Kissimmee, FL	343	337	213	—	337	213	550	14	536	May-14	40 years
Knightdale, NC	15,304	2,223	16,717	52	2,223	16,769	18,992	496	18,496	Dec-14	39 years
La Grande, OR	9,642	1,420	10,968	—	1,420	10,968	12,388	647	11,741	May-14	40 years
LaGrange, IN	490	47	584	—	47	584	631	125	506	Jun-07	40 years
Lebanon, OR	11,043	1,358	14,557	—	1,358	14,557	15,915	765	15,150	May-14	40 years
Leven, UK	3,324	499	3,890	—	499	3,890	4,389	109	4,280	Dec-14	39 years
Lewes, UK	4,444	1,085	4,099	684	1,085	4,783	5,868	121	5,747	Dec-14	39 years
Lightwater, UK	3,639	1,578	3,227	—	1,578	3,227	4,805	90	4,715	Dec-14	39 years
Lincolnton, NC	16,079	1,076	21,591	67	1,076	21,658	22,734	633	22,101	Dec-14	39 years
Liss, UK	4,691	1,501	4,693	—	1,501	4,693	6,194	132	6,062	Dec-14	39 years
Merstham, UK	10,086	2,001	11,315	—	2,001	11,315	13,316	315	13,001	Dec-14	39 years
Monroe, NC	15,788	1,348	23,521	73	1,348	23,594	24,942	689	24,253	Dec-14	39 years
Mooresville, IN	4,282	631	4,187	—	631	4,187	4,818	894	3,924	Jun-07	40 years
Mountain Iron, MN	2,803	175	3,651	70	175	3,721	3,896	266	3,630	Jun-13	40 years
Nuffield, UK	4,636	1,617	4,504	—	1,617	4,504	6,121	126	5,995	Dec-14	39 years
Nuneaton, UK	5,089	1,801	4,918	—	1,801	4,918	6,719	137	6,582	Dec-14	39 years
Oregon City, OR	12,507	1,633	16,058	—	1,633	16,058	17,691	817	16,874	May-14	40 years
Park Rapids, MN	1,725	50	2,683	142	50	2,825	2,875	209	2,666	Jun-13	40 years
Plymouth, IN	3,471	128	5,538	—	128	5,538	5,666	1,182	4,484	Jun-07	40 years
Portage, IN	4,958	1,438	7,988	—	1,438	7,988	9,426	1,706	7,720	Jun-07	40 years
Prineville, OR	4,816	231	4,901	15	231	4,916	5,147	158	4,989	Dec-14	39 years
Proctor, MN	5,677	300	7,920	—	300	7,920	8,220	537	7,683	Jun-13	40 years
Redmond, OR	3,589	241	2,208	7	241	2,215	2,456	82	2,374	Dec-14	39 years
Rendlesham, UK	12,035	3,344	12,545	—	3,344	12,545	15,889	353	15,536	Dec-14	39 years
Rushville, IN	729	62	1,177	—	62	1,177	1,239	251	988	Jun-07	40 years
Salem, OR	3,589	503	3,480	11	503	3,491	3,994	113	3,881	Dec-14	39 years
Sauchie, UK	7,512	1,584	8,333	—	1,584	8,333	9,917	233	9,684	Dec-14	39 years
Scarning, UK	5,036	1,872	4,777	—	1,872	4,777	6,649	134	6,515	Dec-14	39 years
Sevenoaks, UK	6,200	1,458	6,728	—	1,458	6,728	8,186	188	7,998	Dec-14	39 years
Shipton-Under-Wychwood, UK	11,799	2,309	13,269	—	2,309	13,269	15,578	370	15,208	Dec-14	39 years
Sompting, UK	2,635	1,261	2,218	—	1,261	2,218	3,479	62	3,417	Dec-14	39 years
Sonning Common, UK	17,811	2,479	21,037	—	2,479	21,037	23,516	585	22,931	Dec-14	39 years
St George, UK	5,649	2,771	4,687	—	2,771	4,687	7,458	131	7,327	Dec-14	39 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
St Peter, UK	$12,254	$3,502	$12,676	$—	$3,502	$12,676	$16,178	$354	$15,824	Dec-14	39 years
Sullivan, IN	966	596	441	—	596	441	1,037	95	942	Jun-07	39 years
Swansea, IL	6,043	527	5,737	58	527	5,795	6,322	430	5,892	May-14	40 years
Teddington, UK	16,998	539	21,904	—	539	21,904	22,443	610	21,833	Dec-14	39 years
Tunbridge Wells, UK	5,460	1,455	5,754	—	1,455	5,754	7,209	160	7,049	Dec-14	39 years
Wakarusa, IN	5,996	153	7,111	—	153	7,111	7,264	1,518	5,746	Jun-07	40 years
Warsaw, IN	2,479	396	3,722	—	396	3,722	4,118	795	3,323	Jun-07	40 years
Wimborne, UK	5,798	2,251	5,404	—	2,251	5,404	7,655	152	7,503	Dec-14	39 years
Winshill, UK	6,942	1,617	7,550	—	1,617	7,550	9,167	210	8,957	Dec-14	39 years
Wootton Bassett, UK	5,141	2,166	4,621	—	2,166	4,621	6,787	129	6,658	Dec-14	39 years
Yelverton, UK	927	231	993	—	231	993	1,224	28	1,196	Dec-14	39 years
Total Assisted Living Facilities	572,382	98,233	650,386	7,992	98,233	658,378	756,611	28,853	727,758

Hospitals
Athens, GA	14,626	1,830	17,307	54	1,830	17,361	19,191	500	18,691	Dec-14	39 years
Cape Girardeau, MO	9,783	674	12,034	38	674	12,072	12,746	349	12,397	Dec-14	39 years
Columbia, MO	12,979	1,328	10,921	34	1,328	10,955	12,283	302	11,981	Dec-14	39 years
Gardena, CA	55,387	5,824	55,652	175	5,824	55,827	61,651	1,664	59,987	Dec-14	39 years
Houston, TX	23,649	2,253	18,972	257	2,253	19,229	21,482	558	20,924	Dec-14	39 years
Humble, TX	14,327	613	12,137	38	613	12,175	12,788	377	12,411	Dec-14	39 years
Joplin, MO	10,945	1,056	8,692	27	1,056	8,719	9,775	244	9,531	Dec-14	39 years
Lafayette, LA	12,931	1,408	9,940	31	1,408	9,971	11,379	277	11,102	Dec-14	39 years
Los Angeles, CA	29,275	4,636	28,008	87	4,636	28,095	32,731	852	31,879	Dec-14	39 years
Murray, UT	15,595	1,720	13,181	41	1,720	13,222	14,942	374	14,568	Dec-14	39 years
Muskogee, OK	12,398	483	19,809	62	483	19,871	20,354	559	19,795	Dec-14	39 years
Norwalk, CA	27,436	4,083	10,932	34	4,083	10,966	15,049	364	14,685	Dec-14	39 years
Total Hospitals	239,331	25,908	217,585	878	25,908	218,463	244,371	6,420	237,951
Total Healthcare(2)	4,025,769	467,044	4,733,986	65,221	467,044	4,799,207	5,266,251	271,677	4,994,574

Hotels
Addison, TX	29,900	3,927	28,185	1,424	3,927	29,609	33,536	2,245	31,291	Jun-14	40 years
Albany, NY	27,324	4,918	25,824	198	4,918	26,022	30,940	1,034	29,906	Nov-14	40 years
Albuquerque, NM	19,582	1,753	23,792	1,829	1,753	25,621	27,374	923	26,451	Nov-14	40 years
Altamonte Springs, FL	8,000	2,352	5,776	932	2,352	6,708	9,060	875	8,185	Jun-14	15 years
Ann Arbor, MI	28,782	4,088	26,376	344	4,088	26,720	30,808	1,075	29,733	Nov-14	40 years
Annapolis Junction, MD	15,028	1,613	13,343	844	1,613	14,187	15,800	565	15,235	Nov-14	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Ardmore, OK	$7,377	$409	$6,558	$214	$409	$6,772	$7,181	$444	$6,737	Aug-14	40 years
Arlington, TX	29,301	3,280	32,111	385	3,280	32,496	35,776	2,112	33,664	Jun-14/Sep-14	40 years
Atlanta, GA	33,802	7,445	38,990	4,415	7,445	43,405	50,850	2,819	48,031	Jun-14/Sep-14	40 years
Atlantic City, NJ	16,670	2,792	13,327	2,718	2,792	16,045	18,837	1,017	17,820	Jun-14	40 years
Augusta, GA	15,103	2,080	16,711	128	2,080	16,839	18,919	1,016	17,903	Sep-14	40 years
Baton Rouge, LA	11,476	1,574	12,953	568	1,574	13,521	15,095	572	14,523	Nov-14	40 years
Bellevue, WA	28,100	6,460	24,885	35	6,460	24,920	31,380	3,023	28,357	Jun-14	15 years
Belmont, CA	45,200	10,555	39,920	2,562	10,555	42,482	53,037	2,682	50,355	Jun-14	40 years
Binghamton, NY	7,060	1,408	7,423	278	1,408	7,701	9,109	682	8,427	Jun-14	15 years
Blue Ash, OH	14,139	2,311	20,168	134	2,311	20,302	22,613	1,195	21,418	Sep-14	40 years
Bothell, WA	20,620	4,058	20,025	21	4,058	20,046	24,104	2,488	21,616	Jun-14	15 years
Brentwood, TN	17,915	2,656	20,147	174	2,656	20,321	22,977	1,176	21,801	Sep-14	40 years
Brownsville, TX	10,474	624	10,969	700	624	11,669	12,293	482	11,811	Nov-14	40 years
Buena Park, CA	19,763	9,187	13,026	101	9,187	13,127	22,314	760	21,554	Sep-14	40 years
Campbell, CA	20,450	5,531	16,547	122	5,531	16,669	22,200	1,752	20,448	Jun-14	40 years
Cary, NC	18,398	1,552	22,537	2,159	1,552	24,696	26,248	975	25,273	Nov-14	40 years
Chapel Hill, NC	19,491	1,508	18,756	81	1,508	18,837	20,345	694	19,651	Nov-14	40 years
Charlotte, NC	11,649	1,107	18,512	188	1,107	18,700	19,807	1,080	18,727	Sep-14	40 years
Cherry Hill, NJ	12,560	2,665	10,380	994	2,665	11,374	14,039	1,628	12,411	Jun-14	15 years
Colorado Springs, CO	27,688	2,835	27,865	3,739	2,835	31,604	34,439	1,232	33,207	Nov-14	40 years
Columbia, MD	5,800	1,191	6,134	290	1,191	6,424	7,615	444	7,171	Jun-14	40 years
Columbus, GA	4,745	1,396	7,470	219	1,396	7,689	9,085	545	8,540	Sep-14	40 years
Columbus, OH	10,604	1,805	12,684	180	1,805	12,864	14,669	775	13,894	Sep-14	40 years
Cotulla, TX	6,762	365	8,344	670	365	9,014	9,379	580	8,799	Aug-14	40 years
Cranbury, NJ	14,573	1,836	16,831	418	1,836	17,249	19,085	683	18,402	Nov-14	40 years
Dallas, TX	12,660	1,030	12,187	1,554	1,030	13,741	14,771	570	14,201	Nov-14	40 years
Danbury, CT	8,015	1,231	9,601	65	1,231	9,666	10,897	425	10,472	Nov-14	40 years
Dearborn, MI	13,496	1,856	15,297	141	1,856	15,438	17,294	992	16,302	Sep-14	40 years
Denton, TX	6,148	1,176	6,638	1,925	1,176	8,563	9,739	528	9,211	Aug-14	40 years
Denver, CO	47,400	9,258	41,619	442	9,258	42,061	51,319	5,225	46,094	Jun-14	15 years
Doral, FL	17,754	4,024	21,217	197	4,024	21,414	25,438	1,254	24,184	Sep-14	40 years
Dublin, OH	9,721	2,492	10,419	221	2,492	10,640	13,132	712	12,420	Sep-14	40 years
Duluth, GA	10,110	1,024	11,109	662	1,024	11,771	12,795	497	12,298	Nov-14	40 years
El Paso, TX	20,492	2,063	18,740	1,172	2,063	19,912	21,975	1,192	20,783	Aug-14	40 years
El Segundo, CA	27,050	5,041	24,161	2,578	5,041	26,739	31,780	1,687	30,093	Jun-14	40 years
Elizabeth, NJ	43,719	3,242	47,287	1,544	3,242	48,831	52,073	1,910	50,163	Nov-14	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Elmsford, NY	$21,860	$2,855	$17,619	$415	$2,855	$18,034	$20,889	$712	$20,177	Nov-14	40 years
Fairfax, VA	9,801	3,982	7,745	865	3,982	8,610	12,592	391	12,201	Sep-14	40 years
Federal Way, WA	26,231	1,633	24,493	365	1,633	24,858	26,491	898	25,593	Nov-14	40 years
Fort Lauderdale, FL (3)	9,450	—	10,537	542	—	11,079	11,079	731	10,348	Jun-14	40 years
Fort Walton Beach, FL	30,550	6,414	24,996	1,626	6,414	26,622	33,036	2,202	30,834	Jun-14	40 years
Fort Worth, TX	6,011	675	5,907	92	675	5,999	6,674	282	6,392	Nov-14	40 years
Foxborough, MA	18,566	2,103	17,843	6	2,103	17,849	19,952	401	19,551	Jun-15	40 years
Franklin, MA	15,905	1,967	17,873	—	1,967	17,873	19,840	421	19,419	Jun-15	40 years
Fremont, CA	35,608	9,347	26,948	174	9,347	27,122	36,469	2,443	34,026	Jun-14/Sep-14	15-40 years
Gaithersburg, MD	20,800	2,708	19,670	2,373	2,708	22,043	24,751	1,824	22,927	Jun-14	40 years
Hampton, VA	2,720	910	6,279	132	910	6,411	7,321	386	6,935	Sep-14	40 years
Harlingen, TX	14,846	3,291	12,868	1,633	3,291	14,501	17,792	593	17,199	Nov-14	40 years
Harrisburg, PA	14,700	2,429	13,025	396	2,429	13,421	15,850	1,674	14,176	Jun-14	15 years
Hauppauge, NY	13,662	911	14,855	657	911	15,512	16,423	610	15,813	Nov-14	40 years
Herndon, VA	14,380	2,849	12,626	66	2,849	12,692	15,541	807	14,734	Sep-14	40 years
Homewood, AL	16,850	971	16,808	362	971	17,170	18,141	611	17,530	Nov-14	40 years
Horsham, PA	6,770	1,359	5,766	1,608	1,359	7,374	8,733	673	8,060	Jun-14	40 years
Houma, LA	23,361	1,591	22,599	532	1,591	23,131	24,722	1,647	23,075	Aug-14	40 years
Houston, TX	59,112	10,474	55,814	1,096	10,474	56,910	67,384	2,418	64,966	Nov-14	40 years
Hunt Valley, MD	13,577	3,000	11,291	153	3,000	11,444	14,444	644	13,800	Sep-14	40 years
Irving, TX	27,823	3,348	31,182	1,225	3,348	32,407	35,755	1,704	34,051	Sep-14/Nov-14	40 years
Islandia, NY	15,450	3,387	13,672	1,109	3,387	14,781	18,168	1,106	17,062	Jun-14	40 years
Keene, NH	12,314	1,560	12,429	7	1,560	12,436	13,996	257	13,739	Jun-15	40 years
Lafayette, LA	7,787	563	6,883	940	563	7,823	8,386	395	7,991	Aug-14	40 years
Lancaster, CA	22,131	2,508	21,683	2,813	2,508	24,496	27,004	1,200	25,804	Aug-14	40 years
Landover, MD	6,431	1,918	10,342	106	1,918	10,448	12,366	604	11,762	Sep-14	40 years
Laredo, TX	10,656	583	10,786	190	583	10,976	11,559	526	11,033	Aug-14	40 years
Las Colinas, TX	18,250	2,589	16,592	3,537	2,589	20,129	22,718	1,469	21,249	Jun-14	40 years
Lebanon, NJ	18,216	2,486	17,993	68	2,486	18,061	20,547	693	19,854	Nov-14	40 years
Lexington, KY	8,080	1,299	6,328	513	1,299	6,841	8,140	855	7,285	Jun-14	15 years
Livonia, MI	16,240	2,075	14,668	79	2,075	14,747	16,822	1,063	15,759	Jun-14	40 years
Los Alamitos, CA	25,503	4,279	29,207	436	4,279	29,643	33,922	1,083	32,839	Nov-14	40 years
Louisville, KY	44,675	7,259	39,904	777	7,259	40,681	47,940	3,102	44,838	Jun-14	15-40 years
Lubbock, TX	9,016	1,135	7,235	702	1,135	7,937	9,072	427	8,645	Aug-14	40 years
Lynnwood, WA	19,600	1,877	20,301	172	1,877	20,473	22,350	2,488	19,862	Jun-14	15 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Manchester, NH	$49,356	$8,081	$57,724	$90	$8,081	$57,814	$65,895	$1,368	$64,527	Jun-15	40 years
Mansfield, TX	13,935	2,132	13,098	1,129	2,132	14,227	16,359	869	15,490	Aug-14	40 years
Medford, MA	29,055	2,632	28,588	1,533	2,632	30,121	32,753	1,058	31,695	Nov-14	40 years
Memphis, TN	11,327	2,291	10,423	383	2,291	10,806	13,097	727	12,370	Sep-14	40 years
Miami, FL (3)	115,500	—	142,500	138	—	142,638	142,638	2,502	140,136	Jul-15	40 years
Montvale, NJ	34,075	8,247	27,879	210	8,247	28,089	36,336	1,866	34,470	Jun-14	40 years
Morristown, NJ	31,160	13,471	25,665	448	13,471	26,113	39,584	2,020	37,564	Jun-14	40 years
Morrisville, NC	21,768	4,024	21,790	1,288	4,024	23,078	27,102	890	26,212	Nov-14	40 years
Mount Laurel, NJ	7,680	2,304	8,734	3,472	2,304	12,206	14,510	749	13,761	Jun-14	40 years
Naperville, IL	9,319	2,276	14,876	340	2,276	15,216	17,492	885	16,607	Sep-14	40 years
Naples, FL	11,500	2,301	9,842	375	2,301	10,217	12,518	753	11,765	Jun-14	40 years
Nashville, TN	21,677	3,518	25,965	262	3,518	26,227	29,745	1,038	28,707	Nov-14	40 years
Norcross, GA	10,600	1,740	10,603	522	1,740	11,125	12,865	930	11,935	Jun-14	40 years
Ontario, CA	22,850	5,419	31,910	267	5,419	32,177	37,596	3,981	33,615	Jun-14	15 years
Palmdale, CA	6,557	918	7,790	1,106	918	8,896	9,814	648	9,166	Aug-14	40 years
Phoenix, AZ	13,657	4,531	13,213	112	4,531	13,325	17,856	853	17,003	Sep-14	40 years
Pismo Beach, CA	14,549	6,221	9,986	357	6,221	10,343	16,564	727	15,837	Aug-14	40 years
Pleasanton, CA	24,503	5,837	15,656	79	5,837	15,735	21,572	924	20,648	Sep-14	40 years
Portland, ME	10,000	1,344	9,595	75	1,344	9,670	11,014	768	10,246	Jun-14	40 years
Portsmouth, NH	17,418	2,530	20,629	46	2,530	20,675	23,205	503	22,702	Jun-15	40 years
Poughkeepsie, NY	20,038	1,326	24,698	126	1,326	24,824	26,150	921	25,229	Nov-14	40 years
Princeton, NJ	18,216	2,457	21,727	1,548	2,457	23,275	25,732	873	24,859	Nov-14	40 years
Raleigh, NC	10,926	2,476	13,294	106	2,476	13,400	15,876	837	15,039	Sep-14	40 years
Rancho Cordova, CA	10,122	3,381	9,373	141	3,381	9,514	12,895	546	12,349	Sep-14	40 years
Richmond, VA	40,543	5,212	35,592	2,731	5,212	38,323	43,535	2,837	40,698	Jun-14/Nov-14	15-40 years
Roanoke, VA	27,324	7,543	28,174	297	7,543	28,471	36,014	1,127	34,887	Nov-14	40 years
Rockville, MD	19,944	4,286	17,387	566	4,286	17,953	22,239	1,111	21,128	Jun-14/Sep-14	40 years
Rosemont, IL	22,520	3,755	22,336	4,001	3,755	26,337	30,092	1,996	28,096	Jun-14	40 years
Saddle River, NJ	30,000	5,069	26,842	132	5,069	26,974	32,043	1,937	30,106	Jun-14	40 years
San Angelo, TX	26,645	844	17,308	2,798	844	20,106	20,950	1,150	19,800	Aug-14	40 years
San Antonio, TX	44,809	8,199	49,087	3,899	8,199	52,986	61,185	3,617	57,568	Aug-14	40 years
San Bruno, CA (3)	32,134	—	36,355	122	—	36,477	36,477	1,708	34,769	Sep-14	40 years
San Jose, CA	32,250	7,955	30,077	5	7,955	30,082	38,037	1,992	36,045	Jun-14	15 years
Santa Ana, CA	21,530	5,253	15,253	97	5,253	15,350	20,603	910	19,693	Sep-14	40 years
Savannah, GA	9,319	2,058	11,839	378	2,058	12,217	14,275	808	13,467	Sep-14	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Shelton, CT	$7,240	$1,424	$6,002	$1,120	$1,424	$7,122	$8,546	$888	$7,658	Jun-14	15 years
Solon, OH	8,835	495	11,007	1,852	495	12,859	13,354	484	12,870	Nov-14	40 years
Somerset, NJ	16,395	1,757	15,867	368	1,757	16,235	17,992	639	17,353	Nov-14	40 years
Tallahassee, FL	16,630	2,326	18,870	103	2,326	18,973	21,299	1,165	20,134	Sep-14	40 years
Tampa, FL	13,935	2,111	14,207	331	2,111	14,538	16,649	540	16,109	Nov-14	40 years
Tarrytown, NY	12,854	5,167	10,604	266	5,167	10,870	16,037	676	15,361	Sep-14	40 years
Troy, MI	21,453	2,936	25,469	1,107	2,936	26,576	29,512	2,401	27,111	Jun-14/Sep-14	15-40 years
Tucson, AZ	24,319	3,245	27,132	1,865	3,245	28,997	32,242	1,176	31,066	Nov-14	40 years
Tukwila, WA	28,600	5,750	26,863	117	5,750	26,980	32,730	3,275	29,455	Jun-14	15 years
Twentynine Palms, CA	7,992	632	9,044	593	632	9,637	10,269	548	9,721	Aug-14	40 years
Vienna, VA	31,241	3,295	28,045	142	3,295	28,187	31,482	1,141	30,341	Nov-14	40 years
Virginia Beach, VA	5,099	1,862	6,017	76	1,862	6,093	7,955	386	7,569	Sep-14	40 years
Warren, MI	10,363	1,510	12,387	189	1,510	12,576	14,086	813	13,273	Sep-14	40 years
Wayne, PA	19,763	3,811	20,444	149	3,811	20,593	24,404	1,159	23,245	Sep-14	40 years
West Homestead, PA	11,021	797	11,695	138	797	11,833	12,630	463	12,167	Nov-14	40 years
West Melbourne, FL	8,034	2,052	8,688	359	2,052	9,047	11,099	572	10,527	Sep-14	40 years
West Palm Beach, FL	8,926	1,021	9,030	1,984	1,021	11,014	12,035	455	11,580	Nov-14	40 years
Westbury, NY	27,324	10,196	30,132	633	10,196	30,765	40,961	1,109	39,852	Nov-14	40 years
Willow Grove, PA	15,450	2,658	13,599	1,316	2,658	14,915	17,573	1,067	16,506	Jun-14	40 years
Wilmington, NC	25,412	2,238	25,907	1,155	2,238	27,062	29,300	1,141	28,159	Nov-14	40 years
Windsor, CT	34,215	5,946	38,944	1,173	5,946	40,117	46,063	2,741	43,322	Jun-14/Nov-14	15-40 years
Worcester, MA	18,691	2,502	23,347	9	2,502	23,356	25,858	540	25,318	Jun-15	40 years
Total Hotels	2,628,431	427,415	2,648,719	107,556	427,415	2,756,275	3,183,690	159,713	3,023,977

Net Lease
Industrial
Arvada, CO	4,951	879	6,990	—	879	6,990	7,869	264	7,605	Aug-14	40 years
Aurora & Twinsburg, OH	5,360	1,139	6,665	—	1,139	6,665	7,804	253	7,551	Aug-14	40 years
Bedford Park, IL	6,552	2,459	7,438	—	2,459	7,438	9,897	281	9,616	Aug-14	40 years
Charleston, SC	4,421	665	5,332	—	665	5,332	5,997	205	5,792	Aug-14	40 years
Chicago, IL	17,882	8,745	20,798	—	8,745	20,798	29,543	796	28,747	Aug-14	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Cleveland, OH	$5,819	$503	$7,390	$—	$503	$7,390	$7,893	$262	$7,631	Aug-14	40 years
Compton, CA	19,182	12,623	18,510	—	12,623	18,510	31,133	657	30,476	Aug-14	40 years
Corpus Christi, TX	600	274	639	—	274	639	913	32	881	Aug-14	40 years
Decatur, GA	7,933	1,123	11,414	—	1,123	11,414	12,537	437	12,100	Aug-14	40 years
Easley, SC	5,842	744	7,699	—	744	7,699	8,443	340	8,103	Aug-14	40 years
Eden Prairie, MN	3,950	1,542	4,574	—	1,542	4,574	6,116	204	5,912	Aug-14	40 years
Ferndale, MI	1,940	182	2,464	—	182	2,464	2,646	93	2,553	Aug-14	40 years
Fraser, MI	2,812	563	3,245	—	563	3,245	3,808	144	3,664	Aug-14	40 years
Gladewater, TX	1,222	221	1,446	—	221	1,446	1,667	62	1,605	Aug-14	40 years
Louisville, KY	5,202	1,300	5,484	—	1,300	5,484	6,784	224	6,560	Aug-14	40 years
Mayfield, KY	2,251	124	3,142	—	124	3,142	3,266	136	3,130	Aug-14	40 years
New Boston, MI	9,064	1,175	9,767	1,657	1,175	11,424	12,599	382	12,217	Aug-14	40 years
Norcross, GA	5,852	1,945	7,198	—	1,945	7,198	9,143	363	8,780	Aug-14	40 years
North Richland Hills, TX	4,080	987	5,175	—	987	5,175	6,162	192	5,970	Aug-14	40 years
North Vernon, IN	2,076	253	2,588	—	253	2,588	2,841	125	2,716	Aug-14	40 years
Phoenix, AZ	13,520	2,713	18,743	—	2,713	18,743	21,456	681	20,775	Aug-14	40 years
Plant City, FL	2,205	1,210	2,359	—	1,210	2,359	3,569	113	3,456	Aug-14	40 years
Rochester, NY	5,381	651	5,488	—	651	5,488	6,139	234	5,905	Aug-14	40 years
Schiller Park, IL	2,146	2,654	3,452	—	2,654	3,452	6,106	148	5,958	Aug-14	40 years
South Holland, IL	7,673	2,503	10,716	—	2,503	10,716	13,219	441	12,778	Aug-14	40 years
St. Louis, MO	2,471	938	2,771	—	938	2,771	3,709	103	3,606	Aug-14	40 years
Stone Mountain, GA	6,633	867	8,966	—	867	8,966	9,833	340	9,493	Aug-14	40 years
Strongsville, OH	2,456	313	3,011	—	313	3,011	3,324	114	3,210	Aug-14	40 years
Tallahassee, FL	1,088	199	1,330	—	199	1,330	1,529	58	1,471	Aug-14	40 years
Thorofare, NJ	3,300	1,034	4,919	—	1,034	4,919	5,953	177	5,776	Aug-14	40 years
Vernon, CA	28,830	29,906	19,332	—	29,906	19,332	49,238	707	48,531	Aug-14	40 years
Warren, MI	4,808	661	4,351	—	661	4,351	5,012	180	4,832	Aug-14	40 years
Winston-Salem, NC	8,323	1,641	6,798	—	1,641	6,798	8,439	257	8,182	Aug-14	40 years
Subtotal Industrial	205,825	82,736	230,194	1,657	82,736	231,851	314,587	9,005	305,582

Office
Aurora, CO	30,174	2,650	35,786	23	2,650	35,809	38,459	9,092	29,367	Jul-06	40 years
Columbus, OH	—	4,375	29,184	—	4,375	29,184	33,559	7,144	26,415	Nov-07	40 years
Fort Mill, SC	28,363	3,300	31,554	—	3,300	31,554	34,854	7,894	26,960	Mar-07	40 years
Indianapolis, IN	25,674	1,670	32,307	—	1,670	32,307	33,977	9,340	24,637	Mar-06	40 years
Milpitas, CA	18,827	16,799	8,847	—	16,799	8,847	25,646	3,164	22,482	Feb-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Ocala, FL	$1,627	$565	$2,868	$—	$565	$2,868	$3,433	$143	$3,290	Aug-14	40 years
Pensacola, FL	2,682	1,132	2,691	—	1,132	2,691	3,823	131	3,692	Aug-14	40 years
Rockaway, NJ	15,486	6,118	15,664	613	6,118	16,277	22,395	4,753	17,642	Mar-06	40 years
Salt Lake City, UT	12,646	672	19,740	425	672	20,165	20,837	6,590	14,247	Aug-05	40 years
Savannah, GA	4,070	509	5,522	—	509	5,522	6,031	226	5,805	Aug-14	40 years
West Sacramento, CA	6,921	1,115	10,433	—	1,115	10,433	11,548	443	11,105	Aug-14	40 years
Subtotal Office	146,470	38,905	194,596	1,061	38,905	195,657	234,562	48,920	185,642

Retail
Bloomingdale, IL (3)	5,122	—	5,810	—	—	5,810	5,810	1,637	4,173	Sep-06	40 years
Concord, NH	7,483	2,145	9,216	—	2,145	9,216	11,361	2,641	8,720	Sep-06	40 years
Fort Wayne, IN (3)	—	—	3,642	—	—	3,642	3,642	1,103	2,539	Sep-06	40 years
Keene, NH	—	3,033	5,920	—	3,033	5,920	8,953	1,648	7,305	Sep-06	40 years
Melville, NY (3)	3,973	—	3,187	—	—	3,187	3,187	1,008	2,179	Sep-06	40 years
Millbury, MA (3)	4,223	—	5,994	—	—	5,994	5,994	1,507	4,487	Sep-06	40 years
North Attleboro, MA (3)	4,207	—	5,445	—	—	5,445	5,445	1,529	3,916	Sep-06	40 years
South Portland, ME (3)	3,240	—	6,687	—	—	6,687	6,687	2,705	3,982	Sep-06	40 years
Wichita, KS	5,475	1,325	5,584	—	1,325	5,584	6,909	1,511	5,398	Sep-06	40 years
Subtotal Retail	33,723	6,503	51,485	—	6,503	51,485	57,988	15,289	42,699
Total Net Lease	386,018	128,144	476,275	2,718	128,144	478,993	607,137	73,214	533,923

Multi-tenant Office
Austin, TX	11,906	1,808	16,268	502	1,808	16,770	18,578	817	17,761	Oct-14	40 years
Boulder, CO	11,591	3,155	13,331	2,931	3,155	16,262	19,417	1,884	17,533	Sep-14	40 years
Broomfield, CO	3,721	1,122	3,036	41	1,122	3,077	4,199	298	3,901	Feb-15	40 years
Denver, CO	13,503	1,113	16,851	1,960	1,113	18,811	19,924	163	19,761	Sep-14	40 years
Englewood, CO	21,833	3,317	23,286	581	3,317	23,867	27,184	869	26,315	Feb-15	40 years
Greenwood Village, CO	7,724	1,742	8,749	222	1,742	8,971	10,713	495	10,218	Feb-15	40 years
Lakewood, CO	4,372	686	4,814	275	686	5,089	5,775	222	5,553	Feb-15	40 years
Louisville, CO	8,051	1,027	6,957	97	1,027	7,054	8,081	370	7,711	Feb-15	40 years
San Diego, CA	8,584	1,751	10,047	66	1,751	10,113	11,864	600	11,264	Nov-14	40 years
Thousand Oaks, CA	21,703	9,296	21,079	184	9,296	21,263	30,559	791	29,768	Mar-15	40 years
Total Multi-tenant Office	112,988	25,017	124,418	6,859	25,017	131,277	156,294	6,509	149,785
Grand Total	$7,153,206	$1,047,620	$7,983,398	$182,354	$1,047,620	$8,165,752	$9,213,372	$511,113	$8,702,259

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2015
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total (5)(6)	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Assets Held for Sale
Manufactured Housing	$1,274,643	$427,833	$1,128,594	$38,240	$427,833	$1,166,834	$1,594,667	$161,707	$1,432,960	Dec-12/Oct-15	10-30 years
Senior Housing Portfolio	648,211	87,380	751,700	3,328	87,380	755,028	842,408	14,175	828,233	May-15	40 years
Multifamily	249,709	45,089	267,769	15,409	45,089	283,178	328,267	24,095	304,172	Apr-13/Jun-13	10-30 years
Other (4)	56,561	14,999	71,391	260	14,999	71,651	86,650	16,234	70,416	Sept-05/Dec-14	40 years
Total Assets Held for Sale	$2,229,124	$575,301	$2,219,454	$57,237	$575,301	$2,276,691	$2,851,992	$216,211	$2,635,781
__________________________________________

(1)	Initial cost for U.K. properties includes foreign currency translation as of December 31, 2015.

(2)	Excludes portfolio level financing of $75 million.

(3)	Represents a leasehold interest in the property. All other properties are fee interest.

(4)	Includes borrowings of $15 million related to properties held for sale in the Griffin American portfolio,

(5)	Aggregate cost for federal income tax purposes is $12.4 billion as of December 31, 2015.

(6)	The grand total includes an allowance for operating real estate impairment of $4.9 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2015
(Dollars in Thousands)
The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Beginning balance	$10,561,057	$2,561,180	$1,538,489
Property acquisitions	3,459,006	8,057,261	1,598,837
Transfers to held for sale	(2,843,762)	—	(29,097)
Improvements	150,197	37,955	11,706
Retirements and disposals	(24,179)	(5,531)	—
Deconsolidation of N-Star CDOs	—	—	(558,755)
NRE Spin-off	(2,073,357)	(89,808)	—
Foreign currency translation	(10,687)	—	—
Allowance for impairment	(4,903)	—	—
Ending balance	$9,213,372	$10,561,057	$2,561,180
The following table presents changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Beginning balance	$349,053	$190,997	$147,943
Depreciation expense	408,825	164,924	76,127
Assets held for sale	(216,212)	—	(7,387)
Retirements and disposals	(489)	(6,347)	(1,370)
Deconsolidation of N-Star CDOs	—	—	(24,316)
NRE Spin-off	(26,420)	(521)	—
Foreign currency translation	(3,644)	—	—
Ending balance	$511,113	$349,053	$190,997

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(Dollars in Thousands)

Asset Type (10)	Location / Description(1)	Number	Interest Rate		Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Principal Amount	Carrying Value(6)(7)(8)	Principal Amount of Loans Subject to Delinquent Principal or Interest(9)
			Floating(2)	Fixed
First mortgage loans:
First Mortgage - A	Texas / Multifamily	1	—	15.00%	15-Oct	I/O	$—	$53,500	$53,500	$53,500
First Mortgage - B	California / Office	1	6.90%	—	16-Oct	I/O	—	38,750	38,882	—
First Mortgage - C	Miami / Land	1	15.00%	—	15-Jun	I/O	—	38,190	38,763	38,190
First Mortgage - D	UK / Healthcare	1	—	7.50%	22-Mar	I/O	—	49,415	49,415	—
First Mortgage - E	NY, NJ, CT / Multifamily	1	4.00%	—	16-Jan	I/O	—	28,920	28,920	—
Other first mortgage loans	Various / Various	8	0.00% to 6.00%	0.00% to 7.25%	15-Mar - 16-Dec	—	—	104,810	60,078	4,180
Subtotal first mortgage loans:		13					—	313,585	269,558	95,870

Mezzanine loans:
Other mezzanine loans	Various / Various	7	0.19% to 4.00%	0.00% to 13.00%	16-Jun - 23-Feb	—	1,141,689	33,361	29,305	—
Subtotal mezzanine loans		7					1,141,689	33,361	29,305	—

Subordinate interests
Subordinate interests - A	New York / Hotel	1	—	13.11%	23-May	I/O	—	61,750	60,926	—
Subordinate interests - B	New York / Hotel	1	6.00%	—	23-May	I/O	—	100,986	100,559	—
Other subordinate interests	Various / Various	2	2.00%	8.65% to 11.50%	16-Feb - 23-May	—	—	8,308	8,296	—
Subtotal subordinate interests		4					—	171,044	169,781	—

Corporate loans
Other term loans	Various / Various	10	—	6.36% to 13.00%	16-Jun - 29-Sept	—	—	37,364	32,830	—
Subtotal corporate loans		10					—	37,364	32,830	—
Subtotal CRE debt							1,141,689	555,354	501,474	95,870
Held for sale loans
Held for sale - A	Pennsylvania / Office	1	7.25%	—	16-Sept	I/O	—	61,500	61,263	—
Held for sale - B	New York / Industrial	1	12.22%	—	17-Jun	I/O	45,906	27,000	27,000	—
Held for sale - C	Various / Hotel	1	—	13.20%	16-Jul	I/O	62,117	54,350	54,350	—
Held for sale - D	New York / Land	1	—	14.00%	17-Oct	I/O	148,550	40,250	40,250	—
Other held for sale loans	Various / Various	3	4.00% to 5.50%	14.50%	16-Jul - 21-Apr	—	23,204	41,937	41,814	—
Subtotal CRE debt held for sale		7					279,777	225,037	224,677	—
Total		41					$1,421,466	$780,391	$726,151	$95,870
_________________________

(1)	Description of property types include condo, hotel, industrial, land, multifamily, office, retail and other.

(2)
Certain floating rate loans are subject to LIBOR floors ranging from 0.25% to 1.25%. Includes one first mortgage loan with a principal amount of $5.8 million with a spread over prime rate. All other floating rate loans are based on one-month LIBOR.

(3)	Represents initial maturity.

(4)	I/O = interest only.

(5)	The first mortgage loans on these properties are not held by the Company. Accordingly, the amounts of the prior liens at December 31, 2015 are estimated.

(6)	Individual loans each have a carrying value greater than 3% of total loans. All other loans each have a carrying value less than 3%of total loans.

(7)
There is a $2.2 million of loan loss reserve on two first mortgage loans and $1.2 million of provision for loan losses primarily related to exit fees on loans held for sale. Excludes $0.8 million of provision for loan losses relating to manufactured housing notes receivables recorded in assets of properties held for sale.

(8)	For Federal income tax purposes, the aggregate cost of investments in mortgage loans on real estate is the carrying amount, as disclosed in the schedule.

(9)	There are three loans that have principal or interest delinquencies greater than 90 days.

(10)	Includes certain loans financed in consolidated N-Star CDOs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
December 31, 2015
(Dollars in Thousands)
Reconciliation of Carrying Value of CRE Debt:

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$1,067,667	$1,031,078	$1,832,231
Additions:
Principal amount of new loans and additional funding on existing loans	199,602	323,215	806,138
Interest accretion	13,775	21,103	1,284
Acquisition cost (fees) on new loans	—	(600)	(4,032)
Premium (discount) on new loans	—	(7,078)	16,116
Amortization of acquisition costs, fees, premiums and discounts	(13,780)	11,193	28,480
Deductions:
Collection of principal	534,478	279,272	274,354
Deconsolidation of CDOs (refer to Note 17)	—	9,709	1,134,713
Provision for (reversal of) loan losses, net	3,435	2,719	(8,786)
Transfers to affiliates	—	—	115,797
Taking title to collateral	—	—	135,361
Transfer to held for sale	224,677	15,223	—
Unrealized (gain) loss on foreign currency remeasurement	2,442	2,084	(2,300)
Realized loss on foreign currency remeasurement	758	2,237	—
Ending balance	$501,474	$1,067,667	$1,031,078

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).
Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
(b) Attestation report of the registered public accounting firm.
The Company’s independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Grant Thornton LLP has issued an attestation report, which is included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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

Item 9B. Other Information
Credit Facility Amendment
In connection with the Company’s share repurchase program, on February 23, 2016, the Company and certain of its subsidiaries, in their capacity as guarantors, amended the Amended and Restated Credit and Guaranty Agreement (as amended, the “Credit Facility”), dated as of May 5, 2015, with Deutsche Bank Securities Inc., as the Sole Lead Arranger and Sole Bookrunner, Deutsche Bank AG New York Branch, as the Administrative Agent and Collateral Agent, and several other commercial bank lenders party thereto, pursuant to the Second Amendment to the Amended and Restated Credit and Guaranty Agreement (the “Second Amendment”). The Second Amendment adds an exception to the restriction on restricted junior payments (including payment of dividends) to allow up to $400 million of such payments to be made by the Company, so long as such payments are made by December 31, 2016, no default shall be continuing, no loans are outstanding both immediately before and after giving effect to such payments, no proceeds of any loans are used to make any such payments and the Company is in compliance with the financial covenants set forth in the Credit Facility. The Second Amendment also adds mandatory prepayment events based on the receipt of net proceeds from certain asset sales, issuances of equity and incurrences of indebtedness. The Second Amendment requires as a condition to any borrowing that the Total Indebtedness to Total Assets Ratio not exceed 65%, but also further extends the time period for the step-down of the maximum Total Indebtedness to Total Assets Ratio financial covenant from 70% to 65%, which was initially extended on September 28, 2015 pursuant to the Limited Consent and First Amendment to the Amended and Restated Credit and Guaranty Agreement (which amended certain financial covenants and provided lender consent for the divestiture of properties in connection with the spin-off of NorthStar Realty Europe Corp.). In connection with the execution of the Second Amendment, the aggregate amount of the revolving commitments under the Credit Facility was reduced to $250 million.
The foregoing descriptions of the Limited Consent and First Amendment to the Amended and Restated Credit and Guaranty Agreement and the Second Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which are included as Exhibits 10.40 and 10.41 hereto, respectively, and are incorporated by reference herein.

Independent Director Appointment
On February 24, 2016, the Company’s board of directors (the “Board”) elected Mr. Gregory Rush, effective on March 1, 2016, as an independent director of the Board. Concurrently with the effectiveness of the foregoing election, the size of the Board will be increased from six to seven members, until the 2016 annual meeting of stockholders of the Company, at which point the size of the Board will be reduced back to six directors who will stand for election. Concurrently with his election to the Board, Mr. Rush will be appointed to serve on the special committee of the Board, which was formed to explore a potential recombination transaction with NorthStar Asset Management Group Inc.

Mr. Rush, age 45, serves as Managing Member of Rush Capital Partners LLC (“RCP”), an investment firm he founded in September 2015 that is focused on value-add and opportunistic real estate investments in the United States and Europe. Prior to founding RCP, Mr. Rush was a Partner, Managing Director and Member of the Investment Committee at Dune Real Estate Partners, LP (“Dune”), an investment firm focused on managing a series of real estate private equity funds. Prior to joining Dune in 2005, Mr. Rush was an Executive Director in Morgan Stanley's Real Estate Investment Banking Group, which he joined in 2000. Prior to Morgan Stanley, Mr. Rush spent three years in the Real Estate Investment Banking department of Merrill Lynch. From 1993 to 1995, Mr. Rush was a financial analyst with Vornado Realty Trust, a publicly traded real estate investment trust. Mr. Rush is a Full Member of the Urban Land Institute and serves as a Vice Chair on Urban Development and Mixed Use Council (Green Flight). Mr. Rush holds a Bachelor of Arts from the University of Pennsylvania and a Master of Business Administration (with Distinction) from the Leonard N. Stern School of Business at New York University.

There are no understandings or arrangements between Mr. Rush and any other person pursuant to which Mr. Rush was elected as a director. There are no transactions regarding Mr. Rush that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Mr. Rush does not currently participate in any material plan, contract or arrangement with the Company but will be entitled to receive ordinary non-employee director compensation. Non-employee director compensation currently consists of an initial grant of equity valued at $140,000 on the date of appointment, an annual grant of equity valued at $140,000 that is issuable following the Company’s annual meeting and annual base cash compensation of $100,000. Mr. Rush will also enter into the Company’s form of indemnification agreement for directors.

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
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2015.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements and (a) 2. Financial Statement Schedules are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements
Schedule II-Valuation and Qualifying Accounts and Reserves
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2015
Schedule IV-Mortgage Loans on Real Estate as of December 31, 2015

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

Exhibit Number		Description of Exhibit
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
10.29
Mezzanine A Loan Agreement dated as of December 3, 2014, among HC Mezz 1-T, LLC, Glenwood Owner MB1-T, LLC, Glenwood Ops MB2-T, LLC, MA Owner MB1-T, LLC, MA Ops MB2-T, LLC, CCRC Owner MB1-T, LLC and CCRC Ops MB2-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.30
Mezzanine B Loan Agreement dated as of December 3, 2014, among HC Mezz 2-T, LLC, Glenwood Owner MB2-T, LLC, Glenwood Ops MB3-T, LLC, MA Owner MB2-T, LLC, MA Ops MB3-T, LLC, CCRC Owner MB2-T, LLC and CCRC Ops MB3-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.31
Mezzanine C Loan Agreement dated as of December 3, 2014, among HC Mezz 3-T, LLC, Glenwood Owner MB3-T, LLC, Glenwood Ops MB4-T, LLC, MA Owner MB3-T, LLC, MA Ops MB4-T, LLC, CCRC Owner MB3-T, LLC and CCRC Ops MB4-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.32
Umbrella Agreement, dated December 22, 2014, by and among Prime Holdco C-T, S.à r.l., Prime GER Drehbahn - T S.à r.l., Prime GER Valentinskamp - T S.à r.l. and Trias Pool II A - T S.à r.l., as Buyers, and SEB Investment GmbH (“SEB”), SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), as Sellers (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.33
Umbrella Sale and Purchase Agreement, dated as of February 16, 2015, between SEB Investment GmbH, SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), collectively as the Sellers, and certain subsidiaries of the Company listed therein, as Buyers (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on February 20, 2015)

10.34
Confirmation of Registered Forward Transaction, dated March 2, 2015, by and among the Company, the Forward Seller and the Forward Counterparty, including the First Amendment thereto dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 6, 2015)

10.35
Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, certain subsidiaries of parent guarantor, as guarantors, the various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.36
Second Amendment to Registered Forward Transaction, dated August 31, 2015, by and among the Company, the Forward Seller and the Forward Counterparty (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 1, 2015)

10.37
First Amendment to the Amended and Restated Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of November 1, 2015 (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.38
Separation Agreement, dated as of October 31, 2015, between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp.(incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.39
Contribution Agreement, dated as of October 31, 2015, between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.40*
Limited Consent and First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of September 28, 2015, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, and certain subsidiaries of NorthStar Realty Finance Corp., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, with the consent of the requisite lenders, with reference to that certain Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015

10.41*
Second Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of February 23, 2016, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, and certain subsidiaries of NorthStar Realty Finance Corp., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, with the consent of the requisite lenders, with reference to that certain Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015

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
The following materials from the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	February 29, 2016	By:	/s/ JONATHAN A. LANGER
Name: Jonathan A. Langer
Title: Chief Executive Officer and President
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

Signature	Title	Date
/s/ DAVID T. HAMAMOTO	Chairman	February 29, 2016
David T. Hamamoto

/s/ JONATHAN A. LANGER	Chief Executive Officer and President	February 29, 2016
Jonathan A. Langer	(Principal Executive Officer)

/s/ DEBRA A. HESS	Chief Financial Officer	February 29, 2016
Debra A. Hess	(Principal Financial Officer and Principal Accounting Officer)

/s/ JUDITH A. HANNAWAY	Director	February 29, 2016
Judith A. Hannaway

/s/ WESLEY D. MINAMI	Director	February 29, 2016
Wesley D. Minami

/s/ LOUIS J. PAGLIA	Director	February 29, 2016
Louis J. Paglia

/s/ CHARLES W. SCHOENHERR	Director	February 29, 2016
Charles W. Schoenherr

/s/ ALBERT TYLIS	Director	February 29, 2016
Albert Tylis