Form 10-K/A
period 2015-12-31
NORTHSTAR REALTY FINANCE CORP.
filed 2016-04-28
CIK 1273801

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015, was $5,500,532,003, which does not reflect our market value after the spin-off which occurred after market close on October 31, 2015. As of April 27, 2016, the registrant had issued and outstanding 180,491,564 shares of common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

NorthStar Realty Finance Corp. (the “Company,” “NRF,”  “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 (the “Original Filing”), to include information required by Items 10 through 14 of Part III of Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

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
FORM 10-K/A
(Amendment No. 1)

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS
Our board of directors (our “Board of Directors” or “Board”) presently consists of seven members. Stockholders vote on the election of our directors on an annual basis.  All of our directors, except for Mr. Rush and Mr. Tylis, were elected by the stockholders at the 2015 annual meeting of stockholders. Our directors are currently serving on our Board for a term ending at the 2016 annual meeting of stockholders and until their successors are duly elected and qualified.
Our executive officers are appointed annually by our Board and serve at the discretion of our Board.
The following sets forth certain information concerning our Board of Directors and executive officers. The directors and executives listed below are leaders in business as well as in the real estate and financial communities because of their intellectual acumen and analytic skills, strategic vision and their records of outstanding accomplishments over several decades. We believe that each director has been appointed in part because of his or her ability and willingness to understand our unique position and evaluate and implement our strategies.
The information below includes each director’s and executive officer’s name, principal occupation, business history and certain other information, including, for directors, the specific experience, qualifications, attributes and skills that led our Board to conclude that each such person should serve as a director of our company.

NAME	AGE	POSITION
David T. Hamamoto	56	Chairman; Executive Chairman, NSAM
Judith A. Hannaway	64	Independent Director
Wesley D. Minami	59	Independent Director
Louis J. Paglia	58	Independent Director
Gregory Z. Rush	45	Independent Director
Charles W. Schoenherr	56	Independent Director
Albert Tylis	42	Member of our Board; CEO and President, NSAM
Daniel R. Gilbert	46	Chief Investment and Operating Officer, NSAM Ltd
Jonathan Langer	46	Chief Executive Officer and President
Debra A. Hess	52	Chief Financial Officer
Ronald J. Lieberman	46	Executive Vice President, General Counsel and Secretary

David T. Hamamoto. Mr. Hamamoto is our Chairman, a position he has held since October 2007 (having previously served as a director since October 2003). Mr. Hamamoto previously served as our Chief Executive Officer from October 2004 until August 2015 and as President from October 2004 until April 2011. Mr. Hamamoto also serves as Executive Chairman of NorthStar Asset Management Group Inc. (“NSAM”), a position has held since August 2015 and maintains as co-employee, having previously served as its Chairman and Chief Executive Officer from January 2014 until August 2015. Mr. Hamamoto has been Chairman of the board of directors of NorthStar Realty Europe Corp. (“NorthStar Europe”) since October 2015 and has served as one of its directors since June 2015. Additionally, since December 2013, Mr. Hamamoto serves as a member of the advisory committee of RXR Realty LLC (“RXR Realty”), a leading real estate operating and investment management company focused on high-quality real estate investments in the New York Tri-State area and a co-sponsor of NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR”). Mr. Hamamoto also serves as a member of the executive committee of Island Hospitality Management Inc. since January 2015. Mr. Hamamoto previously served as Chairman of NorthStar Real Estate Income Trust, Inc. (“NS Income”) from February 2009 until August 2015 and served as its Chief Executive Officer from February 2009 until January 2013. In addition, Mr. Hamamoto served as Chairman of NorthStar Healthcare Income, Inc. (“NS Healthcare”) from January 2013 until January 2014, and of NorthStar Real Estate Income II, Inc. (“NS Income II”) from December 2012 until August 2015. Mr. Hamamoto also served as Co-Chairman of NorthStar/RXR from March 2014 until August 2015. Previously, Mr. Hamamoto served as Executive Chairman from March 2011 until November 2012, and as Chairman, from February 2006 until March 2011, of the board of directors of Morgans Hotel Group Co. In July 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., for which he served as Co-Chief Executive Officer until October 2004. From 1983 to 1997, Mr. Hamamoto worked for Goldman, Sachs & Co. where he was co-head of the Real Estate Principal Investment Area and general partner of the firm between 1994 and 1997. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Mr. Hamamoto holds a Bachelor of Science from Stanford University in Palo Alto, California and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania in Philadelphia, Pennsylvania.
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
Judith A. Hannaway. Ms. Hannaway has been one of our independent directors since September 2004. Ms. Hannaway also serves as an independent director of NSAM and NorthStar Europe, positions she has held since June 2014 and October 2015, respectively. During the past five years, Ms. Hannaway has acted as a consultant to various financial institutions. Prior to acting as a consultant, Ms. Hannaway was previously employed by Scudder Investments, a wholly-owned subsidiary of Deutsche Bank Asset Management, as a Managing Director. Ms. Hannaway joined Scudder Investments in 1994 and was responsible for Special Product Development including closed-end funds, off shore funds and REIT funds. Prior to joining Scudder Investments, Ms. Hannaway was employed by Kidder Peabody & Co. Incorporated as a Senior Vice President in Alternative Investment Product Development. She joined Kidder Peabody & Co. Incorporated in 1980 as a Real-Estate Product Manager. Ms. Hannaway holds a Bachelor of Arts from Newton College of the Sacred Heart and a Master of Business Administration from Simmons College Graduate Program in Management.
Ms. Hannaway has had significant experience at major financial institutions and has broad ranging financial services expertise and experience in the areas of financial reporting, risk management and alternative investment products. Ms. Hannaway’s financial related experience qualifies her to serve as a director of the Company.
Wesley D. Minami. Mr. Minami has been one of our independent directors since September 2004. Mr. Minami also serves as an independent director of NSAM and NorthStar Europe, positions he has held since June 2014 and October 2015, respectively. Mr. Minami served as President of Billy Casper Golf LLC from 2003 until March 2012, at which time he ceased acting as President and began serving as Principal. From 2001 to 2002, he served as President of Charles E. Smith Residential Realty, Inc., a REIT that was listed on the NYSE. In this capacity, Mr. Minami was responsible for the development, construction, acquisition and property management of over 22,000 high-rise apartments in five major U.S. markets. He resigned from this position after completing the transition and integration of Charles E. Smith Residential Realty, Inc. from an independent public company to a division of Archstone-Smith Trust, an apartment company that was listed on the NYSE. From 1997 to 2001, Mr. Minami worked as Chief Financial Officer and then Chief Operating Officer of Charles E. Smith Residential Realty, Inc. Prior to 1997, Mr. Minami served in various financial service capacities for numerous entities, including Ascent Entertainment Group, Comsat Corporation, Oxford Realty Services Corporation and Satellite Business Systems. Mr. Minami holds a Bachelor of Arts in Economics, with honors, from Grinnell College and a Master of Business Administration in Finance from the University of Chicago.
Mr. Minami, who has served as President of a publicly traded REIT, chief financial officer and chief operating officer of a real estate company and in various financial service capacities, brings corporate finance, operations, public company and executive leadership expertise to our Board. Mr. Minami’s diverse experience, real estate background and understanding of financial statements qualify him to serve as a director of the Company.
Louis J. Paglia. Mr. Paglia has been one of our independent directors since February 2006. Mr. Paglia also serves as an independent director of NSAM, a position he has held since June 2014. Mr. Paglia also serves as a director of Arch Capital Group Ltd. (NASDAQ: ACGL), a position he has held since July 2014. Mr. Paglia is the founding member of Oakstone Capital LLC, a private investment firm, since January 2016. He previously founded Customer Choice LLC in April 2010, a data analytics company serving the electric utility industry. From April 2002 to March 2006, Mr. Paglia was the Executive Vice President of UIL Holdings Corporation, an electric utility, contracting and energy infrastructure company. Mr. Paglia was also President of UIL Holdings’ investment subsidiaries. From July 2002 through April 2005, Mr. Paglia also served as UIL Holdings’ Chief Financial Officer. From 1999 to 2001, Mr. Paglia was Executive Vice President and Chief Financial Officer of eCredit.com, a credit evaluation software company Prior to 1999, Mr. Paglia served as the Chief Financial Officer for TIG Holdings Inc. and Emisphere Technologies, Inc. Mr. Paglia holds a Bachelor of Science from Massachusetts Institute of Technology and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania.
Mr. Paglia brings a career of broad ranging financial expertise, having held several chief financial officer positions, including at three public companies. Mr. Paglia’s extensive accounting, finance and risk management expertise qualify him to serve as a director of the Company.
Gregory Z. Rush. Mr. Rush has been one of our independent directors since March 2016. Mr. Rush currently serves as Managing Member of Rush Capital Partners LLC (“RCP”), an investment firm he founded in September 2015 that is focused on value-add and opportunistic real estate investments in the United States and Europe. Prior to founding RCP, Mr. Rush was a Partner, Managing Director and Member of the Investment Committee at Dune Real Estate Partners, LP (“Dune”), an investment firm focused on managing a series of real estate private equity funds. Prior to joining Dune in 2005, Mr. Rush was an Executive Director in Morgan Stanley's Real Estate Investment Banking Group, which he joined in 2000. Prior to Morgan Stanley, Mr. Rush spent three years in the Real Estate Investment Banking department of Merrill Lynch & Co. “Merrill Lynch”). From 1993 to 1995, Mr. Rush was a financial analyst with Vornado Realty Trust, a publicly traded REIT. Mr. Rush is a Full Member of the Urban Land Institute and serves as a Vice Chair on Urban Development and Mixed Use Council (Green Flight). Mr. Rush holds a Bachelor of Arts from the University of Pennsylvania and a Master of Business Administration (with Distinction) from the Leonard N. Stern School of Business at New York University.
Mr. Rush’s substantial real estate investment and asset management experience, along with his in-depth knowledge of finance, accounting and capital markets, qualify him to serve as a director of the Company.

Charles W. Schoenherr. Mr. Schoenherr has been one of our independent directors since June 2014. Mr. Schoenherr also serves as an independent director of NorthStar Europe, a position he has held since October 2015. Mr. Schoenherr serves as Managing Director of Waypoint Residential, LLC which invests in multifamily properties in the Sunbelt. He has served in this capacity since January 2011 and is responsible for sourcing acquisition opportunities and raising capital. Mr. Schoenherr also serves as an independent director of NS Income II, a position he has held since December 2012. Mr. Schoenherr previously served as an independent director of NS Income from January 2010 to October 2015. From June 2009 until January 2011, Mr. Schoenherr served as President of Scout Real Estate Capital, LLC, a full service real estate firm that focuses on acquiring, developing and operating hospitality assets, where he was responsible for managing the company’s properties and originating new acquisition and asset management opportunities. Prior to joining Scout Real Estate Capital, LLC, Mr. Schoenherr was the managing partner of Elevation Capital, LLC, where he advised real estate clients on debt and equity restructuring and performed due diligence and valuation analysis on new acquisitions between November 2008 and June 2009. Between September 1997 and October 2008, Mr. Schoenherr served as Senior Vice President and Managing Director of Lehman Brothers’ Global Real Estate Group, where he was responsible for originating debt, mezzanine and equity transactions on all major property types throughout the United States. During his career he has also held senior management positions with GE Capital Corporation, GE Investments, Inc. and KPMG LLP, where he also practiced as a certified public accountant. Mr. Schoenherr currently serves on the Board of Trustees of Iona College and is on its Real Estate and Investment Committees. Mr. Schoenherr holds a Bachelor of Business Administration in Accounting from Iona College and a Master of Business Administration in Finance from the University of Connecticut.
Mr. Schoenherr’s knowledge of the real estate investment and finance industries, including extensive experience originating debt, mezzanine and equity transactions, qualify him to serve as a director of the Company.
Albert Tylis. Mr. Tylis has been a member of our board of directors since August 2015. Prior to his current position, Mr. Tylis served as our President from January 2013 until August 2015, Co-President from April 2011 until January 2013, Chief Operating Officer from January 2010 until January 2013, Secretary from April 2006 until January 2013, and an Executive Vice President and General Counsel from April 2006 until April 2011. Mr. Tylis also serves as Chief Executive Officer and President of NSAM since August 2015 and January 2014, respectively, positions he maintains as a co-employee. Mr. Tylis has also served as a member of NSAM’s board of directors since August 2015. Mr. Tylis has served as a member of the board of directors of NorthStar Europe since October 2015. Mr. Tylis served as Chief Operating Officer of NS Income from October 2010 until January 2013. He has further served as Chairman of the board of directors of NS Healthcare from April 2011 until January 2013. Prior to joining our company, Mr. Tylis was the Director of Corporate Finance and General Counsel of ASA Institute and from September 1999 through February 2005, Mr. Tylis was a senior attorney at the law firm of Bryan Cave LLP, where he was a member of the Corporate Finance and Securities Group, the Transactions Group, the Banking, Business and Public Finance Group and supported the firm’s Real Estate Group. Additionally, Mr. Tylis has served as a member of the advisory committee of RXR Realty since December 2013. Mr. Tylis holds a Bachelor of Science from the University of Massachusetts at Amherst and a Juris Doctor from Suffolk University Law School.
As the Chief Executive Officer and President of NSAM and as one of our board members and our former President, Mr. Tylis’s senior executive experience and deep knowledge of our operations and business strengthen the Company’s board of directors’ collective qualifications, skills and experience, which qualifies him to serve as a director of the Company.
Daniel R. Gilbert. Mr. Gilbert has served as our Chief Investment and Operating Officer since January 2013. Mr. Gilbert also serves as Chief Investment and Operating Officer of NorthStar Asset Management Group, Ltd, a subsidiary of NSAM, a position he has held since June 2014 and maintains as a co-employee. Mr. Gilbert serves as the Chairman, Chief Executive Officer and President of NS Income, positions he has held since August 2015, January 2013 and March 2011, respectively. Mr. Gilbert further serves as Chairman, Chief Executive Officer and President of NS Income II, positions he has held since December 2012 and, with respect to his role as Chairman, since August 2015. Mr. Gilbert has also served as the Executive Chairman of NS Healthcare since January 2014, having previously served as Chief Executive Officer from August 2012 to January 2014 and Chief Investment Officer from October 2010 to February 2012. Mr. Gilbert further serves as the Co-Chairman, Chief Executive Officer and President of NorthStar/RXR, positions he has held since March 2014 and, with respect to his role as Co-Chairman, since August 2015. Mr. Gilbert has also served as Chairman, Chief Executive Officer and President of NorthStar Corporate Income Master Fund and its two feeder funds (collectively, “NorthStar Corporate Income Fund”), positions he has held since November 2015 and, with respect to his role as Chairman, since January 2016. Prior to his current role at our company, Mr. Gilbert served as its Co-President from April 2011 until January 2013 and in various other senior management positions since our initial public offering in October 2004. Mr. Gilbert also served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital Investment Corp. Prior to that role, Mr. Gilbert was with Merrill Lynch in its Global Principal Investments and Commercial Real Estate Department and prior to joining Merrill Lynch, held accounting and legal-related positions at Prudential Securities Incorporated. Mr. Gilbert holds a Bachelor of Arts degree from Union College in Schenectady, New York.
Jonathan A. Langer. Mr. Langer has served as our Chief Executive Officer and President since August 2015. Previously, Mr. Langer had been a Partner at Fireside Investments, a private investment firm, from 2012 to January 2015. Mr. Langer had also served as a consultant to Morgans Hotel Group Co. (NASDAQ: MHGC) and its special transaction committee from May 2015 to September 2015, having previously served as a member of MHGC’s board of directors from June 2013 to May 2015. From 1994 to 2009, Mr. Langer was employed at Goldman, Sachs & Co., where he primarily worked as a Partner in its Real

Estate Principal Investment Area (REPIA), which, among other activities, oversaw the Whitehall Funds. Mr. Langer’s responsibilities at Goldman, Sachs & Co. included overseeing REPIA’s North American real estate and global lodging investment efforts. During his tenure at Goldman, Sachs & Co., Mr. Langer also served on the boards of various companies, such as Icon Parking and Westin Hotels and Resorts. Following Goldman, Sachs & Co, Mr. Langer joined Bain Capital, where he worked in private equity investing for its North American region during 2010 and 2011. Mr. Langer has previously served as a member of the board of directors of Kerzner International Resorts, Inc., Hilton Hotels & Resorts and Strategic Hotel Hotels & Resorts, Inc. Mr. Langer holds a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania.
Debra A. Hess. Ms. Hess has served as our Chief Financial Officer since July 2011. Ms. Hess also serves as Chief Financial Officer of NSAM, a position she has held since January 2014 and maintains as a co-employee. Until August 2015, Ms. Hess served as Chief Financial Officer and Treasurer of NS Income, NS Healthcare, NS Income II and NorthStar/RXR, positions she had held from October 2011, March 2012, December 2012 and March 2014, respectively. Ms. Hess also served as Interim Chief Financial Officer of NorthStar Europe from June 2015 to November 2015. Ms. Hess has significant financial, accounting and compliance experience at public companies. Ms. Hess previously served as Chief Financial Officer and Compliance Officer of H/2 Capital Partners, where she was employed from August 2008 to June 2011. From March 2003 to July 2008, Ms. Hess was a managing director at Fortress Investment Group, where she also served as Chief Financial Officer of Newcastle Investment Corp., a Fortress portfolio company and a NYSE-listed alternative investment manager. From 1993 to 2003, Ms. Hess served in various positions at Goldman, Sachs & Co., including as Vice President in Goldman Sachs’ Principal Finance Group and as a Manager of Financial Reporting in Goldman Sachs’ Finance Division. Prior to 1993, Ms. Hess was employed by Chemical Banking Corporation in the corporate credit policy group and by Arthur Andersen & Company as a supervisory senior auditor. Ms. Hess holds a Bachelor of Science in Accounting from the University of Connecticut in Storrs, Connecticut and a Master of Business Administration in Finance from New York University in New York, New York.
Ronald J. Lieberman. Mr. Lieberman has served as our Executive Vice President, General Counsel and Secretary since April 2012, April 2011 and January 2013, respectively. Mr. Lieberman also serves as Executive Vice President, General Counsel and Secretary of NSAM, positions he has held since January 2014 and maintains as a co-employee. Mr. Lieberman has served as Executive Vice President, General Counsel and Secretary of NS Healthcare since January 2013, April 2011 and April 2011, respectively. Mr. Lieberman also serves as Executive Vice President, General Counsel and Secretary for NorthStar/RXR, positions he has held since March 2014. In addition, Mr. Lieberman has served as Executive Vice President, General Counsel and Secretary of NorthStar Corporate Income Fund since November 2015. Mr. Lieberman further serves on the Executive Committee of American Healthcare Investors, LLC. In addition, since February 2016, Mr. Lieberman has served as a member of the board of directors of Griffin-American Healthcare REIT IV, Inc. Until August 2015, Mr. Lieberman had served as General Counsel and Secretary of NS Income and NS Income II from October 2011 and December 2012, respectively, and as Executive Vice President of each of these companies from January 2013 and March 2013, respectively. Prior to joining our company, Mr. Lieberman was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Lieberman practiced at Hunton & Williams from September 2000 until March 2011 where he advised numerous REITs and specialized in capital markets transactions, mergers and acquisitions, securities law compliance, corporate governance and other board advisory matters. Prior to joining Hunton & Williams, Mr. Lieberman was the associate general counsel at Entrade, Inc., during which time Entrade was a public company listed on the NYSE. Mr. Lieberman began his legal career at Skadden, Arps, Slate, Meagher and Flom LLP. Mr. Lieberman holds a Bachelor of Arts, Master of Business Administration and Juris Doctor, each from the University of Michigan in Ann Arbor, Michigan.
CORPORATE GOVERNANCE
CORPORATE GOVERNANCE GUIDELINES AND CODE OF ETHICS
We are committed to good corporate governance practices and, as such, we have adopted our Corporate Governance Guidelines and Codes of Ethics discussed below to enhance our effectiveness. These guidelines and codes are available on our website at www.nrfc.com under the heading “Investor Relations—Corporate Governance.” You can also receive a copy of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, without charge, by writing to the General Counsel at NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022.
Our Corporate Governance Guidelines are designed to assist our Board in exercising its responsibilities. Our Corporate Governance Guidelines govern, among other things, Board composition, Board member qualifications, responsibilities and education, management succession and self-evaluation. Our Code of Business Conduct and Ethics relates to the conduct of our business by our employees, officers and directors. We intend to maintain high standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. Specifically, among other things, our Code of Business Conduct and Ethics prohibits employees from providing gifts, meals or anything of value to government officials or employees or members of their families without prior written approval from the Company’s General Counsel. We have also adopted a Code of Ethics for Senior Financial Officers, which applies to our Chief Executive Officer, Chief Financial Officer and all other senior financial officers of our company. We will disclose any amendments or waivers from the Code of Ethics for Senior Financial Officers on our website.

DIRECTOR INDEPENDENCE
Of our seven directors, our Board affirmatively determined that Messrs. Minami, Paglia, Rush and Schoenherr and Ms. Hannaway are independent under the NYSE listing standards. In determining director independence, our Board reviewed, among other things, any transactions or relationships that currently exist or that have existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors, independent auditors or members of senior management. In particular, our Board reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. Our Board also considered the participation of each director on boards of directors of other companies that are also managed by NSAM. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests under the NYSE rules for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent.
BOARD LEADERSHIP STRUCTURE
Our Board believes it is important to select its Chairman and the Company’s Chief Executive Officer in the manner it considers to be in the best interests of the Company at any given point in time. The members of our Board possess considerable business experience and in-depth knowledge of the issues the Company faces, and are therefore in the best position to evaluate the needs of the Company and how best to organize the Company’s leadership structure to meet those needs. Accordingly, the Chairman and Chief Executive Officer positions may be filled by one individual or by two different individuals. After careful consideration, our Board believes that the most effective leadership structure for the Company at this time is to separate the roles of Chairman and Chief Executive Officer. Currently, Mr. Hamamoto serves as Chairman of the Board and Mr. Langer serves as our Chief Executive Officer. With Mr. Hamamoto as Chairman of our Board, we are able to continue to benefit from his experience, knowledge, leadership and vision, which Mr. Hamamoto has provided since founding our company in 2003 and serving as our Chairman since our initial public offering in 2004. Our Board appointed Mr. Langer as our Chief Executive Officer in August 2015. Our Board believes that having a Chief Executive Officer with extensive real estate industry knowledge and relationships such as Mr. Langer and who is dedicated to our business currently best serves the interests of the Company. Our Board continually evaluates the Company’s leadership structure and could in the future decide to combine the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of the Company.
To promote the independence of our Board and appropriate oversight of management, the independent directors select a Lead Non-Management Director, currently Mr. Minami, to facilitate free and open discussion and communication among the independent directors of our Board and management. The Lead Non-Management Director presides at all executive sessions at which only non-management directors are present. These meetings are held in conjunction with the regularly scheduled quarterly meetings of our Board, but may be called at any time by our Lead Non-Management Director or any of our other independent directors. In 2015, our independent directors met six times in executive session without management present following Board meetings and met outside of regularly scheduled Board meetings on a number of occasions. Our Lead Non-Management Director sets the agenda for these meetings and discusses issues that arise during those meetings with our Chairman and Chief Executive Officer, as appropriate. Our Lead Non-Management Director also discusses Board meeting agendas with our Chairman and Secretary and may request the inclusion of additional agenda items for meetings of our Board. As provided in our Corporate Governance Guidelines, the individual who serves as the Lead Non-Management Director is expected to rotate every two years.
BOARD’S ROLE IN RISK OVERSIGHT
Risk is inherent with every business and how well a business manages risk can ultimately determine its success. Our management team is responsible for our risk exposures on a day-to-day basis by identifying the material risks we face, implementing appropriate risk management strategies that are responsive to our risk profile, integrating consideration of risk and risk management into our decision-making process and, if necessary, promulgating policies and procedures to ensure that information with respect to material risks is transmitted to our Board. Our Board, as a whole and through its committees, has the responsibility to oversee and monitor these risk management processes by informing itself of material risks and evaluating whether management has reasonable controls in place to address the material risks; our Board is not responsible, however, for defining or managing our various risks. Our Board is regularly informed by management of potential material risks and activities related to those risks at Board meetings. Members of our management team generally attend all Board meetings and are readily available to our Board to address any questions or concerns raised by our Board on risk management and any other matters.
MAJORITY VOTING STANDARD POLICY FOR ELECTION OF DIRECTORS
Our Corporate Governance Guidelines provide that in any non-contested election of directors, any director nominee who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall promptly tender his or her offer to resign to the Board for its consideration. The Nominating and Corporate Governance Committee will consider such offer and recommend to the Board whether to accept the offer to resign. No later than the next regularly scheduled Board meeting to be held at least ten days after the date of the election, the Board will decide whether to accept the offer to resign. The Board will promptly and publicly disclose its decision, which may be on the Company’s website or by other means. If the resignation is not accepted, the director will continue to serve until the next annual meeting of stockholders and until the director’s successor is duly elected and qualified or until the director’s earlier resignation or removal. The Nominating and

Corporate Governance Committee and the Board may consider any factors they deem relevant in deciding whether to accept a director’s resignation.
DIRECTORS OFFER OF RESIGNATION POLICY
Our Corporate Governance Guidelines provide that, whenever a member of our Board accepts a position with a company that is competitive to the Company’s business or violates our Code of Ethics, Corporate Governance Guidelines or any other Company policy applicable to members of our Board, such Board member must offer his or her resignation to the Nominating and Corporate Governance Committee for its consideration. The Nominating and Corporate Governance Committee will consider the resignation offer, giving due consideration to all relevant factors that it deems appropriate under the circumstances, including, without limitation, any requirement of the NYSE or any rule or regulation promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will recommend to our Board the action to be taken with respect to any such resignation offer.
DIRECTOR NOMINATION PROCEDURES
The Nominating and Corporate Governance Committee generally believes that, at a minimum, candidates for membership on our Board should have demonstrated an ability to make a meaningful contribution to our Board’s oversight of our business and affairs and have a record and reputation for honest and ethical conduct. The Nominating and Corporate Governance Committee recommends director nominees to our Board based on, among other things, its evaluation of a candidate’s experience and skills, relevant industry background and knowledge, integrity, ability to make independent analytical inquiries and a willingness to devote adequate time and effort to Board responsibilities. The Nominating and Corporate Governance Committee does not have a specific diversity policy with respect to its director nomination process, but strives to create diversity in perspective, background and experience in our Board as a whole and seeks to have our Board nominate candidates who have such diverse perspectives, backgrounds and experiences.
When seeking to identify and recommend qualified candidates to the Board for Board membership, the Nominating and Corporate Governance Committee may solicit recommendations from members of the Board, our executive officers and any other source it deems appropriate, including firms, engaged at our expense, that specialize in identifying director candidates. The Nominating and Corporate Governance Committee will also consider candidates recommended by stockholders in accordance with the procedures in our bylaws.
The Nominating and Corporate Governance Committee anticipates that once a person has been identified as a potential candidate, the Nominating and Corporate Governance Committee will collect and review publicly-available information regarding such person to assess whether the person should be considered further. If the Nominating and Corporate Governance Committee determines that the candidate warrants further consideration, the chairman or another member of the Nominating and Corporate Governance Committee will contact the person. If the person expresses a willingness to be considered and to serve on our Board, the Nominating and Corporate Governance Committee will request information from the candidate, review the person’s accomplishments and qualifications, including in light of any other candidates that the Nominating and Corporate Governance Committee might be considering and conduct one or more interviews with the candidate. In certain instances, members of the Nominating and Corporate Governance Committee may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments.
COMMUNICATIONS WITH THE BOARD
Our Board has established a process to receive communications from interested parties, including stockholders. Interested parties may contact the Lead Non-Management Director, any member or all members of our Board by writing to any of them at c/o General Counsel at NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022. All such communications received by the office of our General Counsel will be opened solely for the purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service or patently offensive material will be forwarded promptly to the addressee(s).
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership of such securities on Forms 3, 4 and 5 with the SEC. Officers, directors and persons who own more than 10% of a registered class of our equity securities are required to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms we received or written representations from certain reporting persons that no filings on such forms were required for those persons, we believe that all such filings required to be made during and with respect to the fiscal year ended December 31, 2015 by Section 16(a) of the Exchange Act were timely made.

INFORMATION ABOUT OUR BOARD OF DIRECTORS AND ITS COMMITTEES
During the year ended December 31, 2015, our Board met on 12 occasions. Each director then serving attended at least 75% of the aggregate number of meetings of our Board and of all committees on which he or she served.
We do not currently maintain a policy requiring our directors to attend the annual meeting of stockholders. Mr. Hamamoto and Mr. Tylis attended the 2015 annual meeting of stockholders.
Our Board has appointed an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these standing committees has adopted a committee charter, which is available on our website at www.nrfc.com under the heading “Investor Relations—Corporate Governance” or by writing to the General Counsel at NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022 to request a copy, without charge. Each committee of our Board is composed exclusively of independent directors, as defined by the listing standards of the NYSE. Moreover, the Compensation Committee is composed exclusively of individuals referred to as “non-employee directors” in Rule 16b-3 of the Exchange Act, and “outside directors” in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
In addition, on February 25, 2016, our Board formed a Special Committee to evaluate a potential recombination transaction with NSAM. Each member of the special committee is independent and not on the board of NSAM.
The following table shows the current membership of the various committees:

COMMITTEE MEMBERSHIPS
	AUDIT COMMITTEE	COMPENSATION COMMITTEE	NOMINATING AND CORPORATE GOVERNANCE COMMITTEE	SPECIAL COMMITTEE
INDEPENDENT DIRECTOR
Judith A. Hannaway	—	M	M	—
Wesley D. Minami(1)	M, E	—	C	—
Louis J. Paglia	C, E	M	—	—
Gregory Z. Rush	—	—	—	M
Charles W. Schoenherr	M, E	C	M	M
NUMBER OF MEETINGS HELD IN 2015	10	5	4	—

C	Committee Chair	M	Committee Member	E	Audit Committee Financial Expert
(1) Lead Non-Management Director

AUDIT COMMITTEE
Our Board has determined that all three members of the Audit Committee are independent and financially literate under the rules of the NYSE and are “audit committee financial experts,” as that term is defined by the SEC. The Audit Committee is responsible for, among other things, engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and assisting our Board in its oversight of our internal controls over financial reporting.
NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Our Board has determined that all members of the Nominating and Corporate Governance Committee are independent under the rules of the NYSE. The Nominating and Corporate Governance Committee is responsible for, among other things, seeking, considering and recommending to our Board qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting. It also periodically prepares and submits to our Board for adoption the Nominating and Corporate Governance Committee’s selection criteria for director nominees. It reviews and makes recommendations on matters involving the general operation of our Board and our corporate governance and annually recommends to our Board nominees for each committee of our Board. In addition, the Nominating and Corporate Governance Committee annually facilitates the assessment of our Board’s performance as a whole and of the individual directors and reports thereon to our Board.

COMPENSATION COMMITTEE
Our Board has determined that all members of the Compensation Committee are independent under the rules of the NYSE. The Compensation Committee is responsible for, among other things, determining compensation for our executive officers, administering and monitoring our equity compensation plans, evaluating the performance of our executive officers and producing an annual report on executive compensation for inclusion in our annual meeting proxy statement. The Compensation Committee may delegate some or all of its duties to a subcommittee comprising one or more members of the Compensation Committee. The Compensation Committee reviews and approves proposals made by our Chief Executive Officer regarding total compensation of senior executives. With that said, the role of the Compensation Committee has changed meaningfully since we completed the spin-off of our asset management business into a separate publicly traded company, NSAM, in the form of a tax-free distribution, which we refer to as the NSAM Spin-off. Substantially all of the compensation of our executive officers is determined by NSAM. Furthermore, we have a contractual obligation to issue long-term equity grants determined by NSAM. Consequently, the Compensation Committee has limited influence on the compensation of our executive officers. The Compensation Committee Report is included later within this Annual Report.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
There are no Compensation Committee interlocks or employee participation on the Compensation Committee.
DIRECTORS COMPENSATION
DETERMINATION OF COMPENSATION AWARDS
The Nominating and Corporate Governance Committee has responsibility for making recommendations to our Board regarding non-employee director compensation. Our goal is the creation of a reasonable and balanced Board compensation program that aligns the interests of our Board with those of our stockholders. We use a combination of cash and stock-based compensation to attract and retain highly-qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us, the skill-level required by us of members of our Board and competitive pay practice data. The Nominating and Corporate Governance Committee discusses its recommendations with our Chief Executive Officer and ultimately makes a recommendation to our Board with respect to all non-employee director compensation. In 2015, the Nominating and Corporate Governance Committee engaged a compensation consultant, FTI Consulting, Inc., to assist it in reviewing competitive practice data regarding non-employee director compensation and to advise it in connection with making recommendations to our Board with respect to the amount and form of such compensation.
NON-EMPLOYEE DIRECTORS
Our non-employee directors’ fees are as follows: (i) board members receive an annual director’s cash retainer fee of $100,000; (ii) the chairperson of the Audit Committee receives an additional annual fee of $35,000; (iii) the chairpersons of the Compensation Committee and Nominating and Corporate Governance Committee receive an additional annual fee of $30,000; (iv) members of the Audit Committee (other than the chairperson) receive an additional annual fee of $20,000; (v) members of the Compensation Committee and Nominating and Corporate Governance Committee (other than the chairpersons) receive an additional annual fee of $15,000; (vi) the Lead Non-Management Director of our Board receives an additional annual fee of $50,000; (vii) each Board member receives an additional $1,000 for attendance at Board meetings in excess of ten meetings per year; and (viii) each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receives an additional $1,000 for attendance at each committee meeting that exceeds six meetings per year.
In connection with their re-election to the Board, our non-employee directors automatically receive equity awards with a value of approximately $140,000. These annual equity awards are granted on the first business day following each annual meeting of our stockholders and are fully vested upon grant.
We will also automatically grant to any person who first becomes a non-employee director an initial equity award with a value of approximately $140,000. These initial equity awards are granted on the date such non-employee director first becomes a director and generally vest annually over a period of three years from the date of grant.
Equity awards to our non-employee directors may be in the form of restricted common stock, restricted stock units (“RSUs”) or units of partnership interest which are structured as profits interest in our operating partnership (“LTIP units”). The actual number of shares, RSUs or LTIP units that we grant is determined by dividing the fixed value of the grant by the closing sale price of our common stock on the NYSE on the grant date. In 2015, non-employee director equity awards were issued in the form of LTIP units; however, our Compensation Committee expects that, going forward, equity awards may be issued only in the form of either restricted common stock or RSUs.
In addition, members of the Special Committee receive a fee of $30,000 per month for the six-month period beginning on January 13, 2016.

DIRECTOR COMPENSATION FOR 2015
The following table provides information concerning the compensation of our non-employee directors for 2015:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(1)	TOTAL ($)
Judith A. Hannaway	$132,000	$140,000	$272,000
Wesley D. Minami	$206,000	$140,000	$346,000
Louis J. Paglia	$156,000	$140,000	$296,000
Gregory Z. Rush(2)	—	—	—
Charles W. Schoenherr	$170,000	$140,000	$310,000
Total	$664,000	$560,000	$1,224,000

(1)
As of December 31, 2015, except for 2,380 unvested LTIP units held by Mr. Schoenherr, none of our directors held any unexercised option awards or unvested stock awards that had been granted by us as director compensation. Each of the stock awards in 2015 was in the form of LTIP units.

(2)	Mr. Rush was elected to our Board in March 2016 and therefore, did not receive any compensation in 2015.

DIRECTOR STOCK OWNERSHIP GUIDELINES
Our Board adopted the following minimum stock ownership guidelines for non-management members of our Board:

TITLE	GUIDELINE
Directors	A multiple of 3X annual director cash retainer
Ownership will include: (i) shares or LTIP units owned individually and by a person’s immediate family members or trusts for the benefit of his or her immediate family members; (ii) RSUs or LTIP units not yet vested; (iii) shares or LTIP units held in a 401(k) plan; and (iv) shares or LTIP units held in deferred or other compensation plans. Directors will not be permitted to sell or otherwise transfer any shares or LTIP units unless and until such time as they meet these stock ownership guidelines. We believe that requiring ownership of our stock creates alignment between directors and stockholders and encourages directors to act to increase stockholder value. As of the date of this Annual Report, all of the directors are in compliance with our stock ownership guidelines and there are currently no pledges of stock, RSUs, LTIP units or other equity awards by directors.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
EXECUTIVE SUMMARY
This section describes the compensation that we paid to our named executive officers for 2015. The Compensation Committee is responsible for making all decisions that we make relating to the compensation of our named executive officers.
Upon completion of the NSAM Spin-off on June 30, 2014, our former asset management business became owned and operated by NSAM and we became externally managed by an affiliate of NSAM, which we refer to as our manager, through a management contract with an initial term of 20 years. Notwithstanding the NSAM Spin-off, we retained and we continue to operate our commercial real estate debt origination business. Our employees at the time of the NSAM Spin-off became employees of NSAM or one of its subsidiaries except for our executive officers, the employees engaged in our existing commercial real estate debt origination business and certain other employees that became co-employees of us and NSAM or one of its subsidiaries.
As a result, following the NSAM Spin-off, substantially all of the compensation of our executive officers is determined by NSAM and consequently, the Compensation Committee has limited influence on the compensation of our executive officers.
Following the NSAM Spin-off, the components of compensation to our named executive officers for 2015 consist of the following:

•
Compensation paid pursuant to management agreement. Substantially all of the compensation that our named executive officers receive for providing services to us is determined by NSAM or its subsidiaries and we are obligated to pay or reimburse our manager certain amounts related to the compensation or severance that NSAM or its subsidiaries determines to pay our named executive officers. For a discussion of the compensation that NSAM pays its named executive officers, see NSAM’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In addition, see “Certain Relationships and Related Transactions” under Item 13., Certain Relationships and Related Transactions and Director Independence, in this Annual Report for a discussion of fees paid to NSAM and its subsidiaries.

•
Base salary and cash bonus. We continue to pay some annual base salary and cash bonus amounts directly to our named executive officers in exchange for the services that they provide to us in their capacities as direct employees, which primarily relates to the management of our commercial real estate debt origination business. These amounts constitute a small portion of the aggregate overall compensation that our named executive officers receive for providing services to us.

•
Historical performance-based equity awards. These awards were granted for prior periods, but vest based on total stockholder return (“TSR”) performance over a multi-year period and we believe they continue to provide a strong incentive for our named executive officers to maximize stockholder returns for years subsequent to those for which the long-term bonus was originally earned.

COMPENSATION PAID PURSUANT TO MANAGEMENT AGREEMENT
Management Agreement
Pursuant to the management agreement with our manager, we agreed, together with NorthStar Europe and any future company spun-off from us or NorthStar Europe, to pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that its compensation committee determines, at its sole discretion, shall be paid and/or settled in the form of equity and/or equity-based compensation to executives (including our named executive officers), employees, service providers and staff of NSAM during any year. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of our restricted stock, RSUs, LTIP units or other forms of equity compensation or stock-based awards; provided that if at any time, a sufficient number of shares of our common stock are not available for issuance under our equity compensation plans, this compensation will be paid in the form of RSUs, LTIP units or other securities that may be settled by us in cash. The equity compensation for each year that we are required to pay may be allocated on an individual-by-individual and award-by-award basis at the discretion of NSAM’s compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s total equity compensation paid by us may be greater or less than 50%. In addition, we agreed to pay directly or reimburse our manager for the portion of any severance paid by our manager, NSAM or its other subsidiaries to an individual pursuant to the terms of any employment, consulting or similar service agreement that corresponds, or is attributable, to: (i) the equity compensation that we are required to pay directly or reimburse our manager, as described above; (ii) any cash and/or equity compensation paid directly by us to such individual as an employee or other service provider of the Company; and (iii) any amounts paid to such individual by our manager, NSAM or its other subsidiaries that we are obligated to reimburse our manager pursuant to the management agreement.

Our manager has informed us that the metrics utilized to measure performance for our named executive officers’ annual cash incentive compensation are cash available for distribution (“CAD”) of NSAM, CAD of us and NorthStar Europe, capital raising in the retail market through certain of NSAM’s sponsored companies and individual performance assessments.
2015 Compensation
Substantially all of the compensation that we paid to our named executive officers for 2015 consisted of equity-based compensation determined by NSAM’s compensation committee that we were obligated to pay pursuant to the terms of the management agreement. We believe that these equity awards help to align the interests of our named executive officers with those of our stockholders and provide our named executive officers with incentives to maximize future stockholder returns, while further fulfilling our obligations under the management agreement.
NSAM Incentive Plan
Overview
The NSAM Executive Incentive Bonus Plan (the “NSAM Incentive Plan”), establishes the general parameters of NSAM’s incentive bonus program for its executive officers, which include all of our named executive officers other than Mr. Langer. Under the NSAM Incentive Plan, for each plan year, NSAM’s compensation committee will establish two bonus pools (an annual cash bonus pool and a long-term bonus pool), award a bonus pool percentage or percentages to each participant with respect to such bonus pools (i.e., the percentage of such pool that the participant will be eligible to receive either as annual bonus or a long-term bonus, if applicable criteria are achieved) and establish performance goals, vesting requirements and other terms and conditions applicable to such bonuses, generally within the first 90 days of the plan year. Long-term bonuses under the NSAM Incentive Plan are generally paid in equity and, as a result, up to 50% of these bonuses are generally payable by us. The vesting, payment and/or the amount of a participant’s long-term bonus for a plan year may be tied to the achievement of performance goals for the relevant long-term bonus performance period, a participant’s continued employment with NSAM or one of its subsidiaries for such period and/or such other criteria as may be established by NSAM’s compensation committee and set forth in participants’ bonus award notices for such plan year. NSAM’s compensation committee determines the amounts that are earned under the NSAM Incentive Plan at or after the end of the plan year at which time these bonuses are paid.
2015 Equity Awards
NSAM’s compensation committee decided to pay long-term bonuses in equity pursuant to the NSAM Incentive Plan to our named executive officers for 2015. The long-term bonuses payable by NSAM and consequently us pursuant to the terms of the management agreement are based on objective performance metrics established by NSAM’s compensation committee generally within 90 days of each fiscal year. Pursuant to the management agreement, NSAM’s compensation committee determined the portion of these bonuses that we were required to pay. For Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, NSAM’s compensation committee decided that 50% of these long-term bonuses should be paid, in the aggregate, by us and NorthStar Europe, with the number of shares/units to be issued by us and NorthStar Europe to be determined using a 3:1 ratio, which equaled the 6:1 ratio that was used in the spin-off of our European real estate business into NorthStar Europe (the “NRE Spin-off”), as adjusted to reflect the one-for-two reverse split of our common stock immediately following the NRE Spin-off. The portion of the long-term bonuses payable by us for these named executive officers was divided into restricted shares of our common stock subject to vesting based on continued employment and performance-based RSUs subject to vesting based on the achievement of TSR hurdles, a minimum hurdle relating to our CAD and continued employment over a four-year performance period from January 1, 2015 through December 31, 2018 as summarized in the table below:

TYPE OF AWARD	VESTING/PERFORMANCE GOALS
NRF Time-Based Award (Restricted Stock)	Vests in equal installments on December 31, 2015 (or grant date, if later), 2016, 2017 and 2018, subject to continued employment.
NRF TSR Award (RSUs)
Vests if and to the extent that pre-established TSR hurdles are achieved during the performance period and we have positive CAD during the performance period, subject to continued employment through the end of the performance period.

The RSUs granted as the NRF TSR Award will only vest to the extent the following TSR hurdles are achieved for the performance period from January 1, 2015 through December 31, 2018, based on our TSR for the period prior to the NRE Spin-off and the combined TSR of us and NorthStar Europe for the period after the NRE Spin-off, and we have positive CAD during this performance period:

PERFORMANCE AND PAY-OUT LEVEL(1)	TSR TARGET (4-YEAR CUMULATIVE)
100% of RSUs	12.0% or greater compounded, annual TSR for the period from January 1, 2015 through December 31, 2018
25% of RSUs	6.0% compounded, annual TSR for the period from January 1, 2015 through December 31, 2018
0% of RSUs	Less than 6.0% compounded, annual TSR for the period from January 1, 2015 through December 31, 2018

(1)	Linear interpolation applies for performance between the levels set forth below.
The number of restricted shares of our common stock that were granted as the NRF Time-Based Award and the number of RSUs that were granted as the NRF TSR Award for 2015 were determined, in each case, based on the dollar amount of the long-term bonus that NSAM’s compensation committee allocated to us and the 20-day average closing price of our common stock as of December 31, 2015. The following are the number of restricted shares of our common stock and RSUs that were granted to Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess as the NRF Time-Based Award and NRF TSR Award for 2015:

NAME	NRF TIME-BASED AWARD (# of shares)	NRF TSR AWARD (# of RSUs)
David T. Hamamoto	380,874	220,823
Albert Tylis	253,916	147,215
Daniel R. Gilbert	253,916	147,215
Debra A. Hess	70,722	41,003
Ronald J. Lieberman	46,578	27,005
The RSUs issued as the NRF TSR Award will be settled in shares of our common stock (or cash with an equal value) if and when earned and do not entitle the recipients to receive distributions or distribution equivalents before performance-based vesting has occurred. Upon the conclusion of the four-year performance period ending December 31, 2018, each award recipient will also receive the distributions that would have been paid (for each RSU actually earned) with respect to a share of our common stock during the four-year performance period.
Chief Executive Officer - 2015 Equity Awards
For Mr. Langer, our Chief Executive Officer, NSAM decided to award a long-term bonus for 2015 in the amount of $720,000 payable 50% in restricted shares of NSAM common stock and 50% in restricted shares of our common stock. As a result, in order to fulfill our obligations under the management agreement, we issued 33,551 restricted shares of our common stock to Mr. Langer. Based on the terms established by NSAM, these shares are subject to vesting in three substantially equal annual installments on December 31, 2016, 2017 and 2018, based on continued employment with NSAM or one of its subsidiaries through such dates. In addition, on August 5, 2015, in connection with NSAM’s hiring of Mr. Langer and his appointment as our Chief Executive Officer, NSAM agreed to grant Mr. Langer equity-based compensation awards having an aggregate value of $4,000,000, which were to be payable 50% in restricted shares of NSAM common stock and 50% in LTIP units and subject to vesting over four years beginning on August 5, 2016, subject to Mr. Langer’s continued employment with NSAM or one of its subsidiaries through such dates. As a result, in order to fulfill our obligations under the management agreement, we issued 62,500 LTIP units to Mr. Langer subject to these vesting terms.
BASE SALARY AND CASH BONUS
We do continue to pay some annual base salary and cash bonus amounts directly to our named executive officers in exchange for the services that they provide to us in their capacities as direct employees, which primarily relates to the management of our commercial real estate debt origination business. These amounts constitute a small portion of the aggregate overall compensation that our named executive officers receive for providing services to us. For 2015, we directly paid the following amounts to our named executive officers as annual base salary and annual cash bonus:

NAME	BASE SALARY		CASH BONUS
Jonathan T. Langer	$350,000	(1)	$350,000
David T. Hamamoto	$157,500		—
Albert Tylis	$ 90,000		—
Daniel R. Gilbert	$ 90,000		—
Debra A. Hess	$ 86,250		—
Ronald J. Lieberman	$ 75,000		—

(1)	Base salary has been annualized for Mr. Langer for 2015 based on the salary rate that was in effect from the date of Mr. Langer’s appointment as Chief Executive Officer through December 31, 2015.

The Compensation Committee determined that these were appropriate amounts to pay our named executive officers for the services that they provided to us in 2015 in their capacities as direct employees and our objective in paying these amounts was to appropriately compensate our named executive officers for these services.
PERFORMANCE-BASED EQUITY AWARDS - PRIOR YEARS
An important component of our executive compensation program has been long-term equity awards granted in past years that vest based on TSR performance over a multi-year period. These awards continue to provide a strong incentive for our named executive officers to maximize stockholder returns for years subsequent to those for which the long-term bonus was originally earned.

The following summarizes the performance-based vesting hurdles and common stock payouts (per RSU earned) for these RSUs, including the RSUs granted for 2012, which were earned based on performance through December 31, 2015:

AWARD	PERFORMANCE GOALS(1)	PAYOUT(2)
AWARD EARNED IN 2015
2012 RSUs
25-100% vesting based on 6-12% combined compounded, annual TSR of us, NSAM and NorthStar Europe for the period from January 1, 2012 through December 31, 2015. No vesting unless 6% combined compounded, annual TSR.
NRF (one share), NSAM (two shares), NorthStar Europe (1/3 of one share), plus cash distributions paid on earned shares from January 1, 2013
REMAINING UNEARNED AWARDS
2013 RSUs
25-100% vesting based on 6-12% combined compounded, annual TSR of us, NSAM and NorthStar Europe for the period from January 1, 2013 through December 31, 2016. No vesting unless 6% combined compounded, annual TSR.
NRF (one share), NSAM (two shares), NorthStar Europe (1/3 of one share), plus cash distributions paid on earned shares from January 1, 2014
2014 RSUs
25-100% vesting based on 6-12% combined compounded, annual TSR of us and NorthStar Europe for the period from January 1, 2014 through December 31, 2017. No vesting unless 6% combined compounded, annual TSR.
NRF (one share), NorthStar Europe (1/3 of one share), plus cash distributions paid on earned shares from January 1, 2015

(1)
Linear interpolation applies for performance between the levels described. TSR for the 2014 RSUs is based on a deemed initial stock price of $28.56 per share, which reflects adjustments for our subsequent reverse stock splits and excludes the value of the NSAM common stock distributed in the NSAM Spin-off.

(2)
If sufficient shares are not available under our equity compensation plans, we will pay cash in lieu of the shares of our common stock earned based on the value of such shares at the time of such payout. If we and NSAM or NorthStar Europe, as applicable, agree, we may permit the holders to elect to receive LTIP units or LTIP units in the operating partnership of NSAM or NorthStar Europe in lieu of shares of our common stock or NSAM or NorthStar Europe common stock, respectively.

The following are the number of RSUs (including 2012 RSUs that were fully earned at the completion of the four-year performance period ending December 31, 2015) that we granted to our named executive officers for years prior to 2015 that were subject to vesting based on TSR performance over a multi-year period ending during 2015 or thereafter:

	EARNED RSUs	UNEARNED RSUs
NAME	2012 RSUs	2013 RSUs	2014 RSUs
David T. Hamamoto	137,903	97,899	112,237
Albert Tylis	91,935	65,266	74,824
Daniel R. Gilbert	91,935	65,266	74,824
Debra A. Hess	20,430	14,504	20,577
Ronald J. Lieberman	10,215	7,252	9,976
The following sets forth: (i) the absolute TSR amounts per share at which the threshold (i.e., 25%) and maximum amounts of the 2013 and 2014 RSUs would be earned; (ii) the absolute TSR as of December 31, 2015 calculated in accordance with the terms of these RSUs; and (iii) the shares included in the TSR calculations due to the NSAM Spin-off (at a one-for-one ratio), the NRE Spin-off (at a one-for-six ratio) and our one-for two reverse stock split in 2015:

AWARD	TSR AMOUNT PER SHARE TO EARN THRESHOLD (25%)	TSR AMOUNT PER SHARE TO EARN MAXIMUM (100%)	ACTUAL TSR AMOUNT PER SHARE AS OF DECEMBER 31, 2015	SHARES INCLUDED
2013 RSUs	$34.04	$42.42	$54.08	NRF (one share); NSAM (two shares); NorthStar Europe (1/3 of one share)
2014 RSUs	$36.06	$44.94	$24.52	NRF (one share); NorthStar Europe (1/3 of one share)
Based on actual TSR, our named executive officers earned all of the 2012 RSUs. As a result, each of these RSUs was settled in the form of shares of common stock of the Company, NSAM and NorthStar Europe. In addition, each of these named executive officers also received the cash distributions that would have been paid during the second, third and fourth year of such four-year performance period with respect to the shares issued, as adjusted to reflect the reverse stock splits occurring during the performance period.
CLAWBACK POLICY
We have a clawback policy applicable to any officer who is designated as an executive officer by the Board. The policy provides that the Board may require the repayment or forfeiture of incentive payments paid to an executive officer on the basis of our performance in the event that: (i) there is a restatement of our financial statements filed with the SEC and a lower payment would have been made to the executive officer based upon the restated financial results; or (ii) it is subsequently determined that the achievement of a performance goal (other than financial results covered in (i)) was not met or was only met at a level that would have resulted in a lower payment to the executive officer and such executive officer knowingly provided inaccurate information that caused the incorrect determination and has been terminated for cause. The Board may require the repayment or forfeiture of the amount by which any of the individual executive officer’s incentive payments received during the three-year period preceding either the publication of the restated financial statements or the determination that achievement was not met (or only met at a lower level), respectively, exceeded the lower payment that would have been made based on the restated financial statements or such determination.
EXECUTIVE OFFICER STOCK OWNERSHIP GUIDELINES
The Compensation Committee adopted minimum equity ownership guidelines for our executive officers. Pursuant to these guidelines, each of our executive officers is expected to own an aggregate number of shares of common stock or RSUs of the Company or NSAM or common units or LTIP units in our operating partnership or NSAM’s operating partnership, whether vested or not, with an aggregate market value as follows (based on a multiple of combined annual salary from the Company and its subsidiaries and NSAM and its subsidiaries):

TITLE	GUIDELINE
Chairman	A multiple of 6X base salary in effect from time-to-time
Chief Executive Officer and President	A multiple of 4X base salary in effect from time-to-time
Chief Investment and Operating Officer	A multiple of 4X base salary in effect from time-to-time
Other Executive Officers	A multiple of 3X base salary in effect from time-to-time
For purposes of determining compliance with these guidelines: (i) equity that remains subject to performance-based vesting (i.e., vesting based on the satisfaction of criteria other than, or in addition to, continued employment) shall not be counted; (ii) at least one-third of the aggregate amount of equity held to satisfy these guidelines must constitute equity in the Company or our operating partnership; and (iii) at least one-third of the aggregate amount of equity held to satisfy these guidelines must constitute equity in NSAM or NSAM’s operating partnership. Ownership will include shares or units owned: (i) by such person directly or indirectly through a broker or other nominee holder; (ii) by such person’s immediate family members sharing such person’s household; (iii) by trusts for the benefit of such person or such person’s immediate family members; (iv) by entities controlled by such person and/or such person’s spouse and of which a majority of the equity interest are owned by such person or such person’s immediate family members; or (v) in a 401(k) plan, IRA or employee stock purchase or deferred compensation plan.
Compliance with these guidelines is measured as of the end of each fiscal year and, for any executive officer who did not hold such position as of the date we initially adopted these guidelines, compliance is first measured as of the end of the third full fiscal year following the year in which such officer was initially appointed to such position. As a result, these guidelines do not yet apply to Mr. Langer. All of our named executive officers to whom these guidelines applied were in compliance as of December 31, 2015.
EMPLOYMENT ARRANGEMENTS; TERMINATION AND CHANGE OF CONTROL ARRANGEMENTS
All of our named executive officers are co-employees with us and NSAM. Prior to the NSAM Spin-off, we had employment and non-competition agreements in effect with each of our named executive officers who was employed by us at the time. In connection with the NSAM Spin-off, NSAM or one of its subsidiaries entered into new employment agreements with each of these named executive officers that superseded the employment agreement we had with these named executive officers. As a result, we no longer have employment agreements with our named executive officers.
Our outstanding equity awards to our named executive officers provide for acceleration of vesting of some or all of the unvested portion of these awards upon a termination of employment in certain circumstances or a change of control of the Company or NSAM. See “Compensation Tables and Related Narrative-Compensation of Executive Officers-Potential Payments on Termination or Change of Control” for a summary of these arrangements. In many instances, senior management lose their jobs in connection with a change of control. By agreeing up front to protect our named executive officers from losing their equity or other compensation in the event of a change of control, we believe we can reinforce and encourage the continued attention and dedication of our executive officers to their assigned duties without distraction in the face of an actual or threatened change of control. This protection also aligns the interests of our named executive officers with those of our stockholders. We also believe that accelerated vesting of equity awards in the event of a termination without cause, by an executive for good reason or as a result of death or disability is appropriate in light of the fact that retention is the primary purpose of the vesting requirements in these equity awards.
COMPENSATION RISKS
We have concluded that risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on us.
EXECUTIVE COMPENSATION PROCESS
Overall, the Compensation Committee is responsible for determining and approving the compensation of all of our executive officers. The Compensation Committee typically meets several times each year in connection with the consideration and determination of executive compensation. Actions of the Compensation Committee may occur at regularly scheduled meetings, special meetings or by written consent. Specific meeting agendas are prepared by the chair of the Compensation Committee or our executive officers, although they reflect the direction of the Compensation Committee. Matters to be acted on by written consent may relate to matters that have been previously discussed and/or are summarized by one of our executive officers, a consultant engaged by the Compensation Committee or other advisor to the Company or the Compensation Committee.
For 2015, Messrs. Hamamoto and Tylis made recommendations to the Compensation Committee regarding the base salaries and cash bonuses, if any, to be paid directly to our executive officers in exchange for the services that they provide to us in their capacities as direct employees. The only other compensation that we paid to our executive officers for 2015 were equity compensation amounts that we were obligated to pay pursuant to the management agreement. While the Compensation Committee approved the issuance of the equity awards that we were contractually obligated to pay pursuant to the management agreement, it was not involved in determining the amounts or terms of these equity awards.
2015 SAY-ON-PAY VOTE
At our 2015 annual meeting, a non-binding, advisory resolution approving the compensation paid to our named executive officers, as disclosed in our proxy statement for the 2015 annual meeting, including the Compensation Discussion and Analysis, compensation tables and narrative discussions, was approved by our stockholders. Given the significant differences in the compensation decisions that the Compensation Committee had to make for 2015 as compared to 2014 prior to the NSAM Spin-off, the Compensation Committee generally did not consider the voting results on this resolution in determining compensation policies and decisions for 2015. In particular, because of the NSAM Spin-off we were contractually obligated to grant the equity awards that we made to our named executive officers for 2015 pursuant to the management agreement, the Compensation Committee did not consider the voting results on this resolution in its decisions to approve these equity awards. In addition, given the small portion of the aggregate overall compensation that our named executive officers receive for providing services to us that is represented by the base salaries and bonuses that we pay directly to our named executive officers, the Compensation Committee also did not consider the voting results on this resolution at our 2015 annual meeting in its decisions with respect to these matters.

COMPENSATION TABLES AND RELATED NARRATIVE
SUMMARY COMPENSATION TABLE
The following table shows the compensation for each of our named executive officers in accordance with Item 402(c) of Regulation S-K.

	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($)	ALL OTHER COMPENSATION ($)(1)	TOTAL COMPENSATION ($)
Jonathan A. Langer Chief Executive Officer	2015	$142,019	$350,000	$1,600,000(2)	$—	$—	$2,092,019
David T. Hamamoto	2015	$157,500	—	$10,138,179(2)	—	$6,300	$10,301,979
Executive Chairman of NSAM and	2014	$603,750	$903,216(3)	$48,700,011(6)	$10,117,019(8)	$10,400	$60,334,396
Former Chief Executive Officer	2013	$1,050,000	$2,050,813(4)(5)	$7,854,998(7)	$7,498,865(9)(10)	$10,200	$18,464,876
Albert Tylis	2015	$90,000	—	$6,758,784(2)	—	$3,600	$6,852,384
Chief Executive Officer and President	2014	$345,000	$602,144(3)	$32,466,698(6)	$6,744,678(8)	$10,400	$40,168,920
of NSAM and Former President	2013	$600,000	$1,450,535(4)(5)	$5,236,660(7)	$5,249,223(9)(10)	$10,200	$12,546,618
Daniel R. Gilbert	2015	$90,000	—	$6,758,784(2)	—	$3,600	$6,852,384
Chief Investment and Operating Officer	2014	$345,000	$597,588(3)	$32,436,996(6)	$6,726,453(8)	$10,400	$40,116,437
	2013	$600,000	$1,436,866(4)(5)	$5,236,660(7)	$5,194,545(9)(10)	$10,200	$12,478,271
Debra A. Hess	2015	$86,250	—	$1,858,647(2)	—	$3,450	$1,948,347
Chief Financial Officer	2014	$330,625	$272,666(3)	$9,445,966(6)	$2,518,642(8)	$10,400	$12,578,299
	2013	$575,000	$407,633(4)(5)	$1,163,707(7)	$1,492,834(9)(10)	$10,200	$3,649,374
Ronald J. Lieberman	2015	$75,000	—	$901,102(2)	—	$3,000	$979,102
Executive Vice President,	2014	$287,500	$136,333(3)	$5,870,395(6)	$1,288,315(8)	$10,400	$7,592,943
General Counsel and Secretary	2013	$500,000	$203,817(4)(5)	$581,846(7)	$746,417(9)(10)	$10,200	$2,042,280

(1)	Represents matching contributions in connection with our 401(k) plan.

(2)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our named executive officers in 2015. For Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, includes grants of: (i) RSUs which remain subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2017 and are subject to the executive’s continued employment with us, NSAM or any of its subsidiaries through such date; and (ii) deferred LTIP units, of which 25% were vested upon grant and the remainder were subject to vesting in three annual installments beginning on December 31, 2015, subject to the executive’s continued employment with us, NSAM or any of its subsidiaries through the applicable vesting dates. If we assumed that all of the performance goals and time vesting for the RSUs would be achieved at the grant date, the value of the awards at the grant date would have been as follows: David T. Hamamoto-$4,238,069; Albert Tylis-$2,825,373; Daniel R. Gilbert-$2,825,373; Debra A. Hess-$776,988; and Ronald J. Lieberman-$376,713. For Mr. Langer, represents a grant of LTIP units subject to vesting in four annual installments beginning on August 5, 2016, subject to continued employment with NSAM or any of its subsidiaries through the applicable vesting dates. The fair value of the deferred LTIP units and LTIP units was determined based on the stock price on the grant date. The fair value of the RSUs was determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 1.00%. In March 2015, our operating partnership issued LTIP units, on a one-for-one basis, in settlement of the deferred LTIP units.

(3)
Represents the allocable discretionary portion of the deferred cash bonuses paid in 2014 under the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (the “Incentive Plan”) for 2012 and 2013, if applicable.

(4)
Represents the allocable discretionary portion of the annual cash bonuses under the Incentive Plan for 2013 and the allocable discretionary portion of the deferred cash bonuses paid in 2013 under the Incentive Plan for 2011 and 2012, if applicable.

(5)
Does not include the following discretionary portion of the deferred cash bonuses payable on December 31, 2014 (subject to continued employment with us, NSAM or any of its subsidiaries through such date), awarded to our named executive officers pursuant to the Incentive Plan for 2013: David T. Hamamoto-$448,808; Albert Tylis-$299,206; Daniel R. Gilbert-$294,649; Debra A. Hess-$134,967; and Ronald J. Lieberman-$67,483. Also, does not include the following deferred LTIP units issued in lieu of the 50% of the discretionary portion of the deferred cash bonuses under the Incentive Plan for 2013 that were subject to vesting based on continued employment with us, NSAM or any of its subsidiaries through December 31, 2015: David T. Hamamoto-9,428; Albert Tylis-6,285; Daniel R. Gilbert-6,190; Debra A. Hess-2,835; and Ronald J. Lieberman-1,417.

(6)
For each individual, 70% or more of the stock awards were granted in a one-time grant in connection with the NSAM Spin-off. Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our named executive officers in 2014.

(7)
Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were granted to our named executive officers in early 2013 under the Incentive Plan which, for Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, include: (i) RSUs which were subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2015 and to the executive’s continued employment with us, NSAM or any of its subsidiaries through such date; and (ii) LTIP units (subsequently converted into shares of common stock of NRFC Sub-REIT Corp., which became shares of our common stock when our predecessor merged with and into NRFC Sub-REIT Corp.) which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive’s continued employment with us, NSAM or any of its subsidiaries through the applicable vesting dates.

(8)
Represents the portion of the annual cash bonuses under the NSAM Incentive Plan for 2014 that were paid by us, which represented 50% of the total 2014 annual cash bonuses payable under the NSAM Incentive Plan, and the allocable non-discretionary portion of the deferred cash bonuses paid in 2014 under the Incentive Plan for 2012 and 2013, if applicable.

(9)
Represents the allocable non-discretionary portion of the annual cash bonuses under the Incentive Plan for 2013 and the allocable non-discretionary portion of the deferred cash bonuses paid in 2013 under the Incentive Plan for 2011 and 2012, if applicable.

(10)
Does not include the following non-discretionary portion of the deferred cash bonuses payable on December 31, 2014 (subject to continued employment with us, NSAM or any of its subsidiaries through such date), awarded to our named executive officers pursuant to the Incentive Plan for 2013: David T. Hamamoto-$1,795,234; Albert Tylis-$1,196,822; Daniel R. Gilbert-$1,178,597; Debra A. Hess-$539,868; and Ronald J. Lieberman-$269,934. Also, does not include the following deferred LTIP units issued in lieu of 50% of the non-discretionary portion of the deferred cash bonuses under the Incentive Plan for 2013 that were subject to vesting based on continued employment with us, NSAM or any of its subsidiaries through December 31, 2015: David T. Hamamoto-37,715; Albert Tylis-25,143; Daniel R. Gilbert-24,760; Debra A. Hess-11,341; and Ronald J. Lieberman-5,670.

2015 GRANTS OF PLAN-BASED AWARDS TABLE
The following table provides information about awards granted in 2015 to each of our named executive officers. There were no option awards in 2015.

		ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF	GRANT DATE
NAME	GRANT DATE	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)	STOCK OR UNITS (#)	FAIR VALUE ($)
Jonathan A. Langer	8/5/15	—	—	—	62,500	$1,600,000(3)
David T. Hamamoto	2/25/15	28,059	—	112,237	—	$2,615,122(1)
	2/25/15	—	—	—	199,234	$7,523,076(2)
Albert Tylis	2/25/15	18,706	—	74,824	—	$1,743,411(1)
	2/25/15	—	—	—	132,823	$5,015,396(2)
Daniel R. Gilbert	2/25/15	18,706	—	74,824	—	$1,743,411(1)
	2/25/15	—	—	—	132,823	$5,015,396(2)
Debra A. Hess	2/25/15	5,144	—	20,577	—	$479,444(1)
	2/25/15	—	—	—	36,526	$1,379,222(2)
Ronald J. Lieberman	2/25/15	2,494	—	9,976	—	$232,452(1)
	2/25/15	—	—	—	17,709	$668,692(2)

(1)
Represents RSUs granted on February 25, 2015 under the NSAM Incentive Plan as a portion of long-term bonus for 2014, which RSUs are subject to vesting based on the achievement of performance goals for the four-year period ending December 31, 2017 and continued employment through such date. Under the NSAM Incentive Plan, in early 2014, award recipients were granted percentage allocations in a long-term bonus pool, the size of which was to be determined based on NSAM’s revenues (less commission expenses, plus equity in earnings including CAD adjustments), determined on a pro forma basis, giving effect to the NSAM Spin-off as if it occurred on January 1, 2014. In accordance with the NSAM Incentive Plan, on February 25, 2015, these allocations were converted into these RSUs based on the dollar amount of such allocation divided by the 20-business day average closing price of our common stock of $35.04 on December 31, 2014. The following are the number of these RSUs that were granted to our named executive officers on February 25, 2015 pursuant to these awards: David T. Hamamoto-112,237; Albert Tylis-74,824; Daniel R. Gilbert-74,824; Debra A. Hess-20,577; and Ronald J. Lieberman-9,976. Each named executive officer’s RSUs will only be earned upon the achievement of cumulative performance goals for the four-year period ending December 31, 2017 and the executive’s continued employment with us, NSAM or any of its subsidiaries through such date. Because there is no established target amount for these RSUs under the NSAM Incentive Plan, there are no amounts reported under the “Target (#)” sub-column because the executives would not have earned any amounts if our performance for the four-year performance period under the NSAM Incentive Plan continued at the same annualized rate as we experienced from January 1, 2014 through December 31, 2015. The amount reported under the “Threshold (#)” sub-column equals 25% of the total number of RSUs, which represents the number of RSUs that would be earned if the minimum performance goal was achieved. See “Compensation Discussion and Analysis-Performance-Based Equity Awards - Prior Years” for additional information relating to these RSUs.

(2)
Represents deferred LTIP units granted on February 25, 2015 under the NSAM Incentive Plan as a portion of long-term bonus for 2014, which are subject to vesting based on continued employment through December 31, 2017. Under the NSAM Incentive Plan, in early 2014, award recipients were granted percentage allocations in a long-term bonus pool, the size of which was to be determined based on NSAM’s revenues (less commission expenses, plus equity in earnings including CAD adjustments), determined on a pro forma basis, giving effect to the NSAM Spin-off as if it occurred on January 1, 2014. In accordance with the NSAM Incentive Plan, on February 25, 2015, these allocations were converted into these deferred LTIP units based on the dollar amount of such allocation divided by the 20-business day average closing price of our common stock of $35.04 on December 31, 2014. The following are the number of these deferred LTIP units that were granted to our named executive officers on February 25, 2015 pursuant to the foregoing awards: David T. Hamamoto-199,234; Albert Tylis-132,823; Daniel R. Gilbert-132,823; Debra A. Hess-36,526; and Ronald J. Lieberman-17,709. Upon grant, 25% of each named executive officer’s deferred LTIP units were vested and the remainder was subject to vesting in three annual installments beginning on December 31, 2015, subject to the executive’s continued employment with us, NSAM or any of its subsidiaries through such dates. In March 2015, our operating partnership issued LTIP units, on a one-for-one basis, in settlement of these deferred LTIP units. The LTIP units issued remained subject to the same vesting conditions.

(3)
Represents LTIP units granted on August 5, 2015 in connection with the hiring of Mr. Langer, which were subject to vesting in four annual installments beginning on August 5, 2016, subject to the executive’s continued employment with NSAM or any of its subsidiaries through such dates.

DISCUSSION OF SUMMARY COMPENSATION AND GRANTS OF PLAN-BASED AWARDS TABLES
The terms of the awards set forth in the 2015 Grants of Plan-Based Awards Table relating to the manner in which these awards are treated in connection with a termination of employment or change of control are described below in “Compensation Tables and Related Narrative-Potential Payments on Termination or Change of Control.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2015
The following table sets forth certain information with respect to outstanding equity awards as of December 31, 2015 with respect to our named executive officers.

	STOCK AWARDS
NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)(1)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)(2)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)(3)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(2)
Jonathan A. Langer	62,500	$1,064,375	—	$—
David T. Hamamoto	183,042	$3,117,205	125,957	$2,145,048
Albert Tylis	122,028	$2,078,137	83,972	$1,430,043
Daniel R. Gilbert	122,028	$2,078,137	83,972	$1,430,043
Debra A. Hess	30,621	$521,476	19,647	$334,588
Ronald J. Lieberman	15,033	$256,012	9,745	$165,957

(1)	For Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, includes the following:

NAME	LONG-TERM BONUS 2014(a)	LONG-TERM BONUS 2013(b)	LONG-TERM BONUS 2012(c)	TOTAL
David T. Hamamoto	99,617	48,949	34,476	183,042
Albert Tylis	66,412	32,633	22,984	122,028
Daniel R. Gilbert	66,412	32,633	22,984	122,028
Debra A. Hess	18,264	7,252	5,108	30,624
Ronald J. Lieberman	8,855	3,626	2,554	15,035

(a)
Represents the unvested portion of LTIP units issued upon the settlement of deferred LTIP units granted on February 25, 2015 under the NSAM Incentive Plan as a portion of long-term bonus for 2014, which are scheduled to vest in substantially equal installments on December 31, 2016 and 2017, subject to the executive’s continued employment through such dates.

(b)
Represents the unvested portion of LTIP units issued upon the settlement of deferred LTIP units granted on February 28, 2014 under the Incentive Plan as a portion of long-term bonus for 2013, which are scheduled to vest in substantially equal installments on January 29, 2016 and 2017, subject to the executive’s continued employment through such dates.

(c)
Represents the unvested portion of shares of common stock originally granted as LTIP units in our operating partnership prior to the NSAM Spin-off and related restructuring, granted on February 13, 2013 under the Incentive Plan as a portion of long-term bonus for 2012, which are scheduled to vest on January 29, 2016, subject to the executive’s continued employment through such date.

For Mr. Langer, includes 62,500 LTIP units granted as of August 5, 2015, which are scheduled to vest in substantially equal installments on August 5, 2016, 2017, 2018 and 2019, subject to the executive’s continued employment through such dates.

(2)	The value of the awards reflected in the table is based on a price per share or unit of $17.03, which was the closing price of our common stock as of December 31, 2015.

(3)
Represents: (i) RSUs relating to a portion of long-term bonus for 2013 under the Incentive Plan that will only be earned based upon the achievement of cumulative performance goals for the four-year period ending December 31, 2016 and (ii) RSUs relating to a portion of long-term bonus for 2014 under the NSAM Incentive Plan that will only be earned based upon the achievement of cumulative performance goals for the four-year period ending December 31, 2017. Assuming our performance for the four-year performance period applicable to these awards continues at the same annualized rate as we experienced from the beginning of each performance period through December 31, 2015, each executive would fully earn the RSUs granted for 2013 and would not earn any of the RSUs granted for 2014. As a result, in accordance with SEC rules, the table reflects the maximum number of RSUs granted for 2013 and 25% of the number of RSUs granted for 2014, which represents the amount that would be earned if the “threshold” performance goal was achieved. See “Compensation Discussion and Analysis-Performance-Based Equity Awards - Prior Years” for additional information relating to these RSUs.

OPTION EXERCISES AND STOCK VESTED IN 2015
The following table sets forth certain information with respect to stock awards vesting during the year ended December 31, 2015 with respect to our named executive officers.

	STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#)(1)	VALUE REALIZED ON VESTING ($)(2)
Jonathan A. Langer	—	—
David T. Hamamoto	386,722	$9,762,675
Albert Tylis	252,590	$6,309,686
Daniel R. Gilbert	252,111	$6,301,529
Debra A. Hess	66,829	$1,620,653
Ronald J. Lieberman	31,105	$725,427

(1)	Represents shares of our common stock, LTIP units and RSUs that vested during 2015.

(2)	Based on the closing price of our common stock on the date of vesting, which ranged from $17.03 per share to $38.04 per share.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE OF CONTROL
Our outstanding equity awards to our named executive officers provide for acceleration of vesting of some or all of the unvested portion of these awards upon a termination of employment in certain circumstances or a change of control of the Company or NSAM. The discussion below describes these provisions.
We do not have employment agreements with our named executive officers, but we have agreed to pay directly or reimburse our manager for the portion of any severance paid by our manager or NSAM or its other subsidiaries to an individual pursuant to the terms of any employment, consulting or similar service agreement, including the employment agreements with NSAM or its subsidiaries and our named executive officers, that corresponds to or is attributable to: (i) the equity compensation that we are required to pay directly or reimburse our manager pursuant to the management agreement; (ii) any cash and/or equity compensation paid directly by us to such individual as an employee or other service provider of the Company; and (iii) any amounts paid to such individual by our manager or NSAM or its other subsidiaries that we are obligated to reimburse our manager pursuant to the management agreement. Because our obligation to pay these amounts is owed to our manager and not directly to our named executive officers and we do not control the terms of the agreements between our manager or NSAM or its other subsidiaries and our named executive officers, the discussion below does not include these amounts or a discussion of any arrangements that our manager or NSAM or its other subsidiaries may have with our named executive officers pursuant to which our obligations to our manager may arise.
Other than these provisions applicable to our outstanding equity awards, we do not have any contracts, plans or arrangements that provide for payment to any of our named executive officers in connection with any termination, change of control of the Company or change in such officer’s responsibilities.
Termination
In the event one of our named executive officer’s employment is terminated without cause, by the executive for good reason or as a result of death or disability, then:

•
as a result of the terms of the award agreements and provisions contained in the executive’s current employment agreement with NSAM or one of its subsidiaries, the equity awards granted to the executive that were scheduled to vest based solely on continued employment through a future date will vest in full;

•
with respect to the RSUs granted to the executive as long-term bonus pursuant to the Incentive Plan or NSAM Incentive Plan that were subject to performance-based vesting criteria, the number of RSUs that will vest, if any, will continue to be determined at the end of the applicable long-term bonus performance period but the number of RSUs earned will be pro-rated based on the number of days that the named executive officer was employed during such long-term bonus performance period and will not be subject to continued employment through the end of such long-term bonus performance period, except that a termination in connection with a change of control will be treated as if it was a change of control for purposes of awards granted under the NSAM Incentive Plan;

•
with respect to the executive’s NRF Time-Based Award for 2015 under the NSAM Incentive Plan, a pro rata percentage of the award will vest based on the percentage of the plan year that elapsed prior to the termination (i.e., 100% with respect to a termination on or after the end of 2015); and

•
with respect to the executive’s NRF TSR Award for 2015 under the NSAM Incentive Plan, a pro rata percentage of the award will be retained based on the percentage of the performance period that elapsed prior to the termination and vesting of these remaining amounts will remain subject to the same performance-based criteria, which will be determined at the end of the performance period, except that a termination in connection with a change of control will be treated as if it was a change of control for purposes of awards granted under the NSAM Incentive Plan.

Termination of employment with respect to equity awards granted under the Incentive Plan refers to the termination of employment from all of NSAM, the Company and their respective subsidiaries. Termination of employment with respect to all other equity awards refers to termination of employment from NSAM. The vesting of awards described above is subject to the executive’s execution of a general release of claims in favor of the Company and related persons and entities.
Change of Control
In the event of a change of control of the Company or NSAM:

•
as a result of the terms of the award agreements, the equity awards granted to our named executive officers as deferred bonus or long-term bonus pursuant to the Incentive Plan that were scheduled to vest based solely on continued employment through a future date will vest in full;

•
with respect to the RSUs granted as long-term bonus pursuant to the Incentive Plan or NSAM Incentive Plan that were subject to performance-based vesting criteria, the number of RSUs that will vest will be equal to the greater of: (i) a pro-rated portion of such RSUs based on the percentage of the applicable long-term bonus performance period that elapsed from the first day of such period through the date of the change of control; or (ii) the number of RSUs that would have been earned if the stock price as of the end of the applicable long-term bonus performance period equaled the stock price as of the date of the change of control;

•
with respect to the NRF Time-Based Awards for 2015 under the NSAM Incentive Plan, a pro rata percentage of the awards will vest based on the percentage of the plan year that elapsed prior to the change of control (i.e., 100% with respect to a change of control on or after the end of 2015); and

•
with respect to the NRF TSR Awards for 2015 under the NSAM Incentive Plan, a pro rata percentage of the awards will vest based on the greater of the percentage of the performance period (i.e., the four-year period ending December 31, 2018) that has elapsed or the percentage of such awards that would have been earned if the stock price as of the end of the performance period equaled the stock price on the date of the change of control.

With respect to the equity awards under the NSAM Incentive Plan, if the change of control had occurred prior to the end of the plan year, the amount of the long-term bonus pool used to determine the amount of the award would have been adjusted on an equitable basis to reflect the shortened plan year, the NRF Time-Based Award would have been payable in shares of our common stock and we would have had the option to pay the long-term bonus in cash instead of equity.
No Tax Gross-Up
We are not subject to any contractual arrangements that require us to provide any tax gross-up payment to any of our named executive officers. In connection with the NSAM Spin-off, our employment agreements with Messrs. Hamamoto, Tylis and Gilbert that had provided for a tax gross-up payment in the event they were terminated without cause or resigned for good reason following a change of control and become subject to the so-called “parachute” excise tax imposed by Internal Revenue Code Sections 280G and 4999 were superseded by new employment agreements that these executives entered into with NSAM. The new employment agreements with NSAM do not provide for a similar tax gross-up payment and, instead, provide that, in the event that any payment or benefit to be paid or provided to the executive would be subject to the excise tax under Internal Revenue Code Sections 280G and 4999, payments and benefits to the executive will be reduced to the extent necessary to avoid the imposition of such excise tax, but only if such reduction would result in a greater after-tax benefit to the executive.
TERMINATION/CHANGE OF CONTROL COMPENSATION TABLE
The following table shows the potential payments to our named executive officers upon a termination of employment without cause or for good reason, upon a change of control of the Company or NSAM and upon the death or disability of a named executive officer based on our agreements and plans in effect as of December 31, 2015. The types of events constituting cause, good reason, disability and a change of control may differ in some respects among the different arrangements providing for benefits to the named executive officers; however, for consistency in presentation, our executive compensation arrangements have been grouped together based on these concepts without regard for any such differences. Our named executive officers are not entitled to any payments if they are terminated for cause or resign without good reason or if they retire. In preparing the tables below, we assumed the termination or change of control occurred on December 31, 2015 (the closing price per share of our common stock was $17.03 as of December 31, 2015).

NAME	PAYMENTS/BENEFITS	TERMINATION WITHOUT CAUSE OR FOR GOOD REASON		CHANGE OF CONTROL	DEATH OR DISABILITY
Jonathan A. Langer	Common Stock/ LTIP Units(1)		$1,064,375	$1,064,375		$1,064,375
David T. Hamamoto	Common Stock/ LTIP Units(1)		$3,117,205	$3,117,205		$3,117,205
	Performance-Based RSUs(2)	$	—(3)	$3,480,074	$	—(3)
	NSAM Incentive Plan (2015)(4)		$6,486,284(3)	$7,426,438		$6,486,284(3)
Albert Tylis	Common Stock/ LTIP Units(1)		$2,078,137	$2,078,137		$2,078,137
	Performance-Based RSUs(2)	$	—(3)	$2,320,053	$	—(3)
	NSAM Incentive Plan (2015)(4)		$4,324,189(3)	$4,950,957		$4,324,189(3)
Daniel R. Gilbert	Common Stock/ LTIP Units(1)		$2,078,137	$2,078,137		$2,078,137
	Performance-Based RSUs(2)	$	—(3)	$2,320,053	$	—(3)
	NSAM Incentive Plan (2015)(4)		$4,324,189(3)	$4,950,957		$4,324,189(3)
Debra A. Hess	Common Stock/ LTIP Units(1)		$521,476	$521,476		$521,476
	Performance-Based RSUs(2)	$	—(3)	$555,412	$	—(3)
	NSAM Incentive Plan (2015)(4)		$1,204,396(3)	$1,378,966		$1,204,396(3)
Ronald J. Lieberman	Common Stock/ LTIP Units(1)		$256,012	$256,012		$256,012
	Performance-Based RSUs(2)	$	—(3)	$274,537	$	—(3)
	NSAM Incentive Plan (2015)(4)		$793,223(3)	$908,197		$793,223(3)

(1)
Represents the number of unvested shares of our common stock and LTIP units outstanding as of December 31, 2015 multiplied by $17.03, which was the closing price per share of our common stock as of December 31, 2015.

(2)
Represents the value of the otherwise unvested portion of RSUs under the Incentive Plan and NSAM Incentive Plan that would have vested as of December 31, 2015, based on a price per share of our common stock equal to $17.03, which was the closing price per share of our common stock as of December 31, 2015, plus the amount of accumulated dividends that would have been paid with respect to such RSUs.

(3)
Does not include: (i) the value of the following RSUs allocated to our named executive officers under the Incentive Plan, which are subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2016: David T. Hamamoto-97,898; Albert Tylis-65,266; Daniel R. Gilbert-65,266; Debra A. Hess-14,503; and Ronald J. Lieberman-7,251; (ii) the value of the following RSUs allocated to our named executive officers under the NSAM Incentive Plan for 2014, which are subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2017: David T. Hamamoto-112,237; Albert Tylis-74,824; Daniel R. Gilbert-74,824; Debra A. Hess-20,577; and Ronald J. Lieberman-9,976; and (iii) the value of the following RSUs allocated to our named executive officers under the NSAM Incentive Plan for 2015, which are subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2018: David T. Hamamoto-220,823; Albert Tylis-147,215; Daniel R. Gilbert-147,215; Debra A. Hess-41,003; and Ronald J. Lieberman-27,005. Following the conclusion of the respective performance periods ending December 31, 2016, December 31, 2017 and December 31, 2018, the named executive officer would be entitled to the number of units that would have been earned had the named executive officer been an employee of the Company at such time, pro-rated based on the date of termination without cause, resignation for good reason or death or disability.

(4)
Represents: (i) the number of vested shares of our common stock; and (ii) the number of vested RSUs that the executive would have been entitled to receive as long-term bonus for 2015 under the NSAM Incentive Plan as NRF Time-Based Award and NRF TSR Award, respectively, multiplied by $17.03, which was the closing price per share of our common stock as of December 31, 2015.

The tables above do not include payments that we may be obligated to make as a result of our agreement with our manager to pay directly or reimburse our manager for the portion of any severance paid to our named executive officers by our manager or NSAM or its other subsidiaries. In the event that all of our named executive officers were terminated without cause or for good reason as of December 31, 2015, we would be obligated to pay directly or to reimburse our manager $67,006,784 of the cash severance payments that NSAM or its subsidiaries would have owed to our named executive officers, or, if such termination was in connection with a change of control, $90,055,368 of such cash severance payments. See the discussion above for additional information relating to these reimbursement arrangements. The tables above also do not include payments and benefits to the extent they are generally provided on a non-discriminatory basis to salaried employees upon termination of employment, including: (i) life insurance upon death in the amount of three times the employee’s annual salary but not exceeding a total of $750,000; and (ii) disability benefits.

EQUITY COMPENSATION PLAN INFORMATION
The following table provides summary information on the securities issuable under our equity compensation plans as of December 31, 2015.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS(1)(2)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY INCENTIVE PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,569,063	N/A	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,569,063		—

(1)
As of December 31, 2015, represents (i) 602,418 unvested RSUs, and (ii) 966,645 LTIP units (857,415 of which are unvested and 109,230 of which are vested). Conditioned on minimum allocation to the capital accounts of the LTIP unit for federal income tax purposes, each LTIP unit may be converted, at the election of the holder, into one common unit in our operating partnership, or OP units. Each of the OP units underlying these LTIP units are redeemable at the election of the OP Unit holder, at our option in our capacity as general partner of our operating partnership for: (i) cash equal to the then fair value of one share of our common stock; or (ii) one share of our common stock. Because we are a REIT that conducts substantially all of its operations through an operating partnership and we use LTIP units, which are a class of units in our operating partnership, in lieu of shares of restricted stock for certain of our full-value equity awards, we do not consider vested LTIP units to be part of our overhang. For purposes of determining our overhang, we consider vested LTIP units in the same manner as vested shares of restricted stock. Excludes: (i) 542,622 performance based RSUs for which performance hurdles have not yet been met; and (ii) 901,606 outstanding LTIP units for which we did not have reserved shares of stock under our equity compensation plans and have the right to settle in cash.

(2)	As of December 31, 2015, there were 81,377 unvested shares of restricted stock outstanding.

For information related to our director compensation and compensation committee interlocks, refer to Part III, Item 10.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the board of directors of NorthStar Realty Finance Corp., or the Company, is responsible for, among other things, determining compensation for the Company’s executive officers, administering the Company’s equity compensation plans and producing an annual report on executive compensation for inclusion in the Company’s annual meeting proxy statement. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, under the Securities Exchange Act of 1934, as amended, with management. Based on such review and discussions, the Compensation Committee has recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in this Annual Report and the Company’s proxy statement.
Compensation Committee:
Charles W. Schoenherr, Chairperson
Judith A. Hannaway
Louis J. Paglia

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY BY DIRECTORS AND EXECUTIVE OFFICERS
The following table sets forth, as of April 27, 2016, the total number and the percentage of shares of our common stock beneficially owned by:

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and named executive officers as a group.

	COMMON STOCK		COMMON STOCK AND UNITS
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	% OF COMMON STOCK	NUMBER OF SHARES AND UNITS BENEFICIALLY OWNED(2)	% OF SHARES AND UNITS	NUMBER OF SHARES, UNITS, AND PERFORMANCE RSUS BENEFICIALLY OWNED(2)	% OF SHARES, UNITS AND RSUS
David T. Hamamoto(3)	840,616	*	1,357,327	*	1,788,285	1.00%
Albert Tylis(4)	308,914	*	585,910	*	873,215	*
Daniel R. Gilbert(5)	427,444	*	750,539	*	1,037,844	*
Jonathan Langer(6)	33,551	*	96,051	*	96,051	*
Debra A. Hess(7)	82,399	*	168,506	*	244,589	*
Ronald J. Lieberman(8)	58,183	*	90,231	*	134,463	*
Judith A. Hannaway(9)	16,373	*	23,526	*	23,526	*
Wesley D. Minami(9)	28,279	*	35,432	*	35,432	*
Louis J. Paglia(9)	89,700	*	96,853	*	96,853	*
Gregory Z. Rush(10)	—	—	10,955	*	10,955	*
Charles W. Schoenherr(11)	5,500	*	19,211	*	19,211	*
All directors and executive officers as a group (11 persons)	1,890,959	1.05%	3,234,541	1.79%	4,360,424	2.42%

*	Less than one percent.

(1)	The address of each of the directors and executive officers is 399 Park Avenue, 18th Floor, New York, NY 10022.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. “Number of Shares Beneficially Owned” includes all shares of common stock (i) the investor actually owns beneficially or of record, (ii) over which the investor has or shares direct or indirect voting or dispositive control (such as in the capacity as a general partner of an investment fund); and (iii) over which the investor has the right to acquire direct or indirect voting or dispositive control within 60 days. The “Number of Shares and Units Beneficially Owned” includes all shares included in the “Number of Shares Beneficially Owned” column plus the number of shares of common stock for which (i) RSUs may be settled upon the achievement or time-based vesting and (ii) LTIP units may be redeemed for cash or, at our option, shares of common stock, subject to certain conditions, and in accordance with the limited partnership agreement of our Operating Partnership. The “Number of Shares, Units and Performance RSUs Beneficially Owned” includes all shares, RSUs and LTIP units included in the “Number of Shares and Units Beneficially Owned” column plus the number of RSUs such person holds that are subject to performance-based vesting. Except as otherwise noted, each beneficial owner has sole voting and investment power over the shares and units. Holders of LTIP units and RSUs are not entitled to vote such units on any of the matters presented at the 2016 annual meeting.

(3)
Includes: (i) 3,261 shares of common stock held by DTH Investment Holdings LLC, of which Mr. Hamamoto is the managing member; (ii) 56,997 shares of common stock held by The David T. Hamamoto GRAT I-2014-NRF, a grantor trust for the benefit of Mr. Hamamoto’s children and of which Mr. Hamamoto is the trustee; (iii) 150,000 shares of common stock held by The David T. Hamamoto GRAT 2015-NRF, a grantor trust for the benefit of Mr. Hamamoto’s children and of which Mr. Hamamoto is the trustee; and (iv) 285,656 shares of common stock not yet vested. Also includes, only under the “Number of Shares and Units Beneficially Owned” column, 516,711 LTIP units, 124,092 of which are not yet vested. Further includes, only under the “Number of Shares, Units and Performance RSUs Beneficially Owned” column, 430,958 RSUs subject to performance-based vesting conditions.

(4)
Includes 190,437 shares of common stock not yet vested. Also includes, only under the “Number of Shares and Units Beneficially Owned” column, 276,996 LTIP units, 82,727 of which are not yet vested. Further includes, only under the “Number of Shares, Units and Performance RSUs Beneficially Owned” column, 287,305 RSUs subject to performance-based vesting conditions.

(5)
Includes 190,437 shares of common stock not yet vested. Also includes, only under the “Number of Shares and Units Beneficially Owned” column, 323,095 LTIP units, 82,727 of which are not yet vested. Further includes, only under the “Number of Shares, Units and Performance RSUs Beneficially Owned” column, 287,305 RSUs subject to performance-based vesting conditions.

(6)	Includes 33,551 shares of common stock not yet vested. Also includes, only under the “Number of Shares and Units Beneficially Owned” column, 62,500 LTIP units not yet vested.

(7)
Includes 53,042 shares of common stock not yet vested. Also includes, only under the “Number of Shares and Units Beneficially Owned” column, 86,107 LTIP units, 21,889 of which are not yet vested. Further includes, only under the “Number of Shares, Units and Performance RSUs Beneficially Owned” column, 76,083 RSUs subject to performance-based vesting conditions.

(8)
Includes 34,934 shares of common stock not yet vested. Also includes, only under the “Number of Shares and Units Beneficially Owned” column, 32,048 LTIP units, 10,667 of which are not yet vested. Further includes, only under the “Number of Shares, Units and Performance RSUs Beneficially Owned” column, 44,232 RSUs subject to performance-based vesting conditions.

(9)	Includes, only under the “Number of Shares and Units Beneficially Owned” column, 7,153 LTIP units.

(10)	Includes, only under the “Number of Shares and Units Beneficially Owned” column, 10,955 RSUs, all of which are not yet vested.

(11)
Includes 5,500 shares of common stock held by Schoenherr Interests LP, a limited partnership of which Mr. Schoenherr is a general partner. Also includes, only under the “Number of Shares and Units Beneficially Owned” column, 10,724 LTIP units, 2,380 of which are not yet vested.

OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY BY 5% STOCKHOLDERS
The following table sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, in each case, based solely on, and as of the date of, such person’s filing of a Schedule 13D or Schedule 13G with the SEC.

	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER	PERCENTAGE
The Vanguard Group(1)	25,662,028	14.10%

(1)
Based on information included in the Schedule 13G/A filed by The Vanguard Group on February 11, 2016 (the “Vanguard 13G”). According to the Vanguard 13G, The Vanguard Group beneficially owns 25,662,028 shares of our common stock, with sole voting power over 133,444 shares, shared voting power over 7,800 shares, sole dispositive power over 25,531,071 shares and shared dispositive power over 130,957 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

For information related to our equity compensation plan, refer to Part III, Item 11.

Item 13. Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT WITH NSAM
Upon completion of the NSAM Spin-off in June 2014, we entered into a management agreement with an affiliate of NSAM, for an initial term of 20 years, which will be automatically renewed for additional 20-year terms each anniversary thereafter unless earlier terminated. NSAM is responsible for our day-to-day operations, subject to the supervision of our Board. Through its global network of subsidiaries and branch offices, NSAM will perform services and activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to us and our subsidiaries other than our commercial real estate loan origination business. The management agreement with NSAM provides for a base management and incentive fee. In October 2015, in connection with the completion of the NRE Spin-off, we amended and restated the management agreement to, among other things, adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off.
Management Compensation – Base Management Fee
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

•
any other issuances by us of common equity, preferred equity or other forms of equity, including but not limited to limited partnership interests in an operating partnership (excluding equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
our cumulative CAD in excess of cumulative distributions paid on our common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off through the most recently completed calendar quarter.

Additionally, our equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
Management Compensation – Incentive Fee
For the year ended December 31, 2015, we incurred $9 million related to the incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
In addition, NSAM may also earn an incentive fee from our healthcare investments in connection with NSAM’s Healthcare Strategic Partnership (as discussed below).
Weighted average shares represents the number of shares of our common stock, LTIP units or other equity-based awards (with some exclusions), outstanding on a daily weighted average basis. With respect to the base management fee, all equity issuances are allocated on a daily weighted average basis during the fiscal quarter of issuances.
Furthermore, if we were to spin-off any asset or business in the future, such entity would be managed by NSAM on terms substantially similar to those set forth in the management agreement between us and NSAM. The management agreement further provides that the aggregate base management fee in place immediately after any future spin-off will not be less than our aggregate base management fee in place immediately prior to such spin-off. In connection with this obligation and the NRE Spin-off, on October 31, 2015, NorthStar Europe (when it was a subsidiary of the Company) entered into a management agreement with NSAM on terms substantially similar to those set forth in the management agreement between us and NSAM (refer to below).

Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and will reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition, NSAM may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with NSAM (the “G&A Allocation”). Our management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our and NorthStar Europe’s (collectively, the “NorthStar Listed Companies”), general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies, or NorthStar Listed Companies’ G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include our allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses also allocated based on the percentage of time devoted by personnel to our affairs. In connection with the NRE Spin-off and the related agreements, the NorthStar Listed Companies’ obligations to reimburse NSAM for the G&A Allocation and any severance are shared among the NorthStar Listed Companies, at NSAM’s discretion, and the 20% cap on the G&A Allocation, as described above, applies on an aggregate basis to the NorthStar Listed Companies. NSAM currently determined to allocate these amounts based on assets under management. For the year ended December 31, 2015, NSAM allocated $10 million, of which $1 million is recorded in discontinued operations related to NorthStar Europe, and $5.2 million, to us.
In addition, we, together with NorthStar Europe and any company spun-off from us or NorthStar Europe, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of NSAM during any year. Subject to this limitation and limitations contained in any applicable management agreement between NSAM and NorthStar Europe or any company spun-off from us or NorthStar Europe, the amount paid by us, NorthStar Europe and any company spun-off from us or NorthStar Europe will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of our restricted stock, RSUs, LTIP units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock are not available for issuance under our equity compensation plan, such compensation shall be paid in the form of RSUs, LTIP units or other securities that may be settled in cash. Our equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%. In connection with this obligation, the Company recorded $15 million of equity based compensation expense for the year ended December 31, 2015.
Further, the Company will also pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other services providers. For the year ended December 31, 2015, the Company incurred $0.3 million in severance expense.
Investment Opportunities
Under the management agreement, we agreed to make available to NSAM for the benefit of NSAM and its managed companies, including us, all investment opportunities that we source. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including us, and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, we will be entitled to fair and reasonable compensation for our services in connection with any loan origination opportunities sourced by us, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the year ended December 31, 2015, the Company earned $1 million from NSAM for services in connection with loan origination opportunities.
NSAM provides services with regard to such areas as payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services to us as it relates to our loan origination business for commercial real estate (“CRE”) debt.
Distribution Support
Under the management agreement, we committed to purchase up to $10 million of common shares of each of NSAM’s sponsored companies’ during such company’s continuous public offering, in the event that such company’s distributions to its stockholders, on a quarterly basis, exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). This distribution support commitment is limited to a total of five new companies per year.

During 2015, we acquired an aggregate of $15.2 million of shares of NS Healthcare, NS Income II and NorthStar/RXR pursuant to this distribution support commitment. The distribution support commitment for NS Healthcare was terminated in January 2016 in connection with the closing of NS Healthcare’s follow-on offering. In addition, in February 2016, we agreed to provide distribution support to NorthStar Corporate Income Fund in connection with the launch of its continuous public offering.
The following table summarizes our stock purchase activity in connection with our distribution support commitment, as well as what we have committed to invest as distribution support to date:

NSAM Sponsored Company	TERM OF COMMITMENT	DOLLAR AMOUNT OF SHARES PURCHASED (as of April 27, 2016)	DOLLAR AMOUNT REMAINING UNDER COMMITMENT (as of April 27, 2016)
NS Healthcare	February 2013 – January 2016	$5.5 million	N/A
NS Income II	May 2013 - present	$4.0 million	$6.0 million
NorthStar/RXR	February 2015 - present	$1.5 million	$6.0 million(1)
NorthStar Corporate Income Fund	February 2016 – present	$1.0 million	$4.0 million(2)

(1)
We are responsible for 75% of the distribution support commitment to NorthStar/RXR, with RXR Realty responsible for the remaining 25%. We also currently own an approximate 27% equity interest in RXR Realty.

(2)	We are responsible for 50% of the distribution support commitment to NorthStar Corporate Fund, with OZ Corporate Investors, LLC responsible for the remaining 50%.

CREDIT AGREEMENT WITH NSAM
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available to NSAM, on an “as available basis,” up to $250 million of financing for a five year term at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including us, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and our affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of December 31, 2015, we have not funded any amounts to NSAM in connection with this agreement.
RELATIONSHIPS WITH NSAM STRATEGIC PARTNERS
Healthcare Strategic Partnership
In January 2014, NSAM (when it was a subsidiary of ours) entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform (the “Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees and seeks to grow both our healthcare real estate portfolio and the portfolio of NS Healthcare. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs. The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us. For the year ended December 31, 2015, we have not incurred any incentive fees related to the Healthcare Strategic Partnership.
American Healthcare Investors
NSAM owns an approximate 43% interest in American Healthcare Investors LLC (“AHI”), and James F. Flaherty III, a strategic partner of NSAM, owns a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American until Griffin-American was acquired by us and NS Healthcare.  In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM and us to assist NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by us and, subject to certain conditions, other NSAM managed companies. For the year ended December 31, 2015, we incurred $1.7 million of property management fees to AHI.

Island Hospitality Management
In January 2015, NSAM acquired an approximate 45% interest in Island Hospitality Management Inc. (“Island”). Island is a leading, independent select service hotel management company that manages 161 hotel properties, representing $4 billion of assets, of which 110 hotel properties are owned by us. Island provides certain asset management, property management and other services to us to assist in managing our hotel properties. Island receives a base management fee of 2.5% to 3.0% of the monthly revenue of our hotel properties it manages for us. For the period from the acquisition date (January 9, 2015) to December 31, 2015, we incurred $16.6 million of base property management and other fees to Island.
NORTHSTAR EUROPE SPIN-OFF
In connection with the NRE Spin-off, on October 31, 2015, the Company entered into a separation agreement with NorthStar Europe (when it was a subsidiary of the Company) relating to the NRE Spin-off and NorthStar Europe’s and the Company’s respective rights and obligations related thereto, including relating to certain tax matters, indemnification and the ongoing relationship between the Company and NorthStar Europe with respect the guarantees by each of the Company and its operating partnership of NorthStar Europe’s 4.625% Senior Stock-Settleable Notes due December 2016. In addition, in connection with the NRE Spin-off, on October 31, 2015, the Company entered into a contribution agreement with NorthStar Europe (when it was a subsidiary of the Company), pursuant to which the Company contributed its European real estate business (excluding European healthcare properties) and $250 million in cash to NorthStar Europe.
RECENT SALES OR COMMITMENTS TO SELL TO NSAM SPONSORED COMPANIES
Subsequent to December 31, 2015, the Company sold or entered into agreements to sell certain assets to certain NSAM sponsored companies:

•
In February 2016, the Company entered into an agreement to sell substantially all of its 70% interest in its investment in private equity funds that own limited partnership interests in real estate private equity funds (“PE Investments”) through an unconsolidated venture (“PE Investments II”) to the existing owners of the remaining 30% interest. Certain funds managed by Goldman Sachs Asset Management purchased approximately 80% of the interest sold and NS Income purchased the other approximate 20% of the interest sold. NS Income paid $37.3 million for its respective interest. As part of the transaction, both buyers assumed the deferred purchase price obligation, on a pro rata basis, of the PE Investment II joint venture upon receiving consent from the entity which sold its interest to the Company.

•
In February 2016, the Company entered into an agreement to sell its 60% interest in its independent living facility portfolio to NS Healthcare, which owned the remaining 40% interest, for $535 million, subject to proration and adjustment. NS Healthcare assumed the Company’s portion of the $648 million of mortgage borrowing as part of the transaction. The Company received approximately $150 million of net proceeds upon completion of the sale in March 2016.

•
In February 2016, the Company sold a 49% interest in one loan with a total principal amount of $40.3 million to a third party, at par, with the remaining 51% interest sold to NS Income II, also at par.

•	In February 2016, the Company sold one CRE security with a carrying value of $12.5 million to NS Income II.
N-STAR CDOS
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the year ended December 31, 2015, the Company earned $5.2 million in fee income, of which $2.3 million was eliminated in consolidation. Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the year ended December 31, 2015, the Company earned $57.5 million of interest income from such investments in deconsolidated N-Star CDOs.

POLICY FOR REVIEW OF RELATED PERSON TRANSACTIONS
Pursuant to our Audit Committee’s charter, our Audit Committee must review and consider for approval any related party transaction including, without limitation, transactions between us and any executive officer, director, director nominee or more than 5% stockholder of the Company, or any of their immediate family members, in which such person has a direct or indirect material interest, and any transaction that is required to be disclosed by us in any of our filed periodic reports or proxy statements. When reviewing and evaluating a related party transaction, our Audit Committee may consider, among other things, any effect a transaction may have upon a director’s independence, whether the transaction involves terms and conditions that are no less favorable to us than those that could be obtained in a transaction between us and an unrelated third party and the nature of any director’s or officer’s involvement in the transaction. In the event any such related party transaction involves a member of the Audit Committee, the transaction must be approved by a majority of the disinterested members of the Audit Committee.
To facilitate our Audit Committee’s review of related party transactions, on an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with us in which the director or executive officer or any member of his or her immediate family, has an interest. In addition, pursuant to our Code of Ethics, all potential conflict of interest situations, including related party transactions, must be disclosed to our General Counsel. To the extent any such potential conflict of interest disclosed to our General Counsel is a proposed related party transaction, the General Counsel will communicate such conflict and the proposed transaction to the Audit Committee. Further, our General Counsel will notify the members of our Audit Committee promptly of any material changes to previously approved or conditionally approved related party transactions.
It is also our policy for our independent directors who are not also on NSAM’s board to review and consider for approval proposed transactions involving us and NSAM or its affiliates and strategic partners. We currently have two such directors on the Board.
For information related to our independent directors, refer to Part III, Item 10.

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES
Aggregate fees billed and expected to be billed by Grant Thornton LLP for the fiscal years ended December 31, 2015 and 2014 were as follows:

TYPE OF FEE	2015	2014
Audit Fees	$8,597,463	$4,210,395
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$8,597,463	$4,210,395
Fees for audit services for the fiscal years ended December 31, 2015 and 2014 include fees associated with the annual audits for such years, including Section 404 attest services, the quarterly review of the Form 10-Qs for the three month periods ended March 31, 2015, June 30, 2015, September 30, 2015, March 31, 2014, June 30, 2014 and September 30, 2014, and for other attest services, including issuance of consents and review of the Company’s registration statements on Form S-3, registration statements on Form S-4 and other documents filed by the Company with the SEC as well as services rendered in connection with the Company’s equity and debt offerings.
AUDIT COMMITTEE PRE-APPROVAL POLICY
In accordance with applicable laws and regulations, the Audit Committee reviews and pre-approves any audit and non-audit services to be performed by Grant Thornton LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. The Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. The Audit Committee pre-approved all of the services listed in the table above. In some cases, the Audit Committee pre-approves the provision of a particular category or group of services for up to a year, subject to a specified budget. The Audit Committee has also authorized the chairperson of the Audit Committee to pre-approve permissible services and related fees and the chairperson must report such pre-approval to the full Audit Committee at its next scheduled meeting.

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

Exhibit Number		Description of Exhibit
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

10.40	**
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

10.41	**
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

12.1	**	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Exhibit Number		Description of Exhibit
21.1	**	Significant Subsidiaries of the Registrant
23.1	**	Consent of Grant Thornton LLP
24.1	**	Power of Attorney (see the Power of Attorney in the signature page hereto)
31.1	**	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**
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

**
Previously filed or furnished, as the case may be, with NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the SEC on February 29, 2016, which is being amended hereby.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	April 28, 2016	By:	/s/ DEBRA A. HESS
Name: Debra A. Hess
Title: Chief Financial Officer