Form 10-Q
period 2016-03-31
NORTHSTAR REALTY FINANCE CORP.
filed 2016-05-10
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The Company has one class of common stock, $0.01 par value per share, 180,514,984 shares outstanding as of May 5, 2016.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the effects of our current strategies and investment activities, our ability to manage our portfolio following the spin-off of our asset management business in accordance with the long-term management contract with an affiliate of NorthStar Asset Management Group Inc., or NSAM, the spin-off of our European real estate business (excluding our European healthcare properties), NorthStar Realty Europe Corp., or NorthStar Europe, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•
our entering into exclusive discussions with Colony Capital, Inc. and NSAM regarding a potential tri-party business combination, as well as our ability to enter into a definitive agreement or consummate a strategic transaction, if any, and the impact of the same on our business;

•	the spin-off of our asset management business may not have the full strategic and financial benefits that we expect;

•
the effects of being an externally-managed company, including our reliance on NSAM and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to our manager, the allocation of investments by NSAM among us and the manager’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with NSAM;

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

•	the impact of shareholder activism, if any;

•	environmental and regulatory requirements, compliance costs and liabilities relating to owning and operating properties in our portfolio and to our business in general;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2016 (Unaudited)	December 31, 2015

Assets
Cash and cash equivalents	$450,617	$224,101
Restricted cash	239,488	299,288
Operating real estate, net	8,627,239	8,702,259
Real estate debt investments, net (refer to Note 4)	411,568	501,474
Real estate debt investments, held for sale (refer to Note 4)	88,972	224,677
Investments in private equity funds, at fair value (refer to Note 5)	869,470	1,101,650
Investments in unconsolidated ventures (refer to Note 6)	152,624	155,737
Real estate securities, available for sale (refer to Note 7)	592,977	702,110
Receivables, net of allowance of $4,625 and $4,318 as of March 31, 2016 and December 31, 2015, respectively	113,477	66,197
Receivables, related parties	1,537	2,850
Unbilled rent receivable, net of allowance of $116 as of March 31, 2016 and December 31, 2015	52,985	46,262
Derivative assets, at fair value	22	116
Intangible assets, net	505,675	527,277
Assets of properties held for sale (refer to Note 3)	1,913,083	2,742,635
Other assets	172,135	107,768
Total assets(1)	$14,191,869	$15,404,401
Liabilities
Mortgage and other notes payable	$7,167,828	$7,164,576
Credit facilities and term borrowings	443,298	654,060
CDO bonds payable, at fair value	289,338	307,601
Exchangeable senior notes	28,574	29,038
Junior subordinated notes, at fair value	175,130	183,893
Accounts payable and accrued expenses	136,827	170,120
Due to related party (refer to Note 9)	46,450	50,903
Derivative liabilities, at fair value	218,856	103,293
Intangible liabilities, net	144,442	149,642
Liabilities of properties held for sale (refer to Note 3)	1,564,851	2,209,689
Other liabilities	160,090	165,856
Total liabilities(2)	10,375,684	11,188,671
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $986,640 aggregate liquidation preference as of March 31, 2016 and December 31, 2015	939,118	939,118
Common stock, $0.01 par value, 500,000,000 shares authorized, 180,491,564 and 183,239,708 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,805	1,832
Additional paid-in capital	5,104,367	5,149,349
Retained earnings (accumulated deficit)	(2,530,522)	(2,309,564)
Accumulated other comprehensive income (loss)	(15,094)	18,485
Total NorthStar Realty Finance Corp. stockholders’ equity	3,499,674	3,799,220
Non-controlling interests	316,511	416,510
Total equity	3,816,185	4,215,730
Total liabilities and equity	$14,191,869	$15,404,401

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		March 31, 2016 (Unaudited)	December 31, 2015

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$7,574	$11,362
	Real estate debt investments, net	22,009	22,145
	Real estate securities, available for sale	374,109	385,421
	Receivables	1,703	1,577
	Other assets	903	590
	Total assets of consolidated VIEs	$406,298	$421,095
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable, at fair value	$289,338	$307,601
	Accounts payable and accrued expenses	1,269	1,255
	Derivative liabilities, at fair value	5,069	7,321
	Other liabilities	280	575
	Total liabilities of consolidated VIEs	$295,956	$316,752

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016(1)	2015(1)
Property and other revenues
Rental and escalation income	$191,434	$165,041
Hotel related income	193,743	168,727
Resident fee income	72,777	63,373
Other revenue	5,440	3,483
Total property and other revenues	463,394	400,624
Net interest income
Interest income (refer to Note 9)	42,933	65,637
Interest expense on debt and securities	2,160	1,977
Net interest income on debt and securities	40,773	63,660
Expenses
Management fee, related party (refer to Note 9)	46,528	48,231
Interest expense—mortgage and corporate borrowings	124,502	113,009
Real estate properties—operating expenses	238,410	201,141
Other expenses	7,016	4,473
Transaction costs	3,215	5,585
Impairment losses	5,073	—
Provision for (reversal of) loan losses, net	7,242	483
General and administrative expenses
Salaries and related expense	1,999	3,127
Equity-based compensation expense	6,285	10,830
Other general and administrative expenses	4,984	3,246
Total general and administrative expenses	13,268	17,203
Depreciation and amortization	88,003	108,982
Total expenses	533,257	499,107
Other income (loss)
Unrealized gain (loss) on investments and other	(135,481)	(30,574)
Realized gain (loss) on investments and other	377	13,003
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(164,194)	(52,394)
Equity in earnings (losses) of unconsolidated ventures	44,655	53,643
Income tax benefit (expense)	(7,843)	(1,664)
Income (loss) from continuing operations	(127,382)	(415)
Income (loss) from discontinued operations (refer to Note 3)	—	(13,861)
Net income (loss)	(127,382)	(14,276)
Net (income) loss attributable to non-controlling interests	3,177	3,733
Preferred stock dividends	(21,059)	(21,059)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(145,264)	$(31,602)
Earnings (loss) per share:(2)
Income (loss) per share from continuing operations	$(0.79)	$(0.11)
Income (loss) per share from discontinued operations	—	(0.09)
Basic	$(0.79)	$(0.20)
Diluted	$(0.79)	$(0.20)
Weighted average number of shares:(2)
Basic	182,808,556	154,268,233
Diluted	184,674,784	154,626,118
Dividends per share of common stock(2)	$0.40	$0.80
____________________

(1)
The consolidated financial statements for the three months ended March 31, 2016 represent the Company’s results of operations following the NRE Spin-off on October 31, 2015. The three months ended March 31, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations.

(2)	Adjusted for the one-for-two reverse stock split completed on November 1, 2015. Refer to Note 11. “Stockholders’ Equity” for additional disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(127,382)	$(14,276)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale, net	(33,132)	(18,546)
Reclassification of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	223	265
Foreign currency translation adjustment, net	(1,180)	(2,356)
Total other comprehensive income (loss)	(34,089)	(20,637)
Comprehensive income (loss)	(161,471)	(34,913)
Comprehensive (income) loss attributable to non-controlling interests	3,687	4,033
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(157,784)	$(30,880)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	39,466	$939,118	150,842	$1,508	$4,828,928	$(1,422,399)	$49,540	$4,396,695	$316,961	$4,713,656
Net proceeds from offering of common stock	—	—	38,000	380	1,325,860	—	—	1,326,240	—	1,326,240
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	126,484	126,484
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(36,661)	(36,661)
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 12)	—	—	—	—	(14,548)	—	—	(14,548)	14,548	—
Dividend reinvestment plan	—	—	7	—	194	—	—	194	—	194
Amortization of equity-based compensation	—	—	—	—	13,757	—	—	13,757	11,935	25,692
Conversion of exchangeable senior notes	—	—	829	8	13,582	—	—	13,590	—	13,590
Other comprehensive income (loss)	—	—	—	—	—	—	(16,713)	(16,713)	(529)	(17,242)
Conversion of Deferred LTIP Units to LTIP Units	—	—	—	—	(18,730)	—	—	(18,730)	18,730	—
Retirement of shares of common stock	—	—	(6,470)	(64)	(117,983)	—	—	(118,047)	—	(118,047)
Issuance of restricted stock, net of tax withholding	—	—	32	—	(3,602)	—	—	(3,602)	—	(3,602)
Spin-off of NorthStar Europe (refer to Note 3)	—	—	—	—	(878,109)	—	(14,342)	(892,451)	(7,450)	(899,901)
Dividends on common stock and equity-based awards (refer to Note 10)	—	—	—	—	—	(559,668)	—	(559,668)	(3,500)	(563,168)
Dividends on preferred stock	—	—	—	—	—	(84,238)	—	(84,238)	—	(84,238)
Net income (loss)	—	—	—	—	—	(243,259)	—	(243,259)	(24,008)	(267,267)
Balance as of December 31, 2015	39,466	$939,118	183,240	$1,832	$5,149,349	$(2,309,564)	$18,485	$3,799,220	$416,510	$4,215,730
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	101	101
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(6,986)	(6,986)
Non-controlling interest – sale of subsidiary	—	—	—	—	—	—	—	—	(88,604)	(88,604)
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 12)	—	—	—	—	1,846	—	—	1,846	(1,846)	—
Dividend reinvestment plan	—	—	4	—	46	—	—	46	—	46
Amortization of equity-based compensation	—	—	—	—	4,411	—	—	4,411	1,533	5,944
Conversion of exchangeable senior notes	—	—	73	1	503	—	—	504	—	504
Other comprehensive income (loss)	—	—	—	—	—	—	(33,579)	(33,579)	(510)	(34,089)
Retirement of shares of common stock	—	—	(3,890)	(39)	(49,994)	—	—	(50,033)	—	(50,033)
Issuance of restricted stock, net of tax withholding	—	—	1,065	11	(1,794)	—	—	(1,783)	—	(1,783)
Dividends on common stock and equity-based awards (refer to Note 10)	—	—	—	—	—	(75,694)	—	(75,694)	(510)	(76,204)
Dividends on preferred stock	—	—	—	—	—	(21,059)	—	(21,059)	—	(21,059)
Net income (loss)	—	—	—	—	—	(124,205)	—	(124,205)	(3,177)	(127,382)
Balance as of March 31, 2016 (unaudited)	39,466	$939,118	180,492	$1,805	$5,104,367	$(2,530,522)	$(15,094)	$3,499,674	$316,511	$3,816,185

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(127,382)	$(14,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(37,552)	(48,186)
Equity in (earnings) losses of unconsolidated ventures	(7,103)	(5,457)
Depreciation and amortization	88,003	109,726
Amortization of premium/accretion of discount on investments	(14,094)	(19,499)
Interest accretion on investments	(168)	(4,071)
Amortization of deferred financing costs	14,450	13,615
Amortization of equity-based compensation	5,944	10,296
Unrealized (gain) loss on investments and other	132,937	32,983
Realized (gain) loss on investments and other	(377)	(14,924)
Impairment losses	5,073	—
Distributions from PE Investments (refer to Note 5)	33,106	48,186
Distributions from unconsolidated ventures	1,848	196
Distributions from equity investments	2,808	8,685
Amortization of capitalized above/below market leases	1,460	2,660
Straight line rental income, net	(6,807)	(8,159)
Deferred income taxes, net	3,333	(451)
Provision for (reversal of) loan losses, net	7,242	483
Allowance for uncollectible accounts	1,064	582
Other	—	829
Changes in assets and liabilities:
Restricted cash	(1,189)	(661)
Receivables	(5,765)	17,917
Receivables, related parties	1,313	230
Other assets	(6,126)	1,703
Accounts payable and accrued expenses	(22,961)	(23,130)
Due to related party	(4,453)	(4,256)
Other liabilities	(351)	419
Net cash provided by (used in) operating activities	64,253	105,440
Cash flows from investing activities:
Acquisition of operating real estate	—	(95,807)
Acquisition of manufactured homes, held for sale	(2,916)	(1,469)
Improvements of real estate	(44,245)	(23,581)
Improvements of real estate, held for sale	(3,168)	—
Proceeds from sale of real estate	145,962	3,681
Origination of or fundings for real estate debt investments	(12,300)	(10,777)
Proceeds from sale of real estate debt investments	224,013	—
Repayment of real estate debt investments	3,585	104,014
Investment in PE Investments (refer to Note 5)	(1,015)	(1,096)
Distributions from PE Investments (refer to Note 5)	48,036	25,292
Proceeds from sale of PE Investment (refer to Note 5)	144,143	—
Investment in unconsolidated ventures	(1,337)	—
Distributions from unconsolidated ventures	229	2,054
Proceeds from the sale of real estate securities, available for sale	53,886	60,963
Repayment of real estate securities, available for sale	10,305	4,282
Change in restricted cash	37,314	18,436
Payment of leasing costs	(956)	(790)
Investment deposits and pending deal costs	(243)	(568,351)
Other assets	2,493	(6,716)
Net cash provided by (used in) investing activities	603,786	(489,865)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Borrowings from mortgage and other notes payable	$59,326	$67,254
Repayment of mortgage and other notes payable	(60,359)	(27,727)
Repayment of CDO bonds	(15,737)	(16,146)
Repayment of securitization bonds payable	—	(41,831)
Borrowings from credit facilities	—	420,000
Repayment of credit facilities	(212,075)	(241,877)
Payment of financing costs	(1,819)	(70,654)
Purchase of derivative instruments	—	(42)
Payment of cash collateral on derivatives	(62,318)	—
Change in restricted cash	7,763	1,562
Net proceeds from common stock offering	—	555,455
Repurchase of common stock	(47,020)	—
Proceeds from dividend reinvestment plan	46	38
Dividends	(96,931)	(150,858)
Repurchase of shares related to equity-based awards and tax withholding	(5,428)	—
Contributions from non-controlling interests	101	11,789
Distributions to non-controlling interests	(6,986)	(10,885)
Net cash provided by (used in) financing activities	(441,437)	496,078
Effect of foreign currency translation on cash and cash equivalents	(86)	(3,414)
Net increase (decrease) in cash and cash equivalents	226,516	108,239
Cash and cash equivalents—beginning of period	224,101	296,964
Cash and cash equivalents—end of period	$450,617	$405,203

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
Strategic Initiatives
The Company continues to execute a series of strategic initiatives with the goal of maximizing long-term shareholder value. These initiatives include: (i) sales of all or portions of certain real estate assets; (ii) sales of all or a portion of the Company’s PE Investments; and (iii) sales and/or accelerated repayments of the Company’s CRE debt and securities investments. Additionally, in connection with the Company’s continuous evaluation of its capital allocation strategy, the Company revised its dividend policy.
Proceeds from such sales initiatives, along with capital retained from the Company’s revised dividend policy, are currently expected to be used for opportunistically repurchasing the Company’s common stock, which the Company believes is currently trading at a significant discount to underlying net asset value and toward repayment of a significant portion of the Company’s corporate recourse borrowing obligations with $425 million currently outstanding (excluding $280 million of trust preferred securities with maturities beginning in 2035).
In addition, the Company’s board of directors formed a special committee, which retained UBS Investment Bank as its financial advisor, to explore a potential recombination transaction with NSAM. The special committee is comprised solely of independent directors that are not on the board of directors of NSAM. In May 2016, the Company also announced that it had entered into exclusive discussions with NSAM and Colony Capital, Inc. (“Colony Capital”) regarding a tri-party business combination. There can be no assurance that the exploration of corporate strategic initiatives, including the Company’s discussions with NSAM and Colony Capital, will result in any definitive agreement, transaction or initiative being announced or consummated.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”).
The three months ended March 31, 2016 include the Company’s results of operations following the spin-off of its European real estate business (the “NRE Spin-off”) into a separate publicly-traded REIT, NorthStar Realty Europe Corp. (“NorthStar Europe”). The three months ended March 31, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations. As a result, the three months ended March 31, 2016 may not be comparable to the prior period presented. Expenses also included an allocation of indirect expenses of the Company to NorthStar Europe, including salaries and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had the European real estate business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of the Company’s operations.

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
Reclassifications
Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation including amounts related to discontinued operations (refer to Note 3).
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the components of accumulated OCI for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Accumulated OCI	Unrealized Gain (Loss) on Available for Sale Securities	Interest Rate Swap Gain (Loss)	Foreign Currency Translation	Total
Balance as of December 31, 2015	$21,016	$(767)	$(1,764)	$18,485
Unrealized gain (loss) on real estate securities, available for sale	(33,724)	—	—	(33,724)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	592	—	—	592
Reclassification of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	223	—	223
Foreign currency translation adjustment	—	—	(1,180)	(1,180)
Non-controlling interests	331	(2)	181	510
Balance as of March 31. 2016 (Unaudited)	$(11,785)	$(546)	$(2,763)	$(15,094)

Balance as of December 31, 2014	$56,072	$(1,694)	$(4,838)	$49,540
Unrealized gain (loss) on real estate securities, available for sale	(7,123)	—	—	(7,123)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(11,423)	—	—	(11,423)
Reclassification of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	265	—	265
Foreign currency translation adjustment	—	—	(2,356)	(2,356)
Non-controlling interests	—	—	331	331
Balance as of March 31, 2015 (Unaudited)	$37,526	$(1,429)	$(6,863)	$29,234
Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate and CRE debt investments. The following table presents a summary of restricted cash as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015

Capital expenditures reserves	$131,477	$171,712
Operating real estate escrow reserves(1)	95,934	107,399
CRE debt escrow deposits	4,503	8,815
Cash in CDOs(2)	7,574	11,362
Total	$239,488	$299,288
__________________________________________________

(1)	Primarily represents insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to operating real estate.

(2)	Represents proceeds from repayments and/or sales pending distribution.
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. The Company may elect to apply the fair value option for certain investments due to the nature of the instrument. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
Operating real estate, including REO, which has met the criteria to be classified as held for sale, is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. The Company records a gain (loss) on sale of real estate when title is conveyed to the buyer and the Company has no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, the Company defers some or all of the gain (loss) recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
Intangible Assets and Intangible Liabilities
The Company records acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, below-market ground leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the identified intangibles are amortized over the remaining

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

lease term. Above/below-market leases are amortized into rental income, below-market ground leases are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations.
Events or circumstances which could indicate a potential impairment include (but are not limited to) issues with local, state or federal governments; on-going or projected negative operating income or cash flow; a significant change in payor mix related to healthcare assets; and/or a significant change in the occupancy rate and/or rising interest rates.
A discounted cash flow model is performed based on management’s forecast of operating performance for each reporting unit to assess fair value. In addition, the Company looks at comparable companies and representative transactions to validate management’s expectations, where possible. The inputs used in the annual test is updated for current market conditions and forecasts. The two main assumptions used in measuring goodwill impairment, include the cash flow from operations from each of the Company’s reporting units and the weighted average cost of capital. The starting point for each of the reporting unit’s cash flow from operations is the detailed annual plan. The detailed planning process takes into consideration many factors including EBITDAR, EBITDAR margins, revenue growth rate and capital spending requirements, among other items which impact the individual reporting unit projections. Cash flow beyond the specific operating plans are estimated using a terminal value calculation, which incorporate historical and forecasted financial cyclical trends for each reporting unit and considered long-term earnings growth rates. The financial and credit market volatility directly impacts the fair value measurement through the weighted average cost of capital that the Company uses to determine the discount rate. During times of volatility, significant judgment must be applied to determine whether credit changes are a short-term or long term trend. Fair value of the reporting unit is using significant unobservable inputs or Level 3 in the fair value hierarchy. These inputs are based on internal management estimates, forecasts and judgments.
The annual impairment test for the reporting units related to a healthcare portfolio acquired in May 2014 was conducted as of October 1, 2015 and the remaining reporting units related to a portfolio acquired in December 2014 with the acquisition of Griffin-American Healthcare REIT II, Inc. (“Griffin-American” or “Griffin-American Portfolio”) and was conducted as of December 31, 2015. Management used an independent third-party valuation party specialist to assist. Based on the step one analysis performed, management determined the fair value for all of reporting units were in excess of the respective reporting unit’s carrying value, with four exceptions, related to the healthcare portfolio acquired in 2014. As a result, the Company estimated the impairment loss for such reporting units to be $25.5 million and recorded an estimated preliminary impairment charge for such amount in the fourth quarter 2015. Step two of the impairment test was completed in the first quarter 2016 and there was no change to the estimate recorded.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary
The following tables presents identified intangibles as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)			December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place leases	$268,016	$(73,341)	$194,675	$289,124	$(82,089)	$207,035
Above-market leases	262,380	(37,605)	224,775	268,426	(35,940)	232,486
Goodwill(1)	47,719	NA	47,719	48,635	NA	48,635
Other	40,958	(2,452)	38,506	41,149	(2,028)	39,121
Total	$619,073	$(113,398)	$505,675	$647,334	$(120,057)	$527,277

Intangible liabilities:
Below-market leases	$175,008	$(32,730)	$142,278	$177,931	$(30,462)	$147,469
Other(2)	2,236	(72)	2,164	2,236	(63)	2,173
Total	$177,244	$(32,802)	$144,442	$180,167	$(30,525)	$149,642
_______________________

(1)
Represents goodwill associated with two acquisitions of healthcare portfolios that operate through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures. The first portfolio relates to a healthcare portfolio acquired in 2014 ($25.5 million) and the second relates to goodwill associated with a healthcare portfolio in the U.K. in the Griffin-American Portfolio ($48.6 million). For the year ended December 31, 2015, the Company recorded an estimated goodwill impairment of $25.5 million related to the healthcare portfolio acquired in 2014, which was finalized during the three months ended March 31, 2016. The change in goodwill for the three months ended March 31, 2016 relates to foreign currency translation.

(2)	Represents the value associated with a purchase price option associated with the Griffin-American Portfolio.

Other Assets and Other Liabilities
The following table presents a summary of other assets and other liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015

Other assets:
Cash collateral held by derivative counterparty (refer to Note 14)	$62,318	$—
Investment-related reserves	45,552	47,380
Prepaid expenses	24,897	22,573
Deferred tax assets, net	24,145	24,435
Deferred costs	9,154	9,461
Due from servicer	2,399	642
Investment deposits and pending deal costs	1,411	568
Notes receivable, net	210	694
Other	2,049	2,015
Total	$172,135	$107,768

	March 31, 2016 (Unaudited)	December 31, 2015

Other liabilities:
Deferred tax liabilities	$52,241	$50,341
PE Investments deferred purchase price (refer to Note 5)	44,212	44,212
Tenant security deposits	30,192	30,327
Prepaid rent and unearned revenue	21,498	24,697
Escrow deposits payable	7,914	11,753
Other	4,033	4,526
Total	$160,090	$165,856

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in the consolidated statements of operations.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Equity-Based Compensation
The Company accounts for equity-based compensation awards, including awards granted to co-employees, using the fair value method, which requires an estimate of fair value of the award. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For time-based awards, fair value is determined based on the stock price on the grant date. The Company recognizes compensation expense over the vesting period on a straight-line basis or the attribution method depending if the grant is to an employee or non-employee. For performance-based awards, fair value is determined based on the stock price at the date of grant and an estimate of the probable achievement of such measure. The Company recognizes compensation expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution expense method. For market-based measures, fair value is determined using a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate. The Company recognizes compensation expense, over the requisite service period, net of estimated forfeitures, on a straight-line basis. For awards with a combination of performance or market measures, the Company estimates the fair value as if it were two separate awards. First, the Company estimates the probability of achieving the performance measure. If it is not probable the performance condition will be met, the Company records the compensation expense based on the fair value of the market measure, as described above. This expense is recorded even if the market-based measure is never met. If the performance-based measure is subsequently estimated to be achieved, the Company records compensation expense based on the performance-based measure. The Company would then record a cumulative catch-up adjustment for any additional compensation expense.
Equity-based compensation issued to non-employees is accounted for using the fair value of the award at the earlier of the performance commitment date or performance completion date. Time-based awards are remeasured every quarter based on the stock price as of the end of the reporting period until such awards vest, if any.
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
Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. Diluted EPS includes restricted stock and the potential dilution that could occur if outstanding restricted stock units (“RSUs”) or other contracts to issue common stock, assuming performance hurdles have been met, were converted to common stock (including limited partnership interests in the Operating Partnership which are structured as profits interests (“LTIP Units”) (refer to Note 10), where such exercise or conversion would result in a lower EPS. The dilutive effect of such RSUs and LTIP Units is calculated assuming all units are converted to common stock.
Discontinued Operations
Subsequent to the early adoption of the accounting standards update on the presentation of discontinued operations beginning in April 2014, the Company presents spin-offs of businesses and portfolios of properties that are sold or classified as held for sale as discontinued operations provided that the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

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
The Company recorded income tax expense of $7.8 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively, of which $4.5 million represents a current income tax expense for three months ended March 31, 2016 and $0.2 million represents a current income tax benefit for the three months ended March 31, 2015.
Other
Refer to Note 2 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for further disclosure of the Company’s significant accounting policies.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s consolidated financial position or results of operations. Refer to Note 16 for further disclosure.
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
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  Early adoption is permitted.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  The Company is evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016 (Unaudited)	December 31, 2015

Land	$1,045,465	$1,047,620
Land improvements	148,498	148,295
Buildings and improvements	6,714,523	6,728,957
Building leasehold interests and improvements	723,578	723,573
Furniture, fixtures and equipment	359,599	346,628
Tenant improvements	161,776	165,539
Construction in progress	61,315	57,663
Subtotal	9,214,754	9,218,275
Less: Accumulated depreciation	(582,612)	(511,113)
Less: Allowance for operating real estate impairment	(4,903)	(4,903)
Operating real estate, net	$8,627,239	$8,702,259

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of March 31, 2016 (dollars in thousands):

		Assets			Liabilities
Description	Properties	Operating Real Estate, Net(1)	Intangible Assets, Net	Total(2)	Mortgage and Other Notes Payable, Net	Intangible Liabilities, Net	Total	WA Ownership Interest
Manufactured housing communities(3)	136	$1,495,345	$24,015	$1,519,360	$1,262,057	$—	$1,262,057	94%
Multifamily(4)	11	304,861	—	304,861	247,032	—	247,032	90%
Other	8	86,273	2,589	88,862	41,482	14,280	55,762	NA
Total	155	$1,886,479	$26,604	$1,913,083	$1,550,571	$14,280	$1,564,851
______________________________________

(1)	Includes $58.9 million of manufactured housing notes receivables previously recorded in other assets.

(2)	Represents operating real estate and intangible assets, net of depreciation and amortization of $218.1 million.

(3)
In May 2016, the Company entered into an agreement to sell its manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $620 million of net proceeds. The Company expects the transaction to close in the second half of 2016.

(4)
The Company entered into and are finalizing agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $86 million of net proceeds and continues to explore the sale of the remaining two properties, including one multifamily property accounted for as an investment in unconsolidated subsidiary (refer to Note 6).

In March 2016, the Company sold its 60% interest in the $898.7 million independent living facility portfolio (“Senior Housing Portfolio”) for $534.5 million. The Company received $149.4 million of proceeds, net of sales costs. In connection with the sale, the Company recorded a $16.7 million realized gain in the Company’s consolidated statements of operations, which represented a reversal of previously recorded accumulated depreciation and transaction costs. Refer to Note 9. Related Party Arrangements for further disclosure.
Spin-off of European Real Estate Business
On October 31, 2015, the Company completed the NRE Spin-off into a separate publicly-traded REIT, NorthStar Europe, in the form of a taxable distribution. In connection with the NRE Spin-off, each of the Company’s common stockholders received shares of NorthStar Europe’s common stock on a one-for-six basis, before giving effect to a one-for-two reverse stock split of the Company’s common stock (the “Reverse Split”). The Company contributed to NorthStar Europe approximately $2.6 billion of European real estate, at cost (excluding the Company’s European healthcare properties), comprised of 52 properties spanning across some of Europe’s top markets and $250 million of cash. In connection with the NRE Spin-off, $2.8 billion of assets were transferred and $1.9 billion of liabilities were assumed by NorthStar Europe.
For the three months ended March 31, 2015, the Company recorded a $13.9 million loss included in discontinued operations in the Company’s consolidated statements of operations associated with NorthStar Europe which represented a carve-out of revenues of $1.8 million and expenses of $15.7 million, primarily related to transaction costs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Real Estate Debt Investments
The following table presents CRE debt investments as of March 31, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount(3)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(6)	Yield(4)
Asset Type:
First mortgage loans(1)(6)	7	$198,534	$170,349	42.5%	10.24%	8.62%	3.18%	32.6%
Mezzanine loans	6	22,400	18,571	4.8%	9.05%	4.00%	7.24%	39.8%
Subordinate interests	4	170,980	169,760	36.6%	12.67%	5.67%	8.87%	58.8%
Corporate loans	4	35,382	30,880	7.6%	12.92%	—%	14.81%	—%
Subtotal/Weighted average(2)	21	427,296	389,560	91.5%	11.25%	10.69%	6.77%	40.8%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	9,320	5.8%	—%	1.27%	3.92%	100.0%
Mezzanine loans	1	11,000	10,752	2.4%	8.00%	—%	8.18%	—%
Corporate loans	6	1,936	1,936	0.4%	6.74%	—%	6.74%	—%
Subtotal/Weighted average	9	39,893	22,008	8.5%	7.81%	1.27%	6.25%	67.6%
Total	30	$467,189	$411,568	100.0%	11.08%	9.42%	6.75%	43.1%

Real estate debt, held for sale(5)	4	$91,949	$88,972	NA	—%	6.57%	7.23%	100.0%
____________________________________________________________

(1)
Includes three loans that pursuant to certain terms and conditions which may or may not be satisfied, where the Company has an option to purchase the properties securing these loans. One of these three loans is a Sterling denominated loan of £66.7 million, of which £25.0 million is available to be funded as of March 31, 2016. This loan has various maturity dates depending upon the timing of advances; however, will be no later than March 2022.

(2)	Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $9.3 million.

(3)	Based on principal amount.

(4)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of March 31, 2016 and for CRE debt with a LIBOR floor greater than LIBOR, using such floor.

(5)
One CRE debt investment served as collateral for financing transactions with a carrying value of $38.6 million for the Company’s loan facility. The remainder was unleveraged. In April 2016, the Company sold these loans and used $25.2 million of proceeds to pay down the Company’s loan facility in full, resulting in net proceeds of $64.0 million.

(6)	$64.0 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.95%.
The following table presents CRE debt investments as of December 31, 2015 (dollars in thousands):

					Weighted Average(5)			Floating Rate as % of Principal Amount(3)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(6)	Yield(7)
Asset Type:
First mortgage loans(1)	11	$286,628	$260,237	51.6%	7.09%	4.95%	6.18%	55.8%
Mezzanine loans	6	22,361	18,630	4.0%	9.04%	4.00%	8.39%	39.9%
Subordinate interests	4	171,044	169,781	30.8%	13.04%	5.65%	8.72%	59.0%
Corporate loans	4	35,215	30,681	6.3%	12.93%	—%	14.84%	—%
Subtotal/Weighted average(2)	25	515,248	479,329	92.7%	10.51%	5.26%	8.12%	52.5%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	9,321	4.9%	—%	1.27%	3.10%	100.0%
Mezzanine loans	1	11,000	10,675	2.0%	8.00%	—%	8.24%	—%
Corporate loans	6	2,149	2,149	0.4%	6.74%	—%	6.74%	—%
Subtotal/Weighted average	9	40,106	22,145	7.3%	7.79%	1.27%	5.70%	67.2%
Total	34	$555,354	$501,474	100.0%	10.33%	4.79%	7.98%	53.5%

Real estate debt, held for sale(7)	7	$225,037	$224,677	NA	13.65%	7.41%	10.89%	52.5%
____________________________________________________________

(1)
Includes three loans that pursuant to certain terms and conditions which may or may not be satisfied, where the Company has an option to purchase the properties securing these loans. One is a Sterling denominated loan of £66.7 million. This loan has various maturity dates depending upon the timing of advances; however, will be no later than March 2022.

(2)	Certain CRE debt investments serve as collateral for financing transactions including carrying value of $38.6 million for the Company’s loan facility. The remainder is unleveraged.

(3)	Based on principal amount.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4)
Excludes an aggregate principal amount of $$129.3 million related to three CRE debt investments that were originated prior to 2008, three non-performing loans and one first mortgage loan acquired with deteriorated credit quality.

(5)
$63.9 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.95%. Includes one first mortgage loan with a principal amount of $5.8 million with a spread over the prime rate.

(6)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2015 and for CRE debt with a LIBOR floor, using such floor.

(7)	In the first quarter 2016, the Company sold these seven loans and used $46.9 million of proceeds to pay down the Company’s loan facility, resulting in net proceeds of $178.2 million.
The following table presents maturities of CRE debt investments based on principal amount as of March 31, 2016 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
April 1 to December 31, 2016	$103,129	$97,747
Years ending December 31:
2017	220	220
2018	1,716	1,716
2019	—	—
2020	—	—
Thereafter	267,753	273,135
Total(2)	$372,818	$372,818
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.

(2)
Excludes three non-performing loans (“NPLs”) with an aggregate principal amount of $94.4 million as of March 31, 2016 due to maturity defaults. In April 2016, one NPL, with a total principal amount of $52 million, was repaid at par.

As of March 31, 2016, the weighted average maturity, including extensions, of CRE debt investments was 5.5 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value primarily due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of March 31, 2016, the Company had $39.6 million of net unamortized discount and $1.4 million of net unamortized origination fees and costs.
Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
Beginning balance	$7,839		$5,599
Provision for (reversal of) loan losses, net	4,260	(1)(2)	200	(1)
Ending balance	$12,099		$5,799
____________________________________________________________

(1)
Excludes $0.1 million of provision for loan losses relating to manufactured housing notes receivables recorded in assets of properties held for sale as of March 31, 2016 and $0.3 million recorded in other assets as of March 31, 2015.

(2)	Excludes $2.9 million of provision for loan losses primarily relating to exit fees on real estate debt, held for sale.
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
The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

	March 31, 2016	December 31, 2015
Credit Quality Indicator:
Loans with no loan loss reserve:
First mortgage loans	$84,668	$168,978
Mezzanine loans	29,323	29,305
Subordinate interests	169,759	169,781
Corporate loans	32,816	32,830
Subtotal	316,566	400,894
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans(1)	4,137	4,137
Mezzanine loans(2)	—	—
Subtotal	4,137	4,137
Non-performing loans(3)	90,865	96,443
Total	$411,568	$501,474
____________________________________________________________

(1)	Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $3.1 million as of March 31, 2016 and December 31, 2015.

(2)
Includes one mezzanine loan with a 100% loan loss reserve with a principal amount of $3.8 million as of March 31, 2016 and December 31, 2015. Such loan is not considered a NPL as debt service is currently being received.

(3)	In April 2016, one NPL, with a total principal amount of $52 million, was repaid at par.
Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016				December 31, 2015
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	5	$118,177	$95,002	$8,333	5	$119,677	$100,580	$4,073
Mezzanine loans	1	3,766	—	3,766	1	3,766	—	3,766
Total	6	$121,943	$95,002	$12,099	6	$123,443	$100,580	$7,839
____________________________________________________________

(1)
Principal amount differs from carrying value primarily due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $3.1 million as of March 31, 2016 and December 31, 2015.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to them being deemed impaired for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	March 31, 2016			March 31, 2015
	Number	Average Carrying Value	Quarter Ended Income	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	5	$97,791	$2,100	2	$2,690	$50
Mezzanine loans	1	—	—	1	—	2
Total/weighted average	6	$97,791	$2,100	3	$2,690	$52
As of March 31, 2016, the Company had three loans past due greater than 90 days. As of March 31, 2015, the Company did not have any loans past due greater than 90 days.

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures (“PE Investment I”, “PE Investment II” and “PE Investment XV”) or consolidated ventures and direct investments (“PE Investment III to XIV,” collectively “Direct PE Investments”) which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered variable interest entities, except for PE Investment I and II (refer to Note 16). PE Investment I and II are considered voting interest entities and are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company does not consolidate any of the underlying real estate private equity funds owned in Direct PE Investments as it does not own a majority voting interest in any such funds or is not the primary beneficiary of such funds.
The following tables summarize the Company’s PE Investments as of March 31, 2016 (dollars in millions):

PE Investment	Initial Closing Date	NAV Reference Date(1)	Number of Funds		Purchase Price	Expected Future Funding(2)
PE Investment I	February 15, 2013	June 30, 2012	49		$282.1	$2
PE Investment II(3)	July 3, 2013	September 30, 2012	24		5.0	3
PE Investment III	December 31, 2013	June 30, 2013	8		79.6	—
PE Investment IV	May 30, 2014	December 31, 2013	1		8.0	—
PE Investment V	July 1, 2014	September 30, 2013	3		12.0	—
PE Investment VI	July 30, 2014	June 30, 2014	20		90.2	1
PE Investment VII	August 15, 2014	December 31, 2013	14		54.9	—
PE Investment IX	October 2, 2014	March 31, 2014	11		217.7	2
PE Investment X	December 4, 2014	June 30, 2014	13		152.4	—
PE Investment XI	May 1, 2015	September 30, 2014	2		6.4	—
PE Investment XII	May 5, 2015	June 30, 2014	1		6.2	—
PE Investment XIII	May 22, 2015	December 31, 2014	11		441.1	3
PE Investment XIV(4)	September 9, 2015	December 31, 2014	15		50.2	50
PE Investment XV	November 12, 2015	December 31, 2014	1		60.0	12
Total			173	(5)	1,465.8	$73
____________________________________________________________

(1)	Represents the net asset value (“NAV”) date on which the Company agreed to acquire the respective PE Investment.

(2)
Includes an estimated amount of expected future contributions to funds and any deferred purchase price as of March 31, 2016. The actual amount of future contributions underlying the fund interests that may be called and funded by the Company could vary materially from the Company’s expectations.

(3)
In February 2016, the Company sold substantially all of its interest in PE Investment II for proceeds of $184.1 million. In connection with the sale, the buyers assumed substantially all of the Company’s $243 million portion of the deferred purchase price obligation of the PE Investment II joint venture. The purchase price represents 1% of the original purchase price. Refer to Note 9. Related Party Arrangements for further disclosure.

(4)
PE Investment XIV paid $50.2 million to the seller for all of the fund interests, or 50% of the December 31, 2014 NAV, and will pay the remaining $47.8 million in equal installments one year and two years after the initial closing date, respectively. Such amount is included in other liabilities on the consolidated balance sheets.

(5)	The total number of funds includes 28 funds held across multiple PE Investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Carrying Value		Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
PE Investment(5)	March 31, 2016 (Unaudited)	December 31, 2015	Income(1)(2)	Distributions	Contributions	Income(1)(2)	Distributions	Contributions
PE Investment I(3)	$124.0	$154.0	$7.6	$33.8	$—	$13.9	$17.7	$0.6
PE Investment II(4)	2.0	186.2	0.1	0.2	—	14.0	21.6	—
PE Investment III	28.5	26.8	2.3	0.6	—	0.7	1.5	—
PE Investment IV	6.8	7.6	0.3	1.1	—	0.3	—	—
PE Investment V	6.6	7.7	0.3	1.4	—	0.5	—	—
PE Investment VI	74.2	75.3	2.0	3.2	0.1	3.4	7.4	0.1
PE Investment VII	31.3	30.2	1.5	0.4	—	2.1	1.9	—
PE Investment IX	126.6	129.2	5.3	8.0	0.1	7.4	18.0	0.2
PE Investment X	120.6	128.5	3.7	11.6	—	5.9	13.8	0.2
PE Investment XI	4.3	4.2	0.3	0.2	—	—	—	—
PE Investment XII	2.6	2.6	0.1	0.1	—	—	—	—
PE Investment XIII	289.4	287.4	9.6	8.3	0.7	—	—	—
PE Investment XIV	51.2	55.2	1.5	5.6	0.1	—	—	—
PE Investment XV	1.4	6.8	3.0	8.4	—	—	—	—
Total	$869.5	$1,101.7	$37.6	$82.9	$1.0	$48.2	$81.9	$1.1
____________________________________________________________

(1)	Income is recorded gross of a current income tax expense of $4.7 million and $1.5 million, respectively, for the three months ended March 31, 2016 and 2015.

(2)	Recorded in equity in earnings in the consolidated statements of operations.

(3)
The Company recorded an unrealized loss of $3.8 million for the three months ended March 31, 2016, which represented a partial reversal of an unrealized gain of $32.6 million recorded for the year ended December 31, 2014.

(4)	The distributions received for the three months ended March 31, 2016 excludes proceeds of $184.1 million in connection with the sale of substantially all of the Company’s interest in PE Investment II.

(5)	As of March 31, 2016, cash flow is expected through June 30, 2024, with a weighted average expected remaining life of 1.4 years.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment II
In June 2013, the Company, NorthStar Income and funds managed by Goldman Sachs Asset Management (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law, to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported NAV acquired was $910.0 million as of September 30, 2012. In February 2016, the Company sold substantially all of its interest in PE Investment II for proceeds of $184.1 million to the other Partners. In connection with the sale, the buyers, Goldman Sachs Asset Management and NorthStar Income, each assumed substantially all of the Company’s $243 million portion of the deferred purchase price obligation of the PE Investment II joint venture.

6.	Investments in Unconsolidated Ventures
The following is a description of investments in unconsolidated ventures. The investments in RXR Realty LLC (“RXR Realty”), Aerium Group (“Aerium”) and SteelWave, LLC (formerly known as Legacy Partners Commercial, LLC) (“SteelWave”) are accounted for at fair value due to the election of the fair value option (refer to Note 13). The investments in the NSAM Retail Companies (as defined below) were accounted for under the equity method prior to the spin-off of the Company’s historical asset management business (“NSAM Spin-off”) and are accounted for under the cost method subsequent to the NSAM Spin-off. All other investments in unconsolidated ventures are accounted for under the equity method.
The following table summarizes the Company’s investments in unconsolidated ventures as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 (dollars in millions):

		Carrying Value		Equity in Earnings (Losses)
	Ownership	March 31, 2016 (Unaudited)	December 31, 2015	Three Months Ended March 31,
Investment	Interest			2016	2015
RXR Realty(1)	27%	$93.7	$89.3	$6.1	$3.5
Aerium(2)	15%	7.0	16.5	—	1.0
LandCap(3)	49%	7.7	7.7	—	0.3
SteelWave(4)	40%	7.4	6.8	0.6	0.4
CS/Federal(5)	50%	5.7	5.7	—	0.1
NSAM Retail Companies(6)	Various	15.0	14.0	0.1	0.1
NorthStar Realty Finance Trusts(7)	N/A	3.7	3.7	—	—
Multifamily Joint Venture(8)	90%	3.9	3.5	0.3	—
Office Joint Venture(9)	10%	8.5	8.5	—	—
Total		$152.6	$155.7	$7.1	$5.4
___________________________________________________________

(1)
In December 2013, the Company entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate in the New York Tri-State area. The Company’s equity interest in RXR Realty is structured so that NSAM is entitled to certain fees in connection with RXR Realty’s investment management business.  Refer to Note 9. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.

(2)
Aerium is a pan-European real estate investment manager specializing in commercial real estate properties. The Company recorded an unrealized loss on its interest in Aerium of $10.8 million for the three months ended March 31, 2016. The Company’s equity interest in Aerium is structured so that NSAM is entitled to certain fees in connection with Aerium’s asset management business. Refer to Note 9. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.

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

(6)
Affiliates of NSAM also manage the Company’s previously sponsored companies: NorthStar Income, NorthStar Healthcare and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) and together with any new retail company (herein collectively referred to as the “NSAM Retail Companies”).

(7)
The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the “Trusts”). The Trusts were formed to issue trust preferred securities. Refer to Note 16 for further disclosure.

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

(9)
In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NSAM Retail Companies
The Company committed to purchase up to $10 million in shares of each of NSAM’s Retail Companies’ common stock during the period from when each offering was declared effective through the end of their respective offering period, in the event that NSAM Retail Companies’ distributions to its stockholders, on a quarterly basis, exceeds certain measures of operating performance.
The Company acquired an aggregate of $15.4 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through March 31, 2016. In addition, pursuant to the management agreement with NSAM, the Company committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Retail Company, up to a total of five new companies per year.
As of March 31, 2016, the Company’s distribution support obligations remain outstanding for NorthStar Income II and the following other NSAM Retail Companies:

•
NorthStar/RXR New York Metro Real Estate, Inc. - NorthStar/RXR New York Metro Real Estate, Inc.’s (“NorthStar/RXR New York Metro”) registration statement filed with the SEC seeks to offer up to $2 billion in a public offering of multiple classes of common stock. In December 2015, the Company and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount as a result of the purchase of 0.2 million shares of its common stock for an aggregate $2.0 million, of which$1.5 million was invested by the Company. The Company currently consolidates NorthStar/RXR New York Metro based on its majority voting interest in the entity. NSAM began raising capital for NorthStar/RXR New York Metro in the second quarter 2016.

•
NorthStar Corporate Fund - NorthStar Corporate Income Fund’s (“NorthStar Corporate Fund”) registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In January 2016, the Company and an affiliate of Och-Ziff Capital Management Group invested $2.0 million of seed capital into NorthStar Corporate Fund, of which $1.0 million was invested by the Company. In February 2016, NorthStar Corporate Fund was declared effective by the SEC and expects to begin raising capital in 2016.

•
NorthStar Capital Fund - NorthStar Real Estate Capital Income Fund’s (“NorthStar Capital Fund”) registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In March 2016, the Company invested $2.0 million of seed capital into NorthStar Capital Fund. In May 2016, NorthStar Capital Fund was declared effective by the SEC and expects to begin raising capital in 2016. The Company currently consolidates the master fund of NorthStar Capital Fund based on its majority voting interest in the entity.

•
NorthStar Corporate Investment - In June 2015, NorthStar Corporate Investment, Inc. confidentially submitted an amended registration statement on Form N-2 to the SEC seeking to raise up to $1 billion in a public offering of common stock.

7.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of March 31, 2016 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)(8)	24	$363,493	$164,681	$10,597	$(21,885)	$153,393	30.8%	2.24%	24.23%
N-Star CDO equity(5)(8)	4	68,128	68,128	1,168	(28,320)	40,976	5.8%	NA	13.11%
CMBS and other securities(6)	13	67,060	47,689	34	(22,779)	24,944	5.7%	0.76%	1.30%
Subtotal(2)	41	498,681	280,498	11,799	(72,984)	219,313	42.3%	2.01%	17.63%
CRE securities in N-Star CDOs(5)(7)
CMBS	121	525,664	391,920	22,914	(104,563)	310,271	44.5%	3.39%	9.27%
Third-party CDO notes	7	55,190	49,728	—	(43,070)	6,658	4.4%	—%	—%
Agency debentures	8	87,172	32,133	10,350	—	42,483	7.4%	—%	4.57%
Unsecured REIT debt	1	8,000	8,257	589	—	8,846	0.7%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,819)	5,406	0.7%	2.25%	2.32%
Subtotal	139	683,251	489,263	33,853	(149,452)	373,664	57.7%	2.72%	7.86%
Total	180	$1,181,932	$769,761	$45,652	$(222,436)	$592,977	100.0%	2.44%	11.42%
____________________________________________________________

(1)	Excludes $142.1 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation and includes $2.4 million of N-Star CDO bonds owned in N-Star CDO IX.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of March 31, 2016.

(5)	The fair value option was elected for these securities (refer to Note 13).

(6)	The fair value option was elected for $19.4 million carrying value of these securities (refer to Note 13).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(8)	As of March 31, 2016, the weighted average remaining life of the N-Star CDO bonds and N-Star CDO equity is 1.8 years and 2.7 years, respectively.
The Company sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. The Company acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO (“CSE CDO”) and the CapLease 2005-1 CDO (“CapLease CDO”) sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs and their assets are referred to as legacy investments. All N-Star CDOs are considered VIEs (refer to Note 16). At the time of issuance of the sponsored CDOs, the Company retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, the Company repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds.
As of March 31, 2016, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit commercial mortgage-backed securities (“CMBS”), meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of March 31, 2016, contractual maturities of CRE securities investments ranged from two months to 37 years, with a weighted average expected maturity of 3.4 years.
The following table presents CRE securities as of December 31, 2015 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	Losses	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	26	$401,848	$194,908	$24,332	$(2,513)	$216,727	31.3%	1.98%	22.01%
N-Star CDO equity(5)	4	71,003	71,003	1,290	(27,388)	44,905	5.5%	NA	12.41%
CMBS and other securities(6)	15	116,681	61,520	15,340	(21,295)	55,565	9.1%	2.15%	5.52%
Subtotal(2)	45	589,532	327,431	40,962	(51,196)	317,197	45.9%	2.01%	16.83%
CRE securities in N-Star CDOs(5)(7)
CMBS	123	538,205	398,343	31,244	(103,076)	326,511	41.9%	3.48%	10.13%
Third-party CDO notes	8	55,509	50,047	—	(43,362)	6,685	4.4%	0.01%	—%
Agency debentures	8	87,172	31,774	6,384	(842)	37,316	6.8%	—	4.57%
Unsecured REIT debt	1	8,000	8,285	691	—	8,976	0.6%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,800)	5,425	0.6%	2.25%	2.32%
Subtotal	142	696,111	495,674	38,319	(149,080)	384,913	54.1%	2.80%	8.56%
Total	187	$1,285,643	$823,105	$79,281	$(200,276)	$702,110	100.0%	2.46%	11.85%
_________________________________________________________

(1)	Excludes $142.9 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2015.

(5)	The fair value option was elected for these securities (refer to Note 13).

(6)	The fair value option was elected for $48.7 million carrying value of these securities (refer to Note 13).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
For the three months ended March 31, 2016, proceeds from the sale of CRE securities was $53.9 million resulting in a net realized loss of $5.6 million. The Company recognized a $9.7 million net cash gain related to acceleration of discount in connection with these sales. For the three months ended March 31, 2015, proceeds from the sale of CRE securities was $61.0 million resulting in a net realized gain of $10.9 million.
CRE securities investments, not held in N-Star CDOs, include 25 securities for which the fair value option was not elected. As of March 31, 2016, the aggregate carrying value of these securities was $159.0 million, representing $11.3 million of accumulated net unrealized losses included in OCI. As of March 31, 2016, the Company held 20 securities with an aggregate carrying value of $119.1 million with an unrealized loss of $21.9 million, three of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, the Company recorded OTTI of $7.0 million for the three months ended March 31, 2016, which was recorded in realized gain (loss) on investments and other in the consolidated statements of operations. As of March 31, 2016, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Borrowings
The following table presents borrowings as of March 31, 2016 and December 31, 2015 (dollars in thousands):

				March 31, 2016		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Healthcare
East Arlington, TX	Non-recourse	May-17	5.89%	$3,087	$3,082	$3,101	$3,097
Ohio Portfolio(16)	Non-recourse	Jan-19	LIBOR + 4.25%	19,883	19,731	19,948	19,780
Lancaster, OH(16)	Non-recourse	Jan-19	LIBOR + 4.25%	2,216	2,187	2,261	2,229
Wilkinson Portfolio(16)	Non-recourse	Jan-19	6.99%	146,299	145,730	147,076	146,447
Tuscola/Harrisburg, IL(16)	Non-recourse	Jan-19	7.09%	7,230	7,185	7,268	7,218
Formation Portfolio(5)	Non-recourse	May-19(6)/Jan-25/Feb-26	LIBOR + 4.25%(7)/4.54%/4.59%	705,344	697,963	701,819	695,060
Minnesota Portfolio(16)	Non-recourse	Nov-19	LIBOR + 3.50%	37,800	37,215	37,800	37,171
Griffin-American - U.K.(5)	Non-recourse	Dec-19(6)	LIBOR + 4.25%(7)	317,466	313,164	327,890	322,415
Griffin-American - U.S. - Fixed(5)	Non-recourse	Dec-19(6)/ Jun-25 / Dec-35	4.68%	1,763,023	1,696,616	1,763,036	1,692,098
Griffin-American - U.S. - Floating(5)	Non-recourse	Dec-19(6)	LIBOR + 3.23%(7)	854,568	822,379	854,565	820,180
Wakefield Portfolio	Non-recourse	April-20	LIBOR + 4.00%	54,576	54,140	54,694	54,228
Healthcare Preferred(8)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio(8)	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
Subtotal Healthcare/weighted average			4.56%(7)	4,107,622	3,995,522	4,115,588	3,996,053
Hotel
Innkeepers Portfolio(5)	Non-recourse	Jun-19(6)	LIBOR + 3.39%(7)	840,000	838,766	840,000	837,137
K Partners Portfolio(5)	Non-recourse	Aug-19(6)	LIBOR + 3.25%(7)	211,681	211,083	211,681	210,660
Courtyard Portfolio(5)	Non-recourse	Oct-19(6)	LIBOR + 3.05%(7)	512,000	510,372	512,000	509,554
Inland Portfolio(5)	Non-recourse	Nov-19(6)	LIBOR + 3.60%(7)	817,000	813,297	817,000	811,927
NE Portfolio(5)	Non-recourse	Jun-20(6)	LIBOR + 3.85%(7)	132,250	131,070	132,250	130,824
Miami Hotel Portfolio(5)	Non-recourse	Jul-20(6)	LIBOR + 3.90%(7)	115,500	114,093	115,500	113,833
Subtotal Hotel/weighted average			3.39%(7)	2,628,431	2,618,681	2,628,431	2,613,935
Net lease
Green Pond, NJ(9)	Non-recourse	Apr-16	5.68%	15,404	15,403	15,486	15,481
Aurora, CO	Non-recourse	Jul-16	6.22%	30,031	30,028	30,175	30,169
DSG Portfolio	Non-recourse	Oct-16	6.17%	30,314	30,278	30,481	30,428
Indianapolis, IN	Non-recourse	Feb-17	6.06%	25,549	25,540	25,674	25,663
Milpitas, CA	Non-recourse	Mar-17	5.95%	18,663	18,647	18,827	18,807
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,681	27,700	27,675
Fort Mill, SC - Mezzanine	Non-recourse	Apr-17	6.21%	541	541	663	663
Industrial Portfolio(5)	Non-recourse	Jul-17/Dec-17	4.21%(7)	221,125	224,109	221,125	224,635
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	12,507	12,429	12,646	12,555
South Portland, ME	Non-recourse	Jul-23	LIBOR + 2.15%(7)	3,150	3,102	3,241	3,190
Subtotal Net lease/weighted average			4.91%(7)	384,984	387,758	386,018	389,266

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				March 31, 2016		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Multi-tenant Office
Legacy Properties(5)	Non-recourse	Nov-19/Feb-20(6)	LIBOR + 2.15%(7)	113,804	112,272	112,988	111,266
Subtotal Multi-tenant Office				113,804	112,272	112,988	111,266
Other
Secured borrowing	Non-recourse	May-23	LIBOR + 1.60%	53,595	53,595	54,056	54,056
Subtotal Other				53,595	53,595	54,056	54,056
Subtotal Mortgage and other notes payable(4)				7,288,436	7,167,828	7,297,081	7,164,576
Credit facilities and term borrowings:
Corporate Revolver(11)	Recourse	Aug-17	LIBOR + 3.50%(7)	—	—	165,000	165,000
Corporate Term Borrowing	Recourse	Sept-17	4.60% / 4.55%(12)	425,000	419,347	425,000	417,039
Loan Facility 1	Partial Recourse(13)	Mar-18(6)	2.95%(7)	25,188	23,951	72,053	72,021
Subtotal Credit facilities and term borrowings				450,188	443,298	662,053	654,060
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	7.01%	9,426	9,379	10,869	10,814
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.49%(7)	411,327	279,959	425,622	296,787
Subtotal CDO bonds payable—VIE				420,753	289,338	436,491	307,601
Exchangeable senior notes:
7.25% Notes	Recourse	Jun-27	7.25%	12,955	12,955	12,955	12,955
8.875% Notes	Recourse	Jun-32	8.875%	1,000	967	1,000	967
5.375% Notes(14)	Recourse	Jun-33	5.375%	16,805	14,652	17,405	15,116
Subtotal Exchangeable senior notes				30,760	28,574	31,360	29,038
Junior subordinated notes:
Trust I	Recourse	Mar-35	LIBOR + 3.25%(7)	41,240	27,779	41,240	29,033
Trust II	Recourse	Jun-35	LIBOR + 3.25%(7)	25,780	17,371	25,780	18,152
Trust III	Recourse	Jan-36	LIBOR + 2.83%(7)	41,238	25,646	41,238	27,003
Trust IV(15)	Recourse	Jun-36	7.95%	50,100	31,574	50,100	33,446
Trust V	Recourse	Sept-36	LIBOR + 2.70%(7)	30,100	18,114	30,100	18,978
Trust VI	Recourse	Dec-36	LIBOR + 2.90%(7)	25,100	15,602	25,100	16,348
Trust VII	Recourse	Apr-37	LIBOR + 2.50%(7)	31,459	18,079	31,459	18,960
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%(7)	35,100	20,965	35,100	21,973
Subtotal Junior subordinated notes				280,117	175,130	280,117	183,893
Subtotal				8,470,254	8,104,168	8,707,102	8,339,168
Borrowings of properties, held for sale:(4)
EDS Portfolio(10)	Non-recourse	Oct-15	5.37%	41,482	41,482	41,742	41,742
Manufactured Housing Communities(10)	Non-recourse	Dec-21 - Dec-25	4.32%(7)	1,273,619	1,262,057	1,274,643	1,262,726
Multifamily(10)	Non-recourse	Apr-23 - Jul-23	4.08%(7)	249,641	247,032	249,709	247,019
Senior Housing Portfolio(10)	—	—	—	—	—	648,211	644,486
Subtotal Borrowings of properties held for sale				1,564,742	1,550,571	2,214,305	2,195,973
Grand Total				$10,034,996	$9,654,739	$10,921,407	$10,535,141
____________________________________________________________

(1)	Refer to Note 14 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for the Ohio, Lancaster and Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 13) and amortized cost, net of deferred financing costs for the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	An aggregate principal amount of $6.6 billion is comprised of 22 senior mortgage notes totaling $5.1 billion and 16 mezzanine mortgage notes totaling $1.5 billion.

(6)	Represents final maturity taking into consideration the Company’s extension options.

(7)	Contractual interest rate represents a weighted average. For borrowings with variable interest rates, the weighted average includes the current LIBOR as of March 31, 2016.

(8)	Represents borrowings in N-Star CDOs.

(9)	In April 2016, the mortgage matured and the Company is currently in negotiations with the lender to refinance and extend the mortgage.

(10)
The manufactured housing portfolio and multifamily portfolio are classified as held for sale and associated borrowings are expected to be assumed by a buyer, and therefore, classified as liabilities of assets held for sale. In October 2015, the mortgage matured for the EDS Portfolio and the Company is currently

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

in negotiations with the lender. In April 2016, the Company gave three properties back to the lender and is expected to give the remaining property back to the lender. In March 2016, the Company sold its 60% interest in the Senior Housing Portfolio for $534.5 million and the buyer assumed the $648.2 million of mortgage borrowing as part of the transaction. Refer to Note 9. Related Party Arrangements for further disclosure.

(11)	Secured by collateral relating to a borrowing base comprised primarily of unlevered CRE debt, net lease and securities investments with a carrying value of $418.3 million as of March 31, 2016.

(12)	Represents the respective fixed rate applicable to each borrowing under the Corporate Term Borrowing.

(13)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(14)	In January 2016, 0.1 million shares of common stock were issued related to the conversion of exchangeable senior notes.

(15)	Trust IV has a fixed interest rate until June 30, 2016 when the rate will change to floating and reset quarterly to three-month LIBOR plus 2.80%.

(16)	As of March 31, 2016, such borrowings were not in compliance with certain covenants. The Company received a waiver from the lenders for one quarter with respect to such defaults.
The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable by asset class as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016				December 31, 2015
Asset Class:	Principal Amount	Discount (Premium), Net	Deferred Financing Costs, Net	Carrying Value	Principal Amount	Discount (Premium), Net	Deferred Financing Costs, Net	Carrying Value
Healthcare	$4,107,622	$(51,966)	$(60,134)	$3,995,522	$4,115,588	$12,801	$(132,336)	$3,996,053
Hotel	2,628,431	—	(9,750)	2,618,681	2,628,431	—	(14,496)	2,613,935
Net lease	384,984	3,752	(978)	387,758	386,018	4,389	(1,141)	389,266
Multi-tenant office	113,804	—	(1,532)	112,272	112,988	—	(1,722)	111,266
Other	53,595	—	—	53,595	54,056	—	—	54,056
Total	$7,288,436	$(48,214)	$(72,394)	$7,167,828	$7,297,081	$17,190	$(149,695)	$7,164,576
The following table presents scheduled principal on borrowings, based on final maturity as of March 31, 2016 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Credit Facilities and Term Borrowings	Exchangeable Senior Notes(1)	Junior Subordinated Notes	Borrowings of Properties, Held for Sale
April 1 to December 31, 2016	$138,245	$83,929	$—	$—	$—	$—	$54,316
Years ending December 31:
2017	773,921	317,215	—	425,000	12,955	—	18,751
2018	58,710	10,423	—	25,188	—	—	23,099
2019	5,888,341	5,862,097	—	—	1,000	—	25,244
2020	377,110	350,510	—	—	—	—	26,600
Thereafter	2,798,669	664,262	420,753	—	16,805	280,117	1,416,732
Total	$10,034,996	$7,288,436	$420,753	$450,188	$30,760	$280,117	$1,564,742
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

As of March 31, 2016, with the exception of the covenants disclosed above, the Company was in compliance with all of its financial covenants.
Credit Facilities and Term Borrowings
Corporate Borrowings
In August 2014, the Company obtained a corporate revolving credit facility (as amended, the “Corporate Revolver”) with certain commercial bank lenders, with a three-year term. The Corporate Revolver is secured by collateral relating to a borrowing base and guarantees by certain subsidiaries of the Company. In May 2015, the Company amended and restated the Corporate Revolver to substitute the Operating Partnership as the borrower, with the Company becoming a guarantor. In February 2016, the Company amended the agreement and decreased the aggregate amount of the revolving commitment to $250.0 million, subject to certain conditions. In February 2016, the Corporate Revolver was repaid and there is currently no outstanding balance.
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
As of March 31, 2016, the Company had one loan with a carrying value of $38.6 million financed with $25.2 million on Loan Facility 1. In April 2016, the Loan Facility 1 was repaid in full upon the sale of such loan.

9.	Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the NSAM Spin-off, the Company entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for the Company’s day-to-day operations, subject to supervision and management of the Company’s board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to the Company and its subsidiaries other than the Company’s CRE loan origination business. The management agreement with NSAM provides for a base management fee and incentive fee.
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
Base Management Fee
For the three months ended March 31, 2016 and 2015, the Company incurred $46.5 million and $45.3 million, respectively, related to the base management fee. As of March 31, 2016, $46.5 million is recorded in due to related party on the consolidated balance sheets. The base management fee to NSAM could increase subsequent to March 31, 2016 by an amount equal to 1.5% per annum of the sum of:

•	cumulative net proceeds of all future common equity and preferred equity issued by the Company;

•	equity issued by the Company in exchange or conversion of exchangeable notes based on the stock price at the date of issuance;

•
any other issuances by the Company of common equity, preferred equity or other forms of equity, including but not limited to LTIP Units in the Company’s Operating Partnership (excluding units issued to the Company and equity-based compensation, but including issuances related to an acquisition, investment, joint venture or partnership); and

•
cumulative cash available for distribution (“CAD”) of the Company in excess of cumulative distributions paid on common stock, LTIP units or other equity awards beginning the first full calendar quarter after the NSAM Spin-off.

Additionally, the Company’s equity interest in RXR Realty and Aerium is structured so that NSAM is entitled to the portion of distributable cash flow from each investment in excess of the $10 million minimum annual base amount.
Incentive Fee
For the three months ended March 31, 2016, the Company did not incur an incentive fee. For the three months ended March 31, 2015, the Company incurred $2.9 million related to the incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
the product of: (a) 15% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.68 per share and up to $0.78 per share, after giving effect to the Reverse Split and the NRE Spin-off (“15% Hurdle”); plus

•
the product of: (a) 25% and (b) the Company’s CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.78 per share, after giving effect to the Reverse Split and the NRE Spin-off (“25% Hurdle”);

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
The Company’s management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, the Company will consider such assignment in good faith and not unreasonably withhold, condition or delay the Company’s consent.  The management agreement further provides that the Company anticipates consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management.  The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
The Company is responsible for all of its direct costs and expenses and reimburses NSAM for costs and expenses incurred by NSAM on the Company’s behalf. In addition, NSAM may allocate indirect costs to the Company related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, the Company’s management agreement with NSAM (the “G&A Allocation”).  The Company’s management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) the Company’s and NorthStar Europe’s (the “NorthStar Listed Companies”) general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies (“NorthStar Listed Companies’ G&A”); and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include the Company’s allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing the Company’s affairs, based upon the percentage of time devoted by such personnel to the Company’s affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to the Company’s affairs. In addition, the Company will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
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
For the three months ended March 31, 2016, NSAM allocated $0.2 million to the Company. For the three months ended March 31, 2015, NSAM allocated $2.0 million to the Company, of which $0.8 million is recorded in discontinued operations related to NorthStar Europe.
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
In connection with the above obligation, the Company was responsible for paying approximately 50% of the 2015 and 2014 long-term bonuses earned under the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan (“NSAM Bonus Plan”). Long-term bonuses were paid to executives in the form of equity-based awards of both the Company and NSAM, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. The long-term bonuses paid in the form of equity-based awards of the Company were adjusted for the NRE Spin-off and Reverse Split in the same manner as all other equity-based awards of the Company.
Investment Opportunities
Under the management agreement, the Company agreed to make available to NSAM for the benefit of NSAM and its managed companies, including the Company, all investment opportunities sourced by the Company. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including the Company and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, the Company is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by the Company, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three months ended March 31, 2016, the Company earned $0.2 million from NSAM, recorded in other revenue, for services in connection with loan origination opportunities.
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
Credit Agreement
In connection with the NSAM Spin-off, the Company entered into a revolving credit agreement with NSAM pursuant to which the Company makes available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including the Company, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that the Company’s obligation to advance proceeds to NSAM is dependent upon the Company and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of March 31, 2016, the Company has not funded any amounts to NSAM in connection with this agreement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 10). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company. For the three months ended March 31, 2016 and 2015, the Company did not incur any incentive fees related to the Healthcare Strategic Partnership.
N-Star CDOs
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the three months ended March 31, 2016 and 2015, the Company earned $1.1 million and $1.4 million in fee income, respectively, of which $0.5 million and $0.6 million were eliminated in consolidation.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended March 31, 2016 and 2015, the Company earned $11.2 million and $16.1 million, respectively, of interest income from such investments related to deconsolidated N-Star CDOs. Refer to Note 7 and Note 16 for additional disclosure regarding the N-Star CDOs.
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC (“AHI”) and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American until it was acquired by the Company and NorthStar Healthcare.  AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and the Company in order to assist NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by the Company and, subject to certain conditions, other NSAM managed companies. For the three months ended March 31, 2016 and 2015, the Company incurred $1.3 million of property management fees to AHI, which are recorded in real estate properties— operating expenses in the consolidated statements of operations.
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc. (“Island”). Island is a leading, independent select service hotel management company that currently manages 160 hotel properties, representing $4.0 billion of assets, of which 110 hotel properties are owned by the Company. Island provides certain asset management, property management and other services to the Company to assist in managing the Company’s hotel properties. Island receives a base management fee of 2.5% to 3.0% of the monthly revenue of the hotel properties it manages for the Company. For the three months ended March 31, 2016 and for the period from NSAM’s acquisition date (January 9, 2015) to March 31, 2015, the Company incurred $4.1 million and $3.5 million, respectively, of base property management and other fees to Island, which are recorded in real estate properties—operating expenses in the consolidated statements of operations.
NSAM purchase of common stock
In 2015, NSAM purchased 2.7 million shares of the Company in the open market for $49.9 million.
Recent Sales or Commitments to Sell to NSAM Retail Companies
For the three months ended March 31, 2016, the Company sold or entered into agreements to sell certain assets to NSAM Retail Companies:

•
In February 2016, the Company sold substantially all of its 70% interest in PE Investment II to the existing owners of the remaining 30% interest, one a third party which purchased approximately 80% of the interest sold and the other NorthStar Income which purchased the other approximate 20% of the interest sold. NorthStar Income paid $37.3 million for its respective interest. As part of the transaction, both buyers assumed the deferred purchase price obligation, on a pro rata basis, of the PE Investment II joint venture.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
In March 2016, the Company sold its 60% interest in the Senior Housing Portfolio to NorthStar Healthcare, which owned the remaining 40% interest, for $534.5 million. NorthStar Healthcare assumed the Company’s portion of the $648.2 million of mortgage borrowing as part of the transaction and the Company received approximately $149.4 million of net proceeds.

The board of directors of each NSAM Retail Company, including all of the independent directors, approved each of the respective transactions after considering, among other matters, third-party pricing support.

10.	Equity-Based Compensation
The Company has issued equity-based awards to directors, officers, employees, consultants and advisors pursuant to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the “Stock Plan”) and the NorthStar Realty Executive Incentive Bonus Plan, as amended (the “Plan” and collectively the “NorthStar Realty Equity Plans”).
Prior to the NSAM Spin-off, the Company conducted substantially all of its operations and made its investments through an operating partnership which issued LTIP Units as equity-based compensation. Additionally, prior to the NSAM Spin-off, the Company completed an internal corporate reorganization whereby the Company collapsed its three tier holding company structure, including such operating partnership, into a single tier (the “Reorganization”). All of the vested and unvested equity-based awards granted by the Company prior to the NSAM Spin-off remain outstanding following the Reorganization and the NSAM Spin-off. Appropriate adjustments were made to all awards to reflect the Reorganization, the Reverse Split and the NSAM Spin-off and NRE Spin-off, collectively referred to as the Spin-offs. Pursuant to the Reorganization, such LTIP Units were converted into an equal number of shares of common stock of the Company (refer to Note 12), which are referred to as restricted stock, and holders of such shares received an equal number of shares of NSAM’s common stock in connection with the NSAM Spin-off, all of which generally remain subject to the same vesting and other terms that applied prior to the NSAM Spin-off. In connection with the NSAM Spin-off, equity and equity-based awards relating to the Company’s common stock, such as RSUs and Deferred LTIP Units, were adjusted to also relate to an equal number of shares of NSAM’s common stock, but otherwise generally remain subject to the same vesting and other terms that applied prior to the NSAM Spin-off. Vesting conditions for outstanding awards have been adjusted to reflect the impact of NSAM in terms of employment for service based on awards and total stockholder return for performance-based awards with respect to periods after the NSAM Spin-off.
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
All of the adjustments made in connection with the Reorganization, the Spin-offs and the Reverse Splits were deemed to be equitable adjustments pursuant to anti-dilution provisions in accordance with the terms of the NorthStar Realty Equity Plans. As a result, there was no incremental value attributed to these adjustments and these adjustments do not impact the amount recorded for equity-based compensation expense for the three months ended March 31, 2016 and 2015.

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
As of March 31, 2016, 5,219 unvested shares of restricted stock issued under the Stock Plan were outstanding and 1,291,829 shares of common stock remained available for issuance pursuant to the Stock Plan, which includes shares reserved for issuance upon settlement of outstanding LTIP Units and RSUs. Holders of shares of restricted stock or LTIP Units are entitled to receive dividends or distributions with respect to the Company’s shares of restricted stock and vested and unvested LTIP Units for as long as such shares and LTIP Units remain outstanding.
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
The portion of the incentive pool for the executive officers was divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit (“Annual Bonus”); (b) a deferred bonus, determined based on the same year’s performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant’s continued employment through each payment date (“Deferred Bonus”); and (c) a long-term incentive in the form of RSUs, LTIP Units and/or Deferred LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles and/or total stockholder return hurdles established by the Committee for a three- or four-year period, subject to the participant’s continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the “Long-Term Amount Value”). The Long-Term Amount Value, if any, other than the portion related to dividends paid, will be paid in the form of shares of common stock of the Company or LTIP Units in the Operating Partnership, to the extent available under the NorthStar Realty Equity Plans, or in cash to the extent shares of common stock of the Company or LTIP Units in the Operating Partnership are unavailable under the NorthStar Realty Equity Plans, and, pursuant to adjustments made in connection with the NSAM Spin-off and the NRE Spin-off, shares of NSAM’s common stock or LTIP Units in NSAM’s operating partnership and shares of NorthStar Europe’s common stock or LTIP Units in NorthStar Europe’s operating partnership (the “Long-Term Amount Payout”). These performance-based RSUs were adjusted to refer to combined total stockholder return of the Company and NSAM with respect to periods after the NSAM Spin-off. These performance-based RSUs were again adjusted to refer to combined total stockholder return of the Company, NorthStar Europe and NSAM after the NRE Spin-off. Restricted stock or LTIP Units granted as a portion of the long-term incentive are subject to vesting based on continued employment during the performance period, but are not subject to performance-based vesting hurdles.
Under the Plan, for 2011, the Company issued 381,449 RSUs to executive officers which were subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ended December 31, 2014. The grant date fair value was $4.32 per RSU determined using a risk-free interest rate of 0.42%. As of December 31, 2014, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company issued 24,575 shares of common stock, net of the minimum statutory tax withholding requirements, on January 1, 2015 and the Operating Partnership issued 334,871 LTIP Units. Under the Plan, for 2011, the Company also granted 381,449 LTIP Units to executive officers which were subject to vesting in four annual installments ending on January 29, 2015, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 151,340 shares of restricted stock (net of forfeitures occurring through March 31,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2016) to certain non-executive employees, which were subject to vesting quarterly over three years beginning April 2012, subject to continued employment through the applicable vesting date.
Under the Plan, for 2012, the Company issued 352,418 RSUs to executive officers which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2015. The grant date fair value was $9.86 per RSU determined using a risk-free interest rate of 0.44%. As of December 31, 2015, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company issued 158,191 shares of common stock, net of the minimum statutory tax withholding requirements, on January 4, 2016. Under the Plan, for 2012, the Company also granted 352,418 LTIP Units to executive officers which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 144,883 LTIP Units (net of forfeitures occurring through March 31, 2016) to certain non-executive employees which are subject to vesting quarterly over three years beginning April 2013, subject to continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization.
Under the Plan, for 2013, the Company issued 250,184 RSUs to executive officers which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2016. The grant date fair value was $21.57 per RSU determined using a risk-free interest rate of 0.63%. Under the Plan, for 2013, the Company also granted 250,184 Deferred LTIP Units to executive officers which are subject to vesting in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date and 130,787 Deferred LTIP Units which were subject to vesting based on continued employment through December 31, 2015. The Company also granted 137,260 Deferred LTIP Units (net of forfeitures occurring through March 31, 2016) to certain non-executive employees which were subject to vesting quarterly over three years beginning April 2014, subject to continued employment through the applicable vesting date. Such Deferred LTIP Units were subsequently settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
NSAM Bonus Plan
In connection with the NSAM Bonus Plan, for 2014, approximately 31.65% of the long-term bonus was paid in Deferred LTIP Units and approximately 18.35% of the long-term bonus was paid by the Company by issuing RSUs. In connection with the long-term bonuses to be paid by the Company, in February 2015, the Company granted 519,115 Deferred LTIP Units to executive officers of which 25% were vested upon grant and the remainder was subject to vesting in three equal annual installments beginning on December 31, 2015, subject to the executive officer’s continued employment through the applicable vesting dates. The Company also granted 292,438 RSUs to NSAM’s executive officers subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2017. The grant date fair value of such RSUs was $18.64 per RSU determined using a risk-free interest rate of 1.00%. After the NRE Spin-off, these performance-based RSUs were adjusted to refer to combined total stockholder return of the Company and NorthStar Europe. In the first quarter 2015, the Company also granted 332,988 Deferred LTIP Units (net of forfeitures occurring through March 31, 2016) to certain of NSAM’s non-executive employees, with substantially similar terms to the executive awards subject to time based vesting conditions. Such Deferred LTIP Units were settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
In connection with the NSAM Bonus Plan, for 2015, a portion of the long-term bonus was paid in restricted shares of common stock and a portion of the long-term bonus was paid by the Company by issuing RSUs. In connection with the 2015 long-term bonuses paid by the Company, in February 2016, the Company granted 1,006,006 restricted shares of common stock to NSAM’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment through the applicable vesting dates. In connection with the issuance of these shares, in February 2016, the Company retired 132,654 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, the Company granted 583,261 RSUs to NSAM’s executive officers, which are subject to vesting based on the Company’s absolute total stockholder return, CAD and continued employment over the four-year period ending December 31, 2018. The grant date fair value of such RSUs was $1.70 per RSU determined using a risk-free interest rate of 0.88%. Following the determination of the number of these performance-based RSUs that vest, the Company will settle the vested RSUs by issuing an equal number shares of common stock (or, if shares are not then available, paying cash in an amount equal to the value of such shares) and the NSAM executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after January 1, 2015. In February 2016, the Company also granted 525,909 restricted shares (net of forfeitures occurring through March 31, 2016) of common stock and/or RSUs to its Chief Executive Officer and certain of the Company’s and NSAM’s non-executive employees, with substantially similar terms to the executive awards subject to time-based vesting conditions.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Issuances
Healthcare Strategic Joint Venture
In connection with entering into the Healthcare Strategic Partnership, the Company granted Mr. Flaherty 250,000 RSUs on January 22, 2014 which vest on January 22, 2019, unless certain conditions are met. In connection with the Spin-offs, the RSUs granted to Mr. Flaherty were adjusted to also relate to shares of NSAM’s common stock and NorthStar Europe’s common stock. The RSUs are entitled to dividend equivalents prior to vesting and may be settled either in shares of common stock of the Company, NSAM and NorthStar Europe or in cash at the option of the Company.
Summary
The following table presents equity-based compensation expense for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Awards issued pre NSAM Spin-off	$290	$2,871	$473	$956	$763	$3,827
Awards issued post NSAM Spin-off	4,673	6,246	510	224	5,183	6,470
Dividends to non-employees	339	533	—	—	339	533
Total	$5,302	$9,650	$983	$1,180	$6,285	$10,830

The following table presents a summary of equity-based awards outstanding. The balance as of March 31, 2016 represents unvested shares of restricted stock, LTIP Units and restricted stock units outstanding, whether vested or not (grants in thousands):

	Three Months Ended March 31, 2016
	Restricted Stock	LTIP Units	Restricted Stock Units(1)	Total Grants	Weighted Average Grant Price
December 31, 2015	81	1,868	250	2,199	$33.44
Granted	1,040	—	505	1,545	10.73
Forfeited	—	(8)	—	(8)	29.11
Vesting of restricted stock	(328)	—	—	(328)	11.25
March 31, 2016	793	1,860	755	3,408	$25.29
____________________________________________________________

(1)	Represents employee and non-employee grants subject to time-based vesting conditions.
As of March 31, 2016, equity-based compensation expense to be recognized over the remaining vesting period through August 2019 is $34.7 million, provided there are no forfeitures.

11.	Stockholders’ Equity
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
Share and per share amounts disclosed in the Company’s consolidated financial statements and the accompanying notes have been retrospectively adjusted to reflect the Reverse Split, including common stock outstanding, earnings per share and shares or units outstanding related to equity-based compensation, where applicable (refer to Note 10).
Share Repurchase
In September 2015, the Company’s board of directors authorized the repurchase of up to $500.0 million of its outstanding common stock. The authorization expires in September 2016, unless otherwise extended by the Company’s board of directors. For the three months ended March 31, 2016, the Company repurchased 3.9 million shares of its common stock for $50.0 million. From September 2015 through March 31, 2016, the Company repurchased 10.4 million shares for $168.0 million, with $332.0 million remaining under the stock repurchase plan.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 3,569,962 shares of its common stock, after giving effect to the Reverse Split. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the three months ended March 31, 2016, the Company issued 3,513 shares of its common stock pursuant to the DRP for an immaterial amount of proceeds.
Dividends
The following table presents dividends declared (on a per share basis) for the three months ended March 31, 2016:

Common Stock		Preferred Stock
			Dividend Per Share
Declaration Date	Dividend Per Share	Declaration Date	Series A	Series B	Series C	Series D	Series E
February 25	$0.40	January 30	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688

Earnings Per Share
The following table presents EPS for the three months ended March 31, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(145,264)	$(31,602)
Net income (loss) attributable to LTIP Units non-controlling interest	(1,437)	—
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(146,701)	$(31,602)
Denominator:(2)(3)
Weighted average shares of common stock	182,809	154,268
Weighted average LTIP Units(1)	1,866	358
Weighted average shares of common stock and LTIP Units(2)	184,675	154,626
Earnings (loss) per share:(3)
Basic	$(0.79)	$(0.20)
Diluted	$(0.79)	$(0.20)
____________________________________________________________

(1)
The EPS calculation takes into account LTIP Units, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes, restricted stock and RSUs outstanding that were not dilutive as of March 31, 2016. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)	Adjusted for the Reverse Split effected on November 1, 2015.

12.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carry value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. As of March 31, 2016, LTIP Units of 1,860,145 were outstanding representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ended March 31, 2016 was a net loss of $1.4 million. Since the Operating Partnership was not formed until March 2015, there was an immaterial amount of net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended March 31, 2015.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended March 31, 2016 and 2015 was a net loss of $1.7 million and $3.7 million, respectively.
The following table presents net income (loss) attributable to the Company’s common stockholders for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Income (loss) from continuing operations	$(145,264)	$(17,751)
Income (loss) from discontinued operations	—	(13,851)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(145,264)	$(31,602)

13.	Fair Value
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
Investments in Unconsolidated Ventures
The Company accounts for certain investments in unconsolidated ventures at fair value determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets, discount rate and foreign currency exchange rates. Additionally, the Company accounts for a CRE debt investment made in connection with an investment in unconsolidated venture at fair value, which is determined based on comparing the current yield to the estimated yield for newly originated loans with similar credit risk. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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
Derivative Instruments
Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. If a credit valuation adjustment is applied to a derivative asset or liability, such fair value is classified as Level 3 of the fair value hierarchy. Derivatives held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3		Total
Assets:
PE Investments	$—	$—	$869,470		$869,470
Investments in unconsolidated ventures(1)	—	—	116,006		116,006
Real estate securities, available for sale:
N-Star CDO bonds	—	—	153,393		153,393
N-Star CDO equity	—	—	40,976		40,976
CMBS and other securities	—	10,388	14,556		24,944
CRE securities in N-Star CDOs
CMBS	—	251,534	58,737		310,271
Third-party CDO notes	—	—	6,658		6,658
Agency debentures	—	42,483	—		42,483
Unsecured REIT debt	—	8,846	—		8,846
Trust preferred securities	—	—	5,406		5,406
Subtotal CRE securities in N-Star CDOs	—	302,863	70,801		373,664
Subtotal real estate securities, available for sale	—	313,251	279,726		592,977
Derivative assets	—	22	—		22
Total assets	$—	$313,273	$1,265,202		$1,578,475
Liabilities:
CDO bonds payable	$—	$—	$289,338		$289,338
Junior subordinated notes	—	—	175,130		175,130
Derivative liabilities	—	5,069	213,787	(2)	218,856
Total liabilities	$—	$5,069	$678,255		$683,324
_____________________________________________________________________

(1)	Includes CRE debt investments made in connection with an investment in unconsolidated venture, for which the fair value option was elected.

(2)	Represents an interest rate swap entered into in the corporate segment in 2015 and includes a credit valuation adjustment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2015
	Level 1	Level 2	Level 3		Total
Assets:
PE Investments	$—	$—	$1,101,650		$1,101,650
Investments in unconsolidated ventures(1)	—	—	120,392		120,392
Real estate securities, available for sale:
N-Star CDO bonds	—	—	216,727		216,727
N-Star CDO equity	—	—	44,905		44,905
CMBS and other securities	—	12,318	43,247		55,565
CRE securities in N-Star CDOs
CMBS	—	261,552	64,959		326,511
Third-party CDO notes	—	—	6,685		6,685
Agency debentures	—	37,316	—		37,316
Unsecured REIT debt	—	8,976	—		8,976
Trust preferred securities	—	—	5,425		5,425
Subtotal CRE securities in N-Star CDOs	—	307,844	77,069		384,913
Subtotal real estate securities, available for sale	—	320,162	381,948		702,110
Derivative assets	—	116	—		116
Total assets	$—	$320,278	$1,603,990		$1,924,268
Liabilities:
CDO bonds payable	$—	$—	$307,601		$307,601
Junior subordinated notes	—	—	183,893		183,893
Derivative liabilities	—	7,385	95,908	(2)	103,293
Total liabilities	$—	$7,385	$587,402		$594,787
_____________________________________________________________________

(1)	Includes CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)	Represents an interest rate swap entered into in the corporate segment in 2015 and includes a credit valuation adjustment.

The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended March 31, 2016
	Assets			Liabilities(3)
	PE Investments	Investments in Unconsolidated Ventures(1)	CRE Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2016	$1,101,650	$120,392	$381,948	$307,601	$183,893
Transfers into Level 3(2)	—	—	500	—	—
Transfers out of Level 3(2)	—	—	(3,775)	—	—
Purchases / borrowings / amortization / contributions	1,015	15	10,587	—	—
Sales	(184,076)	—	(53,886)	—	—
Paydowns / distributions	(82,896)	(1,641)	(6,590)	(15,737)	—
Gains:
Equity in earnings of unconsolidated ventures	37,552	6,710	—	—	—
Unrealized gains included in earnings	—	1,361	4,879	(2,526)	(8,763)
Realized gains included in earnings	—	—	100	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	2,073	—	—
Losses:
Unrealized losses included in earnings	(3,775)	(10,831)	(7,995)	—	—
Realized losses included in earnings	—	—	(12,935)	—	—
Unrealized loss on real estate securities, available for sale included in OCI	—	—	(35,180)	—	—
March 31, 2016	$869,470	$116,006	$279,726	$289,338	$175,130
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held	$(3,775)	$(9,470)	$(3,116)	$2,526	$8,763
____________________________________________________________

(1)	Includes CRE debt investments made in connection with an investment in unconsolidated venture, for which the fair value option was elected.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)	Excludes one derivative instrument, which for the three months ended March 31, 2016, an unrealized loss of $117.8 million was recorded, of which $7.6 million related to a credit valuation adjustment.
The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the year ended December 31, 2015 (dollars in thousands):

	Year Ended December 31, 2015
	Assets			Liabilities(3)
	PE Investments	Investments in Unconsolidated Ventures(1)	CRE Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2015	$962,038	$276,437	$481,576	$390,068	$215,172
Transfers into Level 3(2)	—	—	24,170	—	—
Transfers out of Level 3(2)	—		(3,052)	—	—
Purchases / borrowings / amortization / contributions	614,578	(4,053)	93,477	(25,531)	—
Sales	—	—	(77,230)	—	—
Paydowns / distributions	(639,884)	(125,285)	(124,480)	(90,070)	—
Gains:
Equity in earnings of unconsolidated ventures	198,159	19,177	—	—	—
Unrealized gains included in earnings	—	—	81,532	—	(31,279)
Realized gains included in earnings	—	—	22,418	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	1,213	—	—
Losses:
Unrealized losses included in earnings	(33,241)	(45,884)	(75,523)	29,275	—
Realized losses included in earnings	—	—	(5,886)	3,859	—
Unrealized loss on real estate securities, available for sale included in OCI	—	—	(36,267)	—	—
December 31, 2015	$1,101,650	$120,392	$381,948	$307,601	$183,893
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held	$(33,241)	$(45,884)	$6,009	$(29,275)	$31,279
____________________________________________________________

(1)	Includes CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

(3)
Excludes one derivative instrument, which for the year ended December 31, 2015, an unrealized loss of $95.9 million was recorded. Such amount is net of an unrealized gain of $23.1 million related to a credit valuation adjustment.

There were no transfers, other than those identified in the tables above, during the periods ended March 31, 2016 and December 31, 2015.
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
For the three months ended March 31, 2016, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Weighted Average
PE Investments	$869,470	Discounted Cash Flow Model	Discount Rate	15%
Investments in unconsolidated ventures(1)	$116,006	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	25%
N-Star CDO equity	$40,976	Discounted Cash Flow Model	Discount Rate	18%
_________________________________________

(1)	Includes CRE debt investments made in connection with an investment in unconsolidated venture, for which the fair value option was elected.

(2)	Includes timing and amount of expected future cash flow.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets and liabilities using such Level 3 inputs.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Non-financial assets and liabilities measured at fair value on a non-recurring basis in the consolidated financial statements consist of real estate held for sale or assets for which an impairment has been recorded, such as goodwill. Such fair value measurements are generally considered to be Level 3 within the valuation hierarchy, where applicable, based on estimated sales price, adjusted for closing costs and expenses, determined by discounted cash flow analysis, direct capitalization analyses or a sales comparison approach if no contracts had been consummated. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. This cash flow is comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rate and discount rate used in these analyses are based upon observable rates that the Company believes to be within a reasonable range of current market rates for the respective properties.
Valuations are prepared using internally-developed valuation models. These valuations are reviewed and approved, during each reporting period, by management, as deemed necessary, including personnel from the accounting, finance and operations and the valuations are updated as appropriate. In addition, the Company may engage third-party valuation experts to assist with the preparation of certain of its valuations.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the fair value of financial instruments for which the fair value option was elected as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015

Assets:
PE Investments	$869,470	$1,101,650
Investments in unconsolidated ventures(1)	116,006	120,392
Real estate securities, available for sale:(2)
N-Star CDO equity	40,976	44,905
CMBS and other securities	19,377	48,711
CRE securities in N-Star CDOs
CMBS	310,271	326,511
Third-party CDO notes	6,658	6,685
Agency debentures	42,483	37,316
Unsecured REIT debt	8,846	8,976
Trust preferred securities	5,406	5,425
Subtotal CRE securities in N-Star CDOs	373,664	384,913
Subtotal real estate securities, available for sale	434,017	478,529
Total assets	$1,419,493	$1,700,571
Liabilities:
CDO bonds payable	$289,338	$307,601
Junior subordinated notes	175,130	183,893
Total liabilities	$464,468	$491,494
___________________________________________________________

(1)	Includes CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
March 31, 2016 excludes 25 CRE securities including $153.4 million of N-Star CDO bonds and $5.6 million of CRE securities, for which the fair value option was not elected. December 31, 2015 excludes 28 CRE securities including $216.7 million of N-Star CDO bonds and $6.9 million of CRE securities, for which the fair value option was not elected.

The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.
Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Assets:
Real estate securities, available for sale(1)	$(10,222)	$4,512
PE Investments(1)	(3,775)	(4,433)
Investments in unconsolidated ventures(1)	(10,831)	—
Foreign currency remeasurement(2)	(3,750)	(17,543)
Liabilities:
CDO bonds payable(1)	2,526	(9,188)
Junior subordinated notes(1)	8,763	(2,010)
Subtotal unrealized gain (loss), excluding derivatives	(17,289)	(28,662)
Derivatives	(115,648)	1,136
Subtotal unrealized gain (loss)	(132,937)	(27,526)
Net cash payments on derivatives (refer to Note 14)	(2,544)	(3,048)
Total	$(135,481)	$(30,574)
____________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in British Pounds.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$467,189	$411,568	$411,815	$555,354	$501,474	$594,698
Real estate debt investments, held for sale	91,949	88,972	88,972	225,037	224,677	224,677
Real estate securities, available for sale(2)	1,181,932	592,977	592,977	1,285,643	702,110	702,110
Derivative assets(2)(3)	3,894,271	22	22	4,173,872	116	116
Financial liabilities:(1)
Mortgage and other notes payable	$7,288,436	$7,167,828	$7,204,160	$7,297,081	$7,164,576	$7,175,374
Credit facilities and term borrowings	450,188	443,298	443,298	662,053	654,060	654,060
CDO bonds payable(2)(4)	420,753	289,338	289,338	436,491	307,601	307,601
Exchangeable senior notes	30,760	28,574	48,351	31,360	29,038	50,121
Junior subordinated notes(2)(4)	280,117	175,130	175,130	280,117	183,893	183,893
Derivative liabilities(2)(3)	2,225,750	218,856	218,856	2,225,750	103,293	103,293
Borrowings of properties held for sale	1,564,742	1,550,571	1,555,276	2,241,305	2,195,975	2,200,686
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to “Determination of Fair Value” above for disclosures of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of March 31, 2016 and December 31, 2015.

(4)	The fair value option has been elected for these liabilities.
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
Real Estate Debt Investments
For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. For any CRE debt investments that are deemed impaired, carrying value approximates fair value. The fair value of CRE debt investments held for sale is determined based on the expected sales price. Fair value measurements related to CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Facilities and Term Borrowings
As of the reporting date, the Company believes the carrying value of its credit facilities and term borrowings approximate fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR / Forward Rate	Range of Maturity
As of March 31, 2016:
Interest rate caps	11	$3,894,271	$22		1.26% - 5.00%	June 2016 - December 2017
Interest rate swaps - N-Star CDOs	9	207,310	(5,069)	(2)	5.02% - 5.25%	January 2017 - July 2018
Interest rate swaps - other	2	2,003,149	(213,787)		3.39% - 4.17%	July 2023 - December 2029
Total	22	$6,104,730	$(218,834)

As of December 31, 2015:
Interest rate caps	14	$4,173,872	$116		2.50% - 5.00%	January 2016 - December 2017
Interest rate swaps - N-Star CDOs	9	222,510	(7,321)	(2)	5.02% - 5.25%	January 2017 - July 2018
Interest rate swaps - other	2	2,003,240	(95,972)		3.39% - 4.17%	July 2023 - December 2029
Total	25	$6,399,622	$(103,177)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of March 31, 2016 and December 31, 2015.

(2)
Interest rate swaps in consolidated N-Star CDOs are liabilities and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, a credit valuation adjustment was not recorded.

The change in number and notional amount of derivative instruments from December 31, 2015 relates to contractual notional amortization and the maturity of interest rate caps in the Company’s healthcare portfolio. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2016 and December 31, 2015.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Balance Sheet	March 31, 2016	December 31, 2015
	Location
Interest rate caps	Derivative assets	$22	$116
Interest rate swaps	Derivative liabilities	$218,856	$103,293

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

		Three Months Ended March 31,
	Statements of Operations Location	2016	2015
Amount of gain (loss) recognized in earnings (loss):
Adjustment to fair value of interest rate swaps and caps	Unrealized gain (loss) on investments and other	$(115,648)	$1,136
Net cash payment on derivatives	Unrealized gain (loss) on investments and other	$(2,544)	$(3,048)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense—mortgage and corporate borrowings	$(223)	$(265)
The counterparty for the corporate interest rate swap held $62.3 million of cash margin as collateral against the derivative contract as of March 31, 2016. The Company’s counterparties did not hold any cash margin as collateral against the Company’s derivative contracts as of December 31, 2015.
Risk Management
Concentrations of credit risk arise when a number of tenants, operators or issuers related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions.  The Company monitors its portfolios to identify potential concentrations of credit risks. With respect to the Company’s healthcare portfolio, for the three months ended March 31, 2016, Senior Lifestyle Holding Company, LLC was the healthcare operator as it related to 74.5% of the Company’s resident fee income and 10.7% of the Company’s total revenue.  Otherwise, the Company has no other tenant or operator that generates 10% or more of its total revenue.  The Company believes the remainder of its portfolios are reasonably well diversified and do not contain any unusual concentrations of credit risks.

15.	Commitments and Contingencies
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the current legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
Guaranty Agreements
In connection with certain hotel acquisitions, the Company entered into guaranty agreements with various hotel franchisors, pursuant to which the Company guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expires from 2029 to 2034. As of March 31, 2016, the aggregate amount remaining under these guarantees is $3.8 million.
In connection with the NRE Spin-off, the 4.635% senior stock-settlable notes issued by NorthStar Europe and due in December 2016 are senior unsubordinated and unsecured primary obligations of NorthStar Europe and the Company continues to guarantee payments subsequent to the NRE Spin-off. Subject to certain conditions, NorthStar Europe may elect to settle all or part of the principal amount of the senior notes in its common stock in lieu of cash. As of March 31, 2016, principal amount outstanding of such senior notes was $189.5 million.

16.	Variable Interest Entities
As of March 31, 2016, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs as of March 31, 2016 which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP (refer to Note 2).
Consolidated VIEs
The Company’s most significant newly identified consolidated VIEs are its Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights and the Company is the primary beneficiary.
N-Star CDOs
As of March 31, 2016, the Company serves as collateral manager and/or special servicer for N-Star CDOs I and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs, and therefore, continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of the consolidated N-Star CDOs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of the consolidated N-Star CDOs for the three months ended March 31, 2016 and 2015.
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
Similar events of default in the future, if they occur, could cause the Company to deconsolidate its remaining consolidated N-Star CDO financing transactions.
Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of March 31, 2016. These unconsolidated VIEs are summarized as follows:
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
Real Estate Securities
The Company identified one CMBS investment with a fair value of $0.3 million as a variable interest in a VIE, which is the controlling class of this securitization for which the Company did not sponsor. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in this CMBS and, therefore, is not the primary beneficiary.
NorthStar Realty Finance Trusts
The Company owns all of the common stock of the Trusts. The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of March 31, 2016, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in unconsolidated ventures on the consolidated balance sheets.
PE Investments
The Company determined all PE Investments are VIEs, with the exception of PE Investment I and II, as the non-controlling interests do not have substantive kick-out or participating rights.  As of March 31, 2016, the Company’s investment in these entities is $743.5 million and the amount of expected future contributions is $67.6 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2016 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	PE Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$60,443	$—	$—	$60,443	$60,443
Investments in unconsolidated ventures	3,742	—	—	—	3,742	3,742
Investments in private equity funds, at fair value	—	—	—	743,507	743,507	743,507
Real estate securities, available for sale:
N-Star CDO bonds	—	—	153,393	—	153,393	153,393
N-Star CDO equity	—	—	40,976	—	40,976	40,976
CMBS	—	—	339	—	339	339
Subtotal real estate securities, available for sale	—	—	194,708	—	194,708	194,708
Total assets	3,742	60,443	194,708	743,507	1,002,400	1,002,400
Junior subordinated notes, at fair value	175,130	—	—	—	175,130	NA
Total liabilities	175,130	—	—	—	175,130	NA
Net	$(171,388)	$60,443	$194,708	$743,507	$827,270	$1,002,400
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of March 31, 2016 would not exceed the carrying value of its investment.
Other than described above as it relates to expected future fundings on PE Investments, the Company is not contractually required to provide financial support to any of its unconsolidated VIEs during the three months ended March 31, 2016 and 2015 however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer of the deconsolidated N-Star CDOs, may in its sole discretion provide support such as protective and other advances it deems appropriate. As of March 31, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

17.	Segment Reporting
The Company currently conducts its business through the following five segments (excluding the European real estate business which the Company spun off on October 31, 2015, which is no longer a separate operating segment), based on how management reviews and manages its business:

•
Real Estate - The real estate business pursues various types of investments in commercial real estate located throughout the United States that includes healthcare, hotel, net lease and multi-tenant office properties. In addition, it includes certain healthcare properties located outside of the United States and PE Investments diversified by property type and geography. In addition, the Company is also invested in manufactured housing communities and multifamily properties, which the Company has recently entered into agreements to sell.

•
Healthcare - The healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The majority of the healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. In addition, the Company owns senior operating facilities, which include healthcare properties that operate through management agreements with independent third-party operators, predominantly through structures permitted by RIDEA that permit the Company, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses. In March 2016, the Company sold its 60% interest in a $899 million Senior Housing Portfolio for $534.5 million. The buyer assumed the Company’s portion of the $648.2 million of related mortgage financing and the Company received approximately $149.4 million of proceeds, net of sales costs.

•
Hotel - The hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
Manufactured Housing - The manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents. In May 2016, the Company entered into an agreement to sell its manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $620 million of net proceeds. The Company expects the transaction to close in the second half of 2016. Such assets and related liabilities are classified as held for sale on the Company’s consolidated balance sheet.

•	Net Lease - The net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants.

•
Multifamily - The multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. The Company is exploring the sale of its multifamily portfolio and entered into and are finalizing agreements to sell ten multifamily properties for $307 million with $210 million of related mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $86 million of net proceeds and continue to explore the sale of the remaining two properties, including one accounted for as an investment in unconsolidated subsidiary. Such assets and related liabilities are classified as held for sale on the Company’s consolidated balance sheet.

•	Multi-tenant Office - The Company pursues the acquisition of multi-tenant office properties currently focused on the western United States.

•
PE Investments - The real estate business also includes investments (directly or indirectly in joint ventures) owning PE Investments managed by institutional quality sponsors and diversified by property type and geography. In February 2016, the Company sold substantially all of its interest in PE Investment II for $184.1 million of proceeds and is exploring the sale of its remaining PE Investments.

•
Commercial Real Estate Debt - The CRE debt business is focused on originating, acquiring and asset managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. The Company may from time to time take title to collateral in connection with a CRE debt investment as REO which would be included in the CRE debt business. In 2016, the Company sold and received repayment for 13 debt investments and a REO with a total principal amount of $383.0 million and used $72.1 million of proceeds to pay down the Company’s loan facility in full, resulting in $307.5 million of net proceeds.

•
Commercial Real Estate Securities - The CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities, mostly CMBS meaning each asset is a pool backed by a large number of commercial real estate loans. The Company also invests in opportunistic CRE securities such as an investment in a “B-piece” CMBS. In 2016, the Company sold certain N-Star CDO bonds and CRE securities for $53.9 million of net proceeds.

•
N-Star CDOs - The Company historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company’s remaining consolidated CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets pay down or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, this distinct business is a significantly smaller portion of its business today than in the past. As of March 31, 2016, only N-Star securities CDOs I and IX continue to be consolidated. Refer to Note 16 for further disclosure regarding deconsolidated N-Star CDOs. The Company continues to receive collateral management fees related to administrative responsibilities for deconsolidated N-Star CDO financing transactions, which are recorded in other revenue and included in the N-Star CDOs segment.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three months ended March 31, 2016 and 2015 (dollars in thousands):

Statement of Operations:					N-Star CDOs(2)
Three Months Ended March 31, 2016	Real Estate(1)		CRE Debt	CRE Securities	CRE Securities		Corporate		Consolidated Total
Rental and escalation income	$191,434		$—	$—	$—		$—		$191,434
Hotel related income	193,743		—	—	—		—		193,743
Resident fee income	72,777		—	—	—		—		72,777
Net interest income on debt and securities	2,584	(3)	13,032	11,490	8,464	(4)	5,203	(4)	40,773
Interest expense—mortgage and corporate borrowings	112,977		—	—	—		11,525		124,502
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	8,378	(5)	6,579	(3,605)	2,831		(178,377)	(6)	(164,194)
Equity in earnings (losses) of unconsolidated ventures	44,577		—	—	—		78		44,655
Income tax benefit (expense)	(7,716)		(127)	—	—		—		(7,843)
Income (loss) from continuing operations	45,239		6,452	(3,605)	2,831		(178,299)		(127,382)
Net income (loss)	45,239		6,452	(3,605)	2,831		(178,299)		(127,382)
___________________________________

(1)	Includes $8.8 million of rental and escalation income and $0.5 million of net income from a portfolio of healthcare assets located in the United Kingdom.

(2)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $1.1 million of collateral management fees were earned from CDO financing transactions for the three months ended March 31, 2016, of which $0.5 million was eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(3)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Griffin-American portfolio.

(4)
Represents income earned from N-Star CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(5)	Primarily relates to depreciation and amortization of $87.8 million.

(6)	Includes management fees to NSAM of $46.5 million.

Statement of Operations:					N-Star CDOs(1)
Three months ended March 31, 2015:	Real Estate		CRE Debt	CRE Securities	CRE Securities		Corporate		European Real Estate(2)		Consolidated Total
Rental and escalation income	$164,746		$—	$—	$295		$—		$—		$165,041
Hotel related income	168,727		—	—	—		—		—		168,727
Resident fee income	63,373		—	—	—		—		—		63,373
Net interest income on debt and securities	2,609	(3)	30,806	17,083	10,533	(4)	2,629	(4)	—		63,660
Interest expense—mortgage and corporate borrowings	100,137		—	—	—		12,872		—		113,009
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(27,298)	(5)	30,114	33,059	2,457		(90,726)	(6)	—		(52,394)
Equity in earnings (losses) of unconsolidated ventures	53,643		—	—	—		—		—		53,643
Income tax benefit (expense)	(1,642)		(22)	—	—		—		—		(1,664)
Income (loss) from continuing operations	24,703		30,092	33,998	1,518		(90,726)		—		(415)
Income (loss) from discontinued operations	(11)		—	—	—		—		(13,850)	(7)	(13,861)
Net income (loss)	24,692		30,092	33,998	1,518		(90,726)		(13,850)	(7)	(14,276)
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

(2)
Prior to the NRE Spin-off, the Company generated rental and escalation income from its European properties. The European real estate segment represents the consolidated results of operations and balance sheet of such European real estate business which was transferred to NorthStar Europe in connection with the NRE Spin-off. Amounts related to the European real estate business are reported in discontinued operations. Represents the consolidated statements of operations of NRE reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 3).

(3)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Griffin-American portfolio.

(4)
Represents income earned from N-Star CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(5)	Primarily relates to transaction costs and includes depreciation and amortization of $108.5 million for the three months ended March 31, 2015.

(6)	Includes management fees to NSAM of $48.2 million.

(7)	Primarily relates to transaction costs of $12.4 million and depreciation and amortization of $0.7 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents total assets by segment as of March 31, 2016 and December 31, 2015 (dollars in thousands):

				N-Star CDOs(1)
Total Assets	Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate	Consolidated Total
March 31, 2016	$12,720,057	$416,818	$220,029	$407,943	$427,022	$14,191,869
December 31, 2015	$13,871,796	$661,348	$319,937	$422,953	$128,367	$15,404,401
______________________________________

(1)	Based on CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

18.	Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Assumption of mortgage note payable upon sale of real estate	$648,211	$—
Reclassification of CRE debt investments to held for sale	88,972	—
Non-controlling interest – sale of subsidiary	88,604	—
Receivables related to sales	42,042	—
Reclassification of operating real estate, net to asset held for sale	29,209	—
Retirement of shares of common stock	5,014	—
Escrow deposit payable related to CRE debt investments	4,312	25,532
Due from servicer	2,399	46,270
Reclassification of intangible assets to asset held for sale	1,859	—
Non-controlling interests—reallocation of interest in Operating Partnership	1,846	—
Dividends payable related to RSUs	1,839	2,720
Non-cash related to PE Investments	1,806	28,829
Amounts payable relating to improvements of operating real estate	1,724	—
Conversion of exchangeable senior notes	504	11,228
Reclassification of operating real estate to intangible assets	—	35,540
Conversion of Deferred LTIP Units to LTIP Units (refer to Note 12)	—	18,730

19.	Subsequent Events
Dividends
On May 4, 2016, the Company declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on May 20, 2016 to stockholders of record as of the close of business on May 16, 2016. On April 27, 2016, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on May 16, 2016 to stockholders of record as of the close of business on May 9, 2016.

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
Introduction
We are a diversified commercial real estate company, with 87% of our total assets invested directly or indirectly in real estate, of which 80% is invested in direct real estate. We generated 92% of our revenue from our real estate portfolio for the three months ended March 31, 2016. We invest in multiple asset classes across commercial real estate that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic commercial real estate, or CRE, investments. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and in turn build long-term franchise value. However, given recent market conditions, we are currently focused on exploring sales to generate liquidity to repurchase our common stock and reduce our leverage.
We are a Maryland corporation and completed our initial public offering in October 2004. We conduct our operations so as to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM.
Significant Developments
Strategic Initiatives
We continue to execute a series of strategic initiatives with the goal of maximizing long-term shareholder value. These initiatives include: (i) sales of all or portions of certain real estate assets; (ii) sales of all or a portion of our limited partnership interests in real estate private equity funds, or PE Investments; and (iii) sales and/or accelerated repayments of our CRE debt and securities investments. Additionally, in connection with our continuous evaluation of our capital allocation strategy, we revised our dividend policy.
Proceeds from such sales initiatives, along with capital retained from our revised dividend policy, are currently expected to be used for opportunistically repurchasing our common stock, which we believe is currently trading at a significant discount to underlying net asset value and toward repayment of a significant portion of our corporate recourse borrowing obligations with $425 million currently outstanding (excluding $280 million of trust preferred securities with maturities beginning in 2035). Since the beginning of the fourth quarter 2015 through May 2016, assets sold or committed to sell totaled $4.2 billion, of which net proceeds to us received or expected to be received totaled approximately $1.7 billion.
In addition, our board of directors formed a special committee, which retained UBS Investment Bank as its financial advisor, to explore a potential recombination transaction with NSAM. The special committee is comprised solely of independent directors that are not on the board of directors of NSAM. In May 2016, we also announced that we had entered into exclusive discussions with NSAM and Colony Capital, Inc., or Colony Capital, regarding a tri-party business combination. There can be no assurance that the exploration of corporate strategic initiatives, including our discussions with NSAM and Colony Capital, will result in any definitive agreement, transaction or initiative being announced or consummated.
Summary of Business
Our primary business lines are as follows:

•
Real Estate - Our real estate business pursues various types of investments in commercial real estate located throughout the United States that includes healthcare, hotel, net lease and multi-tenant office properties. In addition, it includes certain healthcare properties located outside of the United States and PE Investments, diversified by property type and geography. In addition, we are also invested in manufactured housing communities and multifamily properties, which we have recently entered into agreements to sell.

•
Healthcare - Our healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The majority of our healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. In addition, we own senior operating facilities, which include healthcare properties that operate through management agreements with independent third-party operators, predominantly through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, that permit us, through a taxable REIT subsidiary, or TRS, to have direct exposure to resident fee income and incur customary related operating expenses. In March 2016, we sold our 60% interest in a $899 million portfolio of independent living facilities, or Senior Housing Portfolio, for $535 million. The buyer assumed our portion of the $648 million of related mortgage financing and we received approximately $150 million of proceeds, net of sales costs.

•
Hotel - Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.

•
Manufactured Housing - Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents. In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $620 million of net proceeds. We expect the transaction to close in the second half of 2016. Such assets and related liabilities are classified as held for sale on our consolidated balance sheet.

•	Net Lease - Our net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants.

•
Multifamily - Our multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. We are exploring the sale of our multifamily portfolio and entered into and are finalizing agreements to sell ten multifamily properties for $307 million with $210 million of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $86 million of net proceeds and continue to explore the sale of the remaining two properties, including one accounted for as an investment in unconsolidated subsidiary. Such assets and related liabilities are classified as held for sale on our consolidated balance sheet.

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

•
Commercial Real Estate Debt - Our CRE debt business is focused on originating, acquiring and asset managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We may from time to time take title to collateral in connection with a CRE debt investment as real estate owned, or REO, which would be included in our CRE debt business. In 2016, we sold and received repayment for 13 debt investments and a REO with a total principal amount of $383 million and used $72 million of proceeds to pay down our loan facility in full, resulting in $308 million of net proceeds.

•
Commercial Real Estate Securities - Our CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities, mostly conduit commercial mortgage-backed securities, or CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invest in opportunistic CRE securities such as an investment in a “B-piece” CMBS. In 2016, we sold certain N-Star CDO bonds and CRE securities for $54 million of net proceeds.

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
We have not been actively raising capital due to current market conditions. However, in 2015, we issued aggregate capital of $1.3 billion from the issuance of common equity.
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
With respect to corporate-level financing, in August 2014, we entered into a corporate revolving credit facility, or Corporate Revolver, with certain commercial bank lenders, with a total current commitment amount of $250 million for a three-year term. In September 2014, we entered into a corporate term borrowing with a commercial bank lender with respect to the establishment of term borrowings. In February 2016, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives. Refer to Liquidity and Capital Resources for further discussion.
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
Our Investments
The following table presents our investments as of March 31, 2016 and pro forma for sales and commitments to sell through May 5, 2016 (refer to the below for further discussion) (dollars in thousands):

			Pro Forma
	Amount(1)%		Amount		%
Real Estate
Healthcare(2)	$5,797,113	37.8%	$5,765,419	(3)	43.9%
Hotel	3,427,281	22.3%	3,427,281		26.1%
Manufactured housing communities (held for sale)	1,756,615	11.4%	—	(4)	—%
Net lease	783,653	5.1%	783,653		6.0%
Multifamily (held for sale)	377,211	2.5%	92,634	(5)	0.7%
Multi-tenant office	175,979	1.1%	175,979		1.3%
Subtotal	12,317,852	80.2%	10,244,966		78.0%
Private equity fund investments	872,946	5.7%	872,946		6.6%
Corporate investments(6)	108,162	0.7%	108,162		0.8%
Total real estate	13,298,960	86.6%	11,226,074		85.4%
CRE Debt(7)
CRE debt	427,296	2.8%	375,296	(8)	2.9%
CRE debt, held for sale	91,949	0.6%	—	(9)	—%
CRE debt of consolidated N-Star CDOs	39,893	0.3%	39,893		0.3%
Other	16,417	0.1%	16,417		0.1%
Total CRE debt	575,555	3.8%	431,606		3.3%
CRE Securities
N-Star CDO bonds(10)	503,201	3.3%	503,201		3.8%
N-Star CDO equity	68,128	0.4%	68,128		0.5%
Other securities	67,060	0.4%	67,060		0.5%
Total CRE securities	638,389	4.1%	638,389		4.8%
Subtotal	14,512,904	94.5%	12,296,069		93.5%
Assets underlying deconsolidated CRE Debt CDOs(11)	840,326	5.5%	840,326		6.5%
Grand total	$15,353,230	100.0%	$13,136,395		100.0%
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

(2)
Includes $471 million of Sterling denominated real estate in the United Kingdom owned in connection with the acquisition of Griffin-American Healthcare REIT II, Inc., or Griffin-American or the Griffin-American Portfolio.

(3)	In April 2016, a purchase option on one of our healthcare properties was exercised by the tenant.

(4)
In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $620 million of net proceeds. We expect the transaction to close in the second half of 2016.

(5)
We entered into and are finalizing agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. We expect to receive $86 million of net proceeds and we continue to explore the sale of the remaining two properties.

(6)	Represents our investments in RXR Realty LLC, or RXR Realty, Aerium Group, or Aerium, and SteelWave, LLC (formerly known as Legacy Partners Commercial LLC), or SteelWave.

(7)
In the first quarter 2016, we sold seven debt investments with a total principal amount of $225 million at par and used $47 million of proceeds to pay down our loan facility, resulting in $178 million of net proceeds.

(8)	In April 2016, one first mortgage loan, with a total principal amount of $52 million, was repaid at par.

(9)	In April 2016, we sold four loans with a total principal amount of $92 million and used $25 million of proceeds to pay down our loan facility in full, resulting in $64 million of net proceeds.

(10)	Includes N-Star CDO bonds with a principal amount of $142 million related to CRE securities CDOs that are eliminated in consolidation.

(11)
Represents assets of deconsolidated N-Star CDOs and is based on the respective remittance report issued on the date nearest to March 31, 2016. This amount excludes $432 million of aggregate principal amount of N-Star CDO bonds and amortized cost of N-Star CDO equity of such deconsolidated N-Star CDOs included in CRE securities.

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
Real Estate
Overview
As part of our real estate strategy, we explore a variety of real estate investments, both directly and through joint ventures. Opportunities to purchase real estate have been bolstered by attractive long-term, non-recourse, non mark-to-market financing available through CMBS and agency financing markets. Our portfolio is primarily comprised of healthcare, hotel, manufactured housing communities, net lease and multifamily properties. We also invest in other opportunistic real estate investments such as indirect interests in real estate through PE Investments. Our hotel and certain healthcare properties acquired operate through RIDEA structures where we participate directly in the operational cash flow of a property. Our real estate equity investments that operate under the RIDEA structure generate resident and hotel guest related income from short-term residential agreements and incur customary related operating expenses.
Recently, we sold or are pursuing the sale of certain real estate assets and are exploring other sales or joint ventures to further monetize certain of our real estate assets. There is no assurance we will enter into any transactions on favorable terms, or at all. Refer to the below for further discussion.

Our Portfolio
As of March 31, 2016, $13.3 billion, or 87%, of our assets were invested directly in real estate properties, indirectly through our PE Investments and in corporate interests. The following table presents our direct investments in real estate properties as of March 31, 2016 (refer to the below for further discussion) (dollars in thousands):

Type	Number of Properties	Amount(1)	% of Portfolio	Capacity		Primary Locations
Healthcare
Medical office buildings (MOB)	149	$2,139,609	17.4%	6.0 million	square feet	IN, TX, GA, CO, IL
Net lease
Skilled nursing facilities (SNF)(2)	107	1,345,365	10.9%	12,550	beds	FL, PA, IL, IN, VA
Assisted living facilities (ALF)	83	859,129	7.0%	4,330	units	UK, NC, OR, MN, IN
Hospital (HOS)	14	261,686	2.1%	800	beds	CA, MO, TX
Senior housing-operating
Assisted living facilities - RIDEA (ALF-RIDEA)	109	1,191,324	9.7%	6,300	units	IL, OR, OH, TX, MA, WA
Subtotal	462	5,797,113	47.1%
Hotel	167	3,427,281	27.8%	22,092	rooms	TX, FL, NJ, CA, VA
Manufactured housing communities (held for sale)(3)	136	1,756,615	14.3%	33,055	pad sites	CO, UT, FL, TX, WY, NY
Net lease
Industrial	35	379,799	3.1%	6.1 million	square feet	CA, IL, FL, GA, MI
Office(4)	19	339,301	2.8%	2.3 million	square feet	CA, FL, NJ, UT
Retail	10	64,553	0.5%	467,971	square feet	NH, MA, ME
Subtotal	64	783,653	6.4%
Multifamily (held for sale)(4)(5)	12	377,211	3.1%	4,514	units	TN, GA, FL
Multi-tenant office	13	175,979	1.3%	1.0 million	square feet	CO, TX, CA
Total	854	$12,317,852	100.0%
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $643 million related to net intangibles. Additionally, includes $59 million of notes receivable and $254 million of escrows and other assets.

(2)	Includes three properties with a cost of $14 million owned pursuant to a RIDEA structure.

(3)
In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $620 million of net proceeds. We expect the transaction to close in the second half of 2016.

(4)	Includes our interest in joint ventures that own a net lease property and multifamily property of $27 million and $39 million, respectively.

(5)
We entered into and are finalizing agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. We expect to receive $86 million of net proceeds and we continue to explore the sale of the remaining two properties.

Healthcare Properties
Our healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The majority of our healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. In addition, we own senior operating facilities properties that operate through management agreements with independent third-party operators, predominantly through RIDEA structures that permit us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses. In March 2016, we sold our 60% interest in the Senior Housing Portfolio for $535 million. The buyer assumed our portion of the $648 million mortgage borrowing and we received approximately $150 million of proceeds, net of sales costs.

As of March 31, 2016, $5.8 billion, or 37.8%, of our assets were invested in healthcare properties. The following presents a summary of our healthcare portfolio and diversity across property type based on net cash flow:

		Healthcare by Property Type
Total Healthcare Portfolio	$5.8 billion
Number of facilities	462
Number of units/beds(1)	23,980

Weighted average occupancy(2)	86%
Weighted average lease coverage	1.7x
Weighted average lease term	8.8 years

Net cash flow related to:
Medical office buildings	28%
Net lease	51%
Senior operating facilities - RIDEA	21%
___________________________________

(1)	Represents number of units for ALF property types and number of beds for SNF property types.

(2)
Represents weighted average occupancy for ALF, SNF, and hospital property types based on number of units/beds. Percentage excludes medical office buildings, which has a weighted average occupancy of 90%, based on square footage.

Hotel Portfolio
Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands. As of March 31, 2016, $3.4 billion, or 22.3%, of our assets were invested in hotel properties.
The following presents a summary of our hotel portfolio and diversity across geographic location based on number of rooms:

		Hotel by Geographic Location
Total Hotel Portfolio	$3.4 billion
Number of hotels	167
Number of rooms	22,092
Weighted average occupancy	70%

Rooms by brand:
Marriott	75%
Hilton	16%
Starwood	4%
Hyatt	4%
Intercontinental	1%

Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case. In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $620 million of net proceeds. We expect the transaction to close in the second half of 2016.
As of March 31, 2016, $1.8 billion, or 11.4%, of our assets were invested in manufactured housing communities. The following presents a summary of our manufactured housing communities portfolio and diversity across geographic location based on net cash flow:

		Manufactured Housing Communities by Geographic Location
Total Manufactured Housing Portfolio	$1.8 billion
Number of communities	136
Number of pad rental sites	33,055
Number of manufactured homes	4,122
Number of states	14
Weighted average occupancy	86%

Net cash flow related to:
Pad rental sites	92%
Other	8%
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

As of March 31, 2016, $784 million, or 5.1%, of our assets were invested in net lease properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our net lease portfolio and diversity across geographic location based on number of properties:

		Net Lease by Geographic Location
Total Net Lease Portfolio	$784 million
Number of properties	64
Number of states	23
Total square feet	8.9 million
Weighted average occupancy	94%
Weighted average lease term	9.1 years

Net cash flow related to:
Industrial	55%
Office	35%
Retail	10%
Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that we believe are well suited to capture the formation of new households. Currently, we are exploring the sale of our multifamily portfolio. We entered into and are finalizing agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. We expect to receive $86 million of net proceeds and continue to explore the sale of the remaining two properties. There is no assurance we will enter into any transactions on favorable terms, if at all.
As of March 31, 2016, $377 million, or 2.5%, of our assets were invested in multifamily properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our multifamily portfolio and diversity across geographic location based on net cash flow:

		Multifamily by Geographic Location
Total Multifamily Portfolio	$377 million
Number of properties	12
Number of states	6
Number of units	4,514

Weighted average occupancy	95%

Multi-tenant Office
We, through a joint venture with SteelWave, acquired multi-tenant office properties in the western United States. As of March 31, 2016, $176 million, or 1.1%, of our assets were invested in multi-tenant office properties. The following presents a summary of our multi-tenant office portfolio and diversity across geographic location based on cost:

		Multi-tenant Office by Geographic Location
Total Multi-tenant Office Portfolio	$176 million
Number of properties	13
Number of states	3
Total square feet	1,021,400

Weighted average occupancy	90%
PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. In February 2016, we sold substantially all of our interest in PE Investment II for proceeds of $184 million and are exploring the sale of our remaining PE Investments. As of March 31, 2016, $873 million, or 5.7%, of our assets were invested in PE Investments through unconsolidated ventures or direct investments. The following tables present a summary of our PE Investments (dollars in millions):

									Underlying Fund Interests
PE Investment(1)	Initial Closing Date	Amount	Number of Funds		Number of General Partners		Initial NAV	Initial NAV as a Percentage of Cost(2)	Assets, at Cost	Implied Leverage(3)	Expected Future Funding(4)
PE Investment I(5)	February 15, 2013	$124.0	49		26		$802.4	66.2%	$17,100	44.1%	$2
PE Investment III	December 31, 2013	28.5	8		4		80.3	119.0%	1,800	43.6%	—
PE Investment IV	May 30, 2014	6.8	1		1		8.8	113.4%	500	43.6%	—
PE Investment V	July 1, 2014	6.6	3		1		23.0	57.8%	700	50.2%	—
PE Investment VI	July 30, 2014	74.2	20		12		98.3	77.5%	8,100	52.0%	1
PE Investment VII	August 15, 2014	31.3	14		12		65.7	79.2%	900	46.4%	—
PE Investment IX	October 2, 2014	126.6	11		7		232.8	135.3%	18,800	30.3%	2
PE Investment X	December 4, 2014	120.6	13		7		160.4	92.5%	4,400	52.2%	—
PE Investment XI	May 1, 2015	4.3	2		1		7.9	64.0%	1,400	34.8%	—
PE Investment XII	May 5, 2015	2.6	1		1		6.1	212.0%	700	28.1%	—
PE Investment XIII	May 22, 2015	289.4	11		5		454.8	90.5%	2,200	48.5%	3
PE Investment XIV	September 9, 2015	51.2	15		5		100.4	51.8%	7,900	59.9%	50
PE Investment XV	November 12, 2015	1.4	1		1		95.6	137.8%	500	42.0%	12
Subtotal		867.5	149		83		2,136.5		65,000		70
PE Investment II(6)	July 3, 2013	5.4	24		15		910.0	73.5%	19,000	37.4%	3	(6)
Total		$872.9	173	(7)	98	(7)	$3,046.5		$84,000		$73
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of December 31, 2015, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	Includes an estimated amount of expected future contributions to funds and any deferred purchase price as of March 31, 2016.

(5)	We, together with NorthStar Real Estate Income Trust, Inc., or NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.

(6)
In February 2016, we sold substantially all of our interest in PE Investment II for proceeds of $184 million. In connection with the sale, the buyers assumed substantially all of our $243 million portion of the deferred purchase price obligation of the joint venture.

(7)	Includes 28 funds and 21 general partners held across multiple PE Investments.

	Our Proportionate Share of PE Investments
	March 31, 2016
	Three Months Ended	Inception to Date(2)
Income(1)	$37.6	$452.3
Return of capital	45.3	854.1
Total distributions(3)	82.9	1,306.4
Contributions	1.0	106.8
Net	$81.9	$1,199.6
__________________________________________________

(1)	Recorded in equity in earnings in the consolidated statements of operations.

(2)	Represents activity from the respective initial closing date through March 31, 2016.

(3)	Excludes proceeds of $184 million in connection with the sale of substantially all of our interest in PE Investment II.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of December 31, 2015:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
Corporate Investments
RXR Realty
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on high-quality real estate investments in the New York Tri-State area. The investment includes an approximate 27% equity interest in RXR Realty, which represented a carrying value of $94 million as of March 31, 2016.
Aerium
In June 2014, we acquired a 15% interest in Aerium, a pan-European real estate investment manager specializing in commercial real estate properties. The investment in Aerium represented a carrying value of $7 million as of March 31, 2016.
SteelWave
In September 2014, we entered into a debt and equity investment with SteelWave, comprised of a 40% interest in the common equity of certain entities affiliated with SteelWave. SteelWave is a leading real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment in SteelWave represented a carrying value of $7 million as of March 31, 2016.
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
Our Portfolio
As of March 31, 2016, $427 million, or 2.8%, of assets were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs, CRE debt held for sale and other CRE debt accounted for as joint ventures, consisting of 20 loans with an average investment size of $20 million and weighted average extended maturity of 5.8 years. We directly originated approximately 93% of our current portfolio of CRE debt investments (excluding debt investments acquired in connection with Griffin-American).
The following table presents a summary of our CRE debt investments, excluding amounts held for sale, as of March 31, 2016 (dollars in thousands):

					Weighted Average (3)			Floating Rate as % of Principal Amount
	Number(1)	Principal Amount	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR	Yield(4)
Asset Type:
First mortgage loans(5)	6	$146,534	$118,288	39.0%	7.14%	8.62%	4.58%	32.6%
Mezzanine loans	6	22,400	18,571	6.0%	9.05%	4.00%	7.24%	39.8%
Subordinate interests	4	170,980	169,760	45.6%	12.67%	5.67%	8.87%	58.8%
Corporate loans	4	35,382	30,880	9.4%	12.92%	—	14.81%	—
Total/Weighted average	20	$375,296	$337,499	100.0%	10.27%	10.69%	7.82%	40.8%
____________________________________________________________

(1)	Excludes amounts related to joint ventures and CRE debt held for sale and underlying our N-Star CDOs.

(2)	Based on principal amount.

(3)
Excludes an aggregate principal amount of $129 million related to three CRE debt investments that were originated prior to 2008, three non-performing loans and one first mortgage loan acquired with deteriorated credit quality.

(4)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of March 31, 2016 and for CRE debt with a LIBOR floor greater than LIBOR, using such floor.

(5)	In April 2016, one first mortgage loan, with a total principal amount of $52 million, was repaid at par.

The following presents our $427 million CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

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
Our CRE securities portfolio is predominately comprised of N-Star CDO bonds and N-Star CDO equity of our deconsolidated N-Star CDOs and includes other securities, mostly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We have also invested in opportunistic CRE securities such as an investment in a “B-piece” CMBS. More recently, we are pursuing the sale of certain of our CRE securities. In 2016, we sold five N-Star CDO bonds and CRE securities for $54 million of net proceeds.
The following table presents our interest in the N-Star CDOs as of March 31, 2016 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)(3)
AAA	2	$108,900
AA through BBB	18	233,854
Below investment grade	10	160,447
	30	503,201
N-Star CDO equity(4)	4	68,128
Total	34	$571,329

_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity.

(2)	Based on original credit rating. Includes N-Star CDO bonds with a principal amount of $142 million related to our securities CDOs that are eliminated in consolidation.

(3)
Unencumbered N-Star CDO bonds are owned by us, of which $369 million of principal amount were repurchased at a discount to par at a weighted average original credit rating of A / A2 and a weighted average purchase price of 38%.

(4)	Represents our equity interests in the deconsolidated CRE debt N-Star CDOs.

The following table presents a summary of our deconsolidated N-Star CRE debt CDOs as of March 31, 2016 (dollars in thousands):

Issue/Acquisition Date	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of March 31, 2016(1)
Assets, principal amount	$258,066	$634,164	$123,527		$459,840		$1,475,597
CDO bonds, principal amount(2)	189,169	461,315	105,775		400,114		1,156,373
Net assets	$68,897	$172,849	$17,752		$59,726		$319,224

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$176	$1,817	$563		$1,076		$3,632
Collateral management and other fees(4)	237	671	70		196		1,174
Interest coverage cushion at March 31, 2016 (IC)(1)	800	3,718	375		1,758
Overcollateralization cushion (OC)
At March 31, 2016(1)	57,483	144,235	9,816		79,499
At offering	17,412	42,193	5,987	(5)	(151,595)	(6)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to March 31, 2016.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on cash receipts.

(5)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(6)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of the CRE debt in our deconsolidated N-Star CDOs, based on principal amount, as of March 31, 2016:

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
Outlook and Recent Trends
The U.S. economy has shown improvement in 2015 and into 2016 which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, volatility in the price of oil, slow global growth and international market volatility. Many other global central banks have been easing monetary conditions to combat their own low inflation and stagnant growth and it is unclear when or if the Federal Reserve will adjust the Federal Funds Rate further.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States, Europe, China and elsewhere. Recently, concerns over the U.S. mortgage market and sustainability of continued growth in the real estate market in the United States have contributed to increased domestic economic uncertainty and the potential for a recessionary environment.
CRE fundamentals remain relatively healthy across U.S. property types. Robust investor demand in 2014 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors and continued to improve in 2015. Private capital investment remained aggressive during this time contributing to the growth in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be in the later stage of the current real estate cycle leading to potentially falling values. One factor that may, among other factors, contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced.
It is currently estimated that approximately $1.4 trillion of commercial real estate debt in the United States will mature through 2018. While there appears to be a supply of available liquidity and the benefits from improved fundamentals in the commercial real estate market, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
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
We have not been actively raising capital due to current market conditions. However, in 2015, we issued aggregate capital of $1.3 billion. Further, we have access to other forms of corporate-level financing. In August 2014, we entered into a Corporate Revolver with certain commercial bank lenders, with a total current commitment amount of $250 million for a three-year term, subject to certain conditions. In September 2014, we entered into a corporate term borrowing with a commercial bank lender. In February 2016, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives.
In addition, we have a loan facility of $200 million to finance the origination of CRE first mortgage loans. In April 2016, our loan facility was repaid. Additionally, we have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitization financing transactions with an aggregate $610 million of principal amount of bonds issued to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities. In January 2015, Securitization-2012-1 with $228 million principal amount of original bonds issued was repaid in full.

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
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt, which currently provide for up to $200 million. Additionally, we have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitized financing transactions (Securitization 2012-1 and Securitization 2013-1) with an aggregate $610 million of principal amount of bonds issued providing permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments of ours and NorthStar Income. In January 2015, Securitization-2012-1 with $228 million principal amount of original bonds issued was repaid in full. We will continue to seek to use the capital markets to finance any new debt investments. In April 2016, our loan facility was repaid.
With respect to corporate-level financing, in August 2014, we entered into a Corporate Revolver with certain commercial bank lenders, with a total current commitment of $250 million. In September 2014, we entered into a corporate term borrowing with a commercial bank lender with respect to the establishment of term borrowings. However, given recent market conditions, we are currently focused on exploring sales to generate liquidity to repurchase our common stock and reduce such corporate recourse borrowings. In February 2016, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives. Refer to Liquidity and Capital Resources for further discussion.
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect to record certain financial assets and liabilities at fair value on an instrument-by-instrument basis at initial recognition. We may elect to apply the fair value option for certain investments due to the nature of the instrument. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
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
Operating real estate, including REO, which has met the criteria to be classified as held for sale, is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. We record a gain (loss) on sale of real estate when title is conveyed to the buyer and we have no substantial economic involvement with the property. If the sales criteria for the full accrual method are not met, we defer some or all of the gain (loss) recognition by applying the finance, leasing, profit sharing, deposit, installment or cost recovery method, as appropriate, until the sales criteria are met.
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.

Intangible Assets and Intangible Liabilities
We record acquired identified intangibles, which includes intangible assets (such as value of the above-market leases, in-place leases, below-market ground leases, goodwill and other intangibles) and intangible liabilities (such as the value of below-market leases), based on estimated fair value. The value allocated to the identified intangibles are amortized over the remaining lease term. Above/below-market leases are amortized into rental income, below-market ground leases are amortized into real estate properties-operating expense and in-place leases are amortized into depreciation and amortization expense.
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. We analyze goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations.
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
The annual impairment test for the reporting units related to a healthcare portfolio acquired in May 2014 was conducted as of October 1, 2015 and the remaining reporting units related to the Griffin-American Portfolio as of December 31, 2015. Management used an independent third-party valuation party specialist to assist. Based on the step one analysis performed, management determined the fair value for all of reporting units were in excess of the respective reporting unit’s carrying value, with four exceptions, related to the healthcare portfolio acquired in 2014. As a result, we estimated the impairment loss for such reporting units to be $25.5 million and recorded an estimated preliminary impairment charge for such amount in the fourth quarter 2015. Step two of the impairment test was completed in the first quarter 2016 and there was no change to the estimate recorded.
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
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Non-financial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale or assets for which an impairment has been recorded, such as goodwill. Such fair value measurements are generally considered to be Level 3 within the valuation hierarchy, where applicable, based on estimated sales price, adjusted for closing costs and expenses, determined by discounted cash flow analysis, direct capitalization analyses or a sales comparison approach if no contracts had been consummated. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. This cash flow is comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rate and discount rate used in these analyses are based upon observable rates that we believe to be within a reasonable range of current market rates for the respective properties.
Valuations are prepared using internally-developed valuation models. These valuations are reviewed and approved, during each reporting period, by management, as deemed necessary, including personnel from the accounting, finance and operations and the valuations are updated as appropriate. In addition, we may engage third-party valuation experts to assist with the preparation of certain of its valuations.
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on our consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within depreciation and amortization in the consolidated statements of operations.
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
Other
Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a complete discussion of our critical accounting policies.
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

In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter 2016 and determined our Operating Partnership is considered a VIE. We are the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and our partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on our consolidated financial position or results of operations.
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
In March 2016, the FASB issued guidance clarifying that an assessment of whether an embedded contingent put or call option is clearly and closely related to a borrowing requires only an analysis of the four-step decision sequence. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. Entities are required to apply the guidance to existing instruments in scope using a modified retrospective transition method as of the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
In March 2016, the FASB issued guidance which amends several aspects of the accounting for equity-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statements of cash flows. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended March 31, 2016 to March 31, 2015 (dollars in thousands):
The following table represents our results of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands).
The consolidated financial statements for the three months ended March 31, 2016 include our results of operations following the NRE Spin-off on October 31, 2015. The three months ended March 31, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations.

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Property and other revenues
Rental and escalation income	$191,434	$165,041	$26,393	16.0%
Hotel related income	193,743	168,727	25,016	14.8%
Resident fee income	72,777	63,373	9,404	14.8%
Other revenue	5,440	3,483	1,957	56.2%
Total property and other revenues	463,394	400,624	62,770	15.7%
Net interest income
Interest income	42,933	65,637	(22,704)	(34.6)%
Interest expense on debt and securities	2,160	1,977	183	9.3%
Net interest income on debt and securities	40,773	63,660	(22,887)	(36.0)%
Expenses
Management fee, related party	46,528	48,231	(1,703)	(3.5)%
Interest expense—mortgage and corporate borrowings	124,502	113,009	11,493	10.2%
Real estate properties—operating expenses	238,410	201,141	37,269	18.5%
Other expenses	7,016	4,473	2,543	56.9%
Transaction costs	3,215	5,585	(2,370)	(42.4)%
Impairment losses	5,073	—	5,073	NA
Provision for (reversal of) loan losses, net	7,242	483	6,759	1,399.4%
General and administrative expenses
Salaries and related expense	1,999	3,127	(1,128)	(36.1)%
Equity-based compensation expense	6,285	10,830	(4,545)	(42.0)%
Other general and administrative expenses	4,984	3,246	1,738	53.5%
Total general and administrative expenses	13,268	17,203	(3,935)	(22.9)%
Depreciation and amortization	88,003	108,982	(20,979)	(19.2)%
Total expenses	533,257	499,107	34,150	6.8%
Other income (loss)
Unrealized gain (loss) on investments and other	(135,481)	(30,574)	(104,907)	343.1%
Realized gain (loss) on investments and other	377	13,003	(12,626)	(97.1)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(164,194)	(52,394)	(111,800)	213.4%
Equity in earnings (losses) of unconsolidated ventures	44,655	53,643	(8,988)	(16.8)%
Income tax benefit (expense)	(7,843)	(1,664)	(6,179)	371.3%
Income (loss) from continuing operations	(127,382)	(415)	(126,967)	30,594.5%
Income (loss) from discontinued operations	—	(13,861)	13,861	(100.0)%
Net income (loss)	$(127,382)	$(14,276)	$(113,106)	792.3%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $26.4 million, primarily attributable to new acquisitions in 2015 including healthcare and multi-tenant office investments ($22.1 million) and increased income from our manufactured housing and multifamily investments ($6.2 million), offset by lower income from healthcare properties transitioned to a RIDEA structure in 2015 ($1.5 million) and lower income from our net lease and remaining healthcare properties ($0.5 million), all in our real estate segment.
Hotel Related Income
Hotel related income increased $25.0 million related to two new hotel acquisitions in 2015 in our real estate segment.
Resident Fee Income
Resident fee income increased $9.4 million, primarily related to our healthcare properties which transitioned to a RIDEA structure in 2015 ($9.9 million), in our real estate segment.
Other Revenue
Other revenue increased $2.0 million primarily due to an increase in real estate related fees in our real estate segment.
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

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2016 and 2015. Amounts presented have been impacted by the timing of new investments, sales and repayments during the periods (dollars in thousands):

	Three Months Ended March 31,
	2016				2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments(4)	$514,616	$17,077	13.27%		$1,081,035	$36,228	13.40%
CRE securities investments	796,433	25,856	12.99%		956,770	29,409	12.30%
	$1,311,049	42,933	13.10%		$2,037,805	65,637	12.88%
Interest-bearing liabilities:
CDO bonds payable	$428,622	$1,124	3.42%	(5)	$552,887	$1,094	3.00%	(5)
Securitization bonds payable	—	—	—%		20,912	151	2.88%
Loan facilities	47,308	588	4.97%		79,342	732	3.69%
Secured borrowing	53,856	448	3.33%		—	—	—%
	$529,786	2,160	3.55%		$653,141	1,977	3.08%
Net interest income		$40,773				$63,660
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

(4)
Includes $1.2 million and $1.8 million of interest income related to manufactured housing notes receivables recorded in other assets and included in our real estate segment for the three months ended March 31, 2016 and 2015, respectively.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $2.5 million and $3.0 million of net cash payments on interest rate swaps in our consolidated N-Star CDOs recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

Interest income decreased $22.7 million, primarily attributable to decreased income on debt investments due to pay offs and sales ($17.9 million) in our CRE debt segment and decreased income on investments in deconsolidated N-Star CDO bonds and equity notes ($4.9 million) in our CRE securities segment.
Interest expense increased $0.2 million, primarily attributable to increased interest expense related to a secured borrowing ($0.5 million), offset by lower interest expense on our loan facility ($0.3 million), both in our CRE debt segment.
Expenses
Management Fee, Related Party
For the three months ended March 31, 2016, we recorded $46.5 million related to the base management fee to NSAM in our corporate segment. For the three months ended March 31, 2015, we recorded $45.3 million related to the base management fee and $2.9 million related to the incentive fee to NSAM in our corporate segment.
Interest Expense—Mortgage and Corporate Borrowings
Interest expense on mortgage and corporate borrowings increased $11.5 million, primarily attributable to increased interest expense related to new mortgage and other notes payable associated with new property acquisitions in 2015 ($13.6 million), all in our real estate segment, offset by lower interest expense on our corporate borrowings ($1.3 million), in our corporate segment.
Real Estate Properties—Operating Expenses
Real estate operating expenses primarily relate to utilities, real estate taxes, insurance and repair and maintenance expense and with respect to RIDEA properties, salaries, food and beverage and resident services. Real estate properties operating expenses increased $37.3 million, primarily attributable to new acquisitions in 2015 comprised of healthcare, hotel and multi-tenant office investments and healthcare properties transitioned to a RIDEA structure in 2015, all in our real estate segment ($36.5 million).
Other Expenses
Other expenses primarily represents third-party asset management, audit and legal fees and other administrative related fees related to portfolio management of our real estate segment and other expenses such as legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs. Other expenses increased $2.5 million primarily related to new acquisitions in 2015 in our real estate segment.

Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, dead deal costs and restructuring costs which are related to specific transactions. For the three months ended March 31, 2016, transaction costs of $3.2 million primarily related to real estate investments, in our real estate segment. For the three months ended March 31, 2015, transaction costs of $5.6 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to the acquisitions and restructurings related to our healthcare portfolios ($3.6 million), our multi-tenant office acquisitions ($0.7 million) and our hotel acquisitions ($0.2 million), all in our real estate segment.
Impairment Losses
Impairment losses of $5.1 million related to impairment on a medical office building in our healthcare portfolio where the tenant exercised its purchase option, in our real estate segment.
Provision for (Reversal of) Loan Losses, Net
For the three months ended March 31, 2016, provision for loan losses, net of $7.2 million related to two loans ($7.1 million) in our CRE debt segment and notes receivable related to our manufactured housing portfolio ($0.1 million) in our real estate segment. For the three months ended March 31, 2015, provision for loan losses, net of $0.5 million primarily related to a provision for loan loss for an existing first mortgage loan.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $3.9 million primarily attributable to the following:
Salaries and related expense decreased $1.1 million primarily due to NSAM allocating less expenses to us for the three months ended March 31, 2016.
Equity-based compensation expense is comprised of (dollars in thousands):

	Time-Based Awards		Performance-Based Awards		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Awards issued pre NSAM Spin-off	$290	$2,871	$473	$956	$763	$3,827
Awards issued post NSAM Spin-off	4,673	6,246	510	224	5,183	6,470
Dividends to non-employees	339	533	—	—	339	533
Total	$5,302	$9,650	$983	$1,180	$6,285	$10,830

Other general and administrative expenses increased $1.7 million related to higher corporate expenses.
Depreciation and Amortization
Depreciation and amortization expense decreased $21.0 million, primarily related to our manufactured housing and multifamily properties which were classified as held for sale in 2015 ($21.1 million), both in our real estate segment.

Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following table presents a summary of unrealized gain (loss) on investments and other by operating segment for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$(2,589)	$(7,633)	$—	$(10,222)
PE Investments(1)	(3,775)	—	—	—	(3,775)
CDO bonds payable, at fair value(1)	—	—	2,526	—	2,526
Junior subordinated notes, at fair value(1)	—	—	—	8,763	8,763
Derivatives, at fair value	(140)	—	2,252	(117,760)	(115,648)
Foreign currency remeasurement(2)	(3,750)	—	—	—	(3,750)
Investments in unconsolidated ventures(1)	(10,831)	—	—	—	(10,831)
Subtotal unrealized gain (loss)	(18,496)	(2,589)	(2,855)	(108,997)	(132,937)
Net cash payments on derivatives	(13)	—	(2,531)	—	(2,544)
Total unrealized gain (loss) on investments and other	$(18,509)	$(2,589)	$(5,386)	$(108,997)	$(135,481)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in British Pounds.

	Three Months Ended March 31, 2015
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$3,118	$1,394	$—	$4,512
PE Investments(1)	(4,433)	—	—	—	(4,433)
CDO bonds payable, at fair value(1)	—	—	(9,188)	—	(9,188)
Junior subordinated notes, at fair value(1)	—	—	—	(2,010)	(2,010)
Derivatives, at fair value	(1,070)	—	2,206	—	1,136
Foreign currency remeasurement(2)	(15,211)	—	—	(2,332)	(17,543)
Subtotal unrealized gain (loss)	(20,714)	3,118	(5,588)	(4,342)	(27,526)
Net cash payments on derivatives	(88)	—	(2,960)	—	(3,048)
Total unrealized gain (loss) on investments and other	$(20,802)	$3,118	$(8,548)	$(4,342)	$(30,574)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in British Pounds.

Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other by segment for the three months ended March 31, 2016 and 2015 (dollars in thousands):

		Three Months Ended March 31,
Description	Segment	2016	2015
Sale of real estate investments(1)	Real Estate	$16,720	$—
Sale of REO	CRE Debt	1,490	2,980
Conversion of exchangeable senior notes	Corporate	17	(1,147)
Sale of CRE debt	CRE Debt	(1,006)	(759)
Other-than-temporary impairment	CRE Securities	(6,985)	—
Sale of manufactured homes	Real Estate	(1,239)	(175)
Sales/repayments from N-Star CDO bonds and securities(2)	CRE Securities	(5,614)	11,153
Mortgage payoff of a net lease property	Real Estate	—	2,074
Other	Various	(3,006)	(1,123)
Total		$377	$13,003
_________________________________________________________

(1)	In March 2016, we sold our 60% interest in the Senior Housing Portfolio for $535 million.

(2)	Represents accelerated cash amortization on N-Star CDO bonds.

Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents a summary of our equity in earnings (losses) of unconsolidated ventures, substantially all of which is generated from investments in our real estate segment, for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
PE Investments	$37,552	$48,186	$(10,634)
Investment in RXR Realty	6,116	3,533	2,583
Other unconsolidated ventures	987	1,924	(937)
Total	$44,655	$53,643	$(8,988)
Income Tax Benefit (Expense)
Income tax expense for the three months ended March 31, 2016 represents a net expense of $7.8 million, of which $4.5 million represents a current income tax expense primarily related to a provision for income tax for our PE Investments ($4.7 million) and for our RIDEA healthcare properties ($1.2 million), offset by a current income tax benefit related to our hotel properties ($1.2 million), all in our real estate segment. Income tax expense for the three months ended March 31, 2015 represents a net expense of $1.7 million primarily related to a provision for income tax for our PE Investments ($3.9 million) and healthcare properties ($0.8 million), offset by a benefit of net operating loss carryforward related to our hotel portfolios operating under a RIDEA structure ($3.1 million).
Discontinued Operations
Income (Loss) from Discontinued Operations
For the three months ended March 31, 2015, we recorded a $13.9 million loss included in discontinued operations associated with NorthStar Europe which represented a carve-out of revenues of $1.8 million and expenses of $15.7 million, primarily related to transaction costs.
Liquidity and Capital Resources
We require capital to fund our operating expenses and investment activities, including the repurchase of our common stock. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock. For instance, we are currently exploring the sale of certain real estate, CRE debt and securities, and since the beginning of the fourth quarter 2015 through May 2016, assets sold or committed to sell totaled $4.2 billion to generate liquidity to repurchase our common stock and reduce our leverage. Proceeds from these sales initiatives, along with capital retained from our revised dividend policy, are currently expected to be used for repurchasing our common stock, which we believe is currently trading at a large discount to underlying net asset value and toward the repayment of all of our corporate recourse borrowing obligations with $425 million currently outstanding (excluding $280 million of trust preferred securities with maturities beginning in 2035).
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
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of May 5, 2016 was approximately $652 million.
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
Corporate Borrowings
In August 2014, we entered into our Corporate Revolver with certain commercial bank lenders, with a total current amount of $250 million for a three year term. Additionally, in September 2014, we entered into a corporate term arrangement with respect to the establishment of term borrowings. In February 2016, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives.

Loan Facility
With respect to investment-level financing, we maintain a loan facility that provides up to $200 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend on asset type and characteristic. In March 2016, the maturity date for the facility was extended for one year with final maturity in March 2018. In April 2016, our loan facility was repaid.
Our loan facility contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our loan facility.
Exchangeable Senior Notes
For the three months ended March 31, 2016, we issued 0.1 million shares of our common stockholders related to the conversion of exchangeable senior notes. As of May 5, 2016, we had $31 million in principal amount of exchangeable senior notes outstanding.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 (dollars in thousands).
The consolidated cash flows for the three months ended March 31, 2016 represents our cash flow following the NRE Spin-off on October 31, 2015. The consolidated cash flows for the three months ended March 31, 2015 includes cash flow attributable to revenues and expenses of NorthStar Europe recorded in discontinued operations.
As a result, cash flows for the three months ended March 31, 2016 may not be comparative to our cash flows reported for the prior period presented.

	Three Months Ended March 31,
Cash flow provided by (used in):	2016	2015
Operating activities	$64,253	$105,440
Investing activities	603,786	(489,865)
Financing activities	(441,437)	496,078
Effect of foreign currency translation on cash and cash equivalents	(86)	(3,414)
Net increase (decrease) in cash and cash equivalents	$226,516	$108,239
Three Months Ended March 31, 2016 Compared to March 31, 2015
Net cash provided by operating activities was $64 million for the three months ended March 31, 2016 compared to $105 million for the three months ended March 31, 2015. The decrease was primarily due to the NRE Spin-off and sales of other investments.
Net cash provided by investing activities was $604 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $490 million for the three months ended March 31, 2015. The primary investing activities for the three months ended March 31, 2016 related to proceeds of sales of real estate, certain loans and securities and a PE Investment. The three months ended March 31, 2015 includes deposits for European real estate acquired and subsequently spun off as part of the NRE Spin-off.
Net cash used in financing activities was $441 million for the three months ended March 31, 2016 compared to net cash provided by financing activities of $496 million for the three months ended March 31, 2015. The primary cash outflows for the three months ended March 31, 2016 was $212 million for the repayment of our credit facilities, $97 million for the payment of dividends, $47 million for the repurchase of our common stock and $16 million for net repurchase/repayment of CDO bonds. The primary cash inflows for the three months ended March 31, 2015 was $555 million of net new capital, $176 million of net new borrowings, offset by $151 million for the payment of dividends, $71 million for the payment of financing costs and $16 million for net repurchase/repayment of CDO bonds.
Off-Balance Sheet Arrangements
As of March 31, 2016, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 16. “Variable Interest Entities” in Item 1. “Financial Statements” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Related Party Arrangements
NorthStar Asset Management Group
Management Agreement
Upon completion of the NSAM Spin-off, we entered into a management agreement with an affiliate of NSAM for an initial term of 20 years, which automatically renews for additional 20-year terms each anniversary thereafter unless earlier terminated. As asset manager, NSAM is responsible for our day-to-day operations, subject to supervision and management of our board of directors. Through its global network of subsidiaries and branch offices, NSAM performs services and engages in activities relating to, among other things, investments and financing, portfolio management and other administrative services, such as accounting and investor relations, to us and our subsidiaries other than our CRE loan origination business. The management agreement with NSAM provides for a base management fee and incentive fee.
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
Base Management Fee
For the three months ended March 31, 2016, we incurred $47 million related to the base management fee. The base management fee to NSAM could increase subsequent to March 31, 2016 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the three months ended March 31, 2016, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

•
the product of: (a) 15% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.68 per share and up to $0.78 per share, after giving effect to the Reverse Split and the NRE Spin-off, or the 15% Hurdle; plus

•
the product of: (a) 25% and (b) our CAD before such incentive fee, divided by the weighted average shares outstanding for the calendar quarter, of any amount in excess of $0.78 per share, after giving effect to the Reverse Split and the NRE Spin-off, or the 25% Hurdle;

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
Our management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, we will consider such assignment in good faith and not unreasonably withhold, condition or delay our consent.  The management agreement further provides that we anticipate consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management.  The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of us or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
Payment of Costs and Expenses and Expense Allocation
We are responsible for all of our direct costs and expenses and reimburse NSAM for costs and expenses incurred by NSAM on our behalf. In addition, NSAM may allocate indirect costs to us related to employees, occupancy and other general and administrative costs and expenses in accordance with the terms of, and subject to the limitations contained in, our management agreement with NSAM, or the G&A Allocation. Our management agreement with NSAM provides that the amount of the G&A Allocation will not exceed the following: (i) 20% of the combined total of: (a) our and NorthStar Europe’s, or the NorthStar Listed Companies’, general and administrative expenses as reported in their consolidated financial statements excluding (1) equity-based compensation expense, (2) non-recurring items, (3) fees payable to NSAM under the terms of the applicable management agreement and (4) any allocation of expenses to the NorthStar Listed Companies, or NorthStar Listed Companies’ G&A; and (b) NSAM’s general and administrative expenses as reported in its consolidated financial statements, excluding equity-based compensation expense and adding back any costs or expenses allocated to any managed company of NSAM; less (ii) the NorthStar Listed Companies’ G&A. The G&A Allocation may include our allocable share of NSAM’s compensation and benefit costs associated with dedicated or partially dedicated personnel who spend all or a portion of their time managing our affairs, based upon the percentage of time devoted by such personnel to our affairs. The G&A Allocation may also include rental and occupancy, technology, office supplies, travel and entertainment and other general and administrative costs and expenses, which may be allocated based on various methodologies, such as weighted average employee count or the percentage of time devoted by personnel to our affairs. In addition, we will pay directly or reimburse NSAM for an allocable portion of any severance paid pursuant to any employment, consulting or similar service agreements in effect between NSAM and any of its executives, employees or other service providers.
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
For the three months ended March 31, 2016, NSAM allocated $0.2 million to us.
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
In connection with the above obligation, we were responsible for paying approximately 50% of the 2015 and 2014 long-term bonuses earned under the NorthStar Asset Management Group Inc. Executive Incentive Bonus Plan, or NSAM Bonus Plan. Long-term bonuses were paid to executives in the form of equity-based awards of both us and NSAM, subject to performance-based and time-based vesting conditions over the four-year performance period from January 1, 2014 through December 31, 2017. The long-term bonuses paid in the form of equity-based awards of ours were adjusted for the NRE Spin-off and Reverse Split in the same manner as all other equity-based awards of ours.

Investment Opportunities
Under the management agreement, we agreed to make available to NSAM for the benefit of NSAM and its managed companies, including us, all investment opportunities that we source. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including us, and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, we are entitled to fair and reasonable compensation for our services in connection with any loan origination opportunities sourced by us, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three months ended March 31, 2016, we earned $0.2 million from NSAM for services in connection with loan origination opportunities.
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
Credit Agreement
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including us, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of March 31, 2016, we have not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees both our healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs (refer to Note 10. “Equity-Based Compensation” in Item 1. “Financial Statements”). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us. For the three months ended March 31, 2016, we did not incur any incentive fees related to the Healthcare Strategic Partnership.
NSAM Retail Companies
Prior to the NSAM Spin-off, we had agreements with each of our previously sponsored companies: NorthStar Income, NorthStar Healthcare and NorthStar Income II to manage their day-to-day operations, including identifying, originating and acquiring investments on their behalf and earning fees for our services. For the six months ended June 30, 2014, we earned $22 million of fees related to these agreements, which are recorded in discontinued operations in the consolidated statements of operations. In addition, we were entitled to certain expense allocation for costs paid on behalf of the NSAM Retail Companies. For the six months ended June 30, 2014, we received $14 million of reimbursement from the NSAM Retail Companies.
We committed to purchase up to $10 million in shares of each of NSAM’s Retail Companies’ common stock during the period from when each offering was declared effective through the end of their respective offering period, in the event that NSAM Retail Companies’ distributions to its stockholders, on a quarterly basis, exceeds certain measures of operating performance.
We acquired an aggregate of $15 million of shares of NorthStar Income, NorthStar Healthcare and NorthStar Income II through March 31, 2016. In addition, pursuant to the management agreement with NSAM, we committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Retail Company, up to a total of five new companies per year.
As of March 31, 2016, our distribution support obligations remain outstanding for NorthStar Income II and the following other NSAM Retail Companies:

•
NorthStar/RXR New York Metro - NorthStar/RXR New York Metro Real Estate, Inc., or NorthStar/RXR New York Metro’s registration statement filed with the SEC seeks to offer up to $2 billion in a public offering of multiple classes of common stock. In December 2015, we and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount as a result of the purchase of 0.2 million shares of its common stock for an aggregate $2.0 million, of which $1.5 million was invested by us. We currently consolidate NorthStar/RXR New York Metro based on our majority voting interest in the entity. NSAM began raising capital for NorthStar/RXR New York Metro in the second quarter 2016.

•
NorthStar Corporate Fund - NorthStar Corporate Income Fund’s, or NorthStar Corporate Fund, registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In January 2016, an affiliate of Och-Ziff Capital Management Group and us invested $2 million of seed capital into NorthStar Corporate Fund, of which $1 million was invested by us. In February 2016, NorthStar Corporate Fund was declared effective by the SEC and expects to begin raising capital in 2016.

•
NorthStar Capital Fund - NorthStar Real Estate Capital Income Fund’s registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In March 2016, we invested $2 million of seed capital into NorthStar Capital Fund. In May 2016, NorthStar Capital Fund was declared effective by the SEC and expects to begin raising capital in 2016. We currently consolidate the master fund of NorthStar Capital Fund based on our majority voting interest in the entity.

•
NorthStar Corporate Investment - In June 2015, NorthStar Corporate Investment, Inc. confidentially submitted its amended registration statement on Form N-2 to the SEC seeking to raise up to $1 billion in a public offering of common stock.

N-Star CDOs
We earn certain collateral management fees from the N-Star CDOs primarily for administrative services. For the three months ended March 31, 2016 we earned $1 million in fee income of which $0.5 million was eliminated in consolidation.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended March 31, 2016, we earned $11 million of interest income from such investments related to deconsolidated N-Star CDOs.
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC, or AHI, and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Healthcare. In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and us in order to assist NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by us and, subject to certain conditions, other NSAM managed companies. For the three months ended March 31, 2016, we incurred $1 million of property management fees to AHI.
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc., or Island. Island is a leading, independent select service hotel management company that currently manages 160 hotel properties, representing $4 billion of assets, of which 110 hotel properties are owned by us. Island provides certain asset management, property management and other services to us to assist in managing our hotel properties. Island receives a base management fee of 2.5% to 3.0% of the monthly revenue of our hotel properties it manages for us. For the three months ended March 31, 2016 we incurred $4 million of base property management and other fees to Island.
NSAM purchase of common stock
In 2015, NSAM purchased 2.7 million shares of our common stock in the open market for $50 million.
Recent Sales or Commitments to Sell to NSAM Retail Companies
For the three months ended March 31, 2016, we sold or entered into agreements to sell certain assets to NSAM Retail Companies:

•
In February 2016, we sold substantially all of our 70% interest in PE Investment II to the existing owners of the remaining 30% interest, one a third party which purchased approximately 80% of the interest sold and the other NorthStar Income which purchased the other approximate 20% of the interest sold. NorthStar Income paid $37 million for its respective interest. As part of the transaction, both buyers assumed the deferred purchase price obligation, on a pro rata basis, of the PE Investment II joint venture.

•	In February 2016, we sold a 49% interest in one loan with a total principal amount of $40 million to a third party, at par, with the remaining 51% interest sold to NorthStar Income II, also at par.

•	In February 2016, we sold one CRE security with a carrying value of $13 million to NorthStar Income II.

•
In March 2016, we sold our 60% interest in the Senior Housing Portfolio to NorthStar Healthcare, which owned the remaining 40% interest, for $535 million. NorthStar Healthcare assumed our portion of the $648 million of mortgage borrowing as part of the transaction and we received approximately $150 million of net proceeds.

The board of directors of each NSAM Retail Company, including all of the independent directors, approved each of the respective transactions after considering, among other matters, third-party pricing support.
Recent Developments
Dividends
On May 4, 2016, we declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on May 20, 2016 to stockholders of record as of the close of business on May 16, 2016. On April 27, 2016, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on May 16, 2016 to stockholders of record as of the close of business on May 9, 2016.
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
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of cash (such as transaction costs, cash flow related to N-Star CDO equity interests and community fees) and non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for loan losses, asset impairment, non-recurring bad debt expense and non-cash interest income and expense items). We adjust for transaction costs because these costs are not a meaningful indicator of our recurring operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments or restructuring of investments, which are expenses related to specific transactions. We adjust for the cash flow related to N-Star CDO equity interests which represents the net interest generated from the N-Star CDO equity interests. We also adjusted for community fees received in cash related to our former independent living healthcare portfolio which represents a component of our aggregate net return generated related to such investment. These cash flows are a component of our ongoing return on such investments, and therefore, is adjusted in CAD as it provides investors and management with a meaningful indicator of our recurring operating performance. Furthermore, CAD adjusts N-Star CDO bond discounts to record such investments on an effective yield basis over the expected weighted average life of the investment. N-Star CDO bond discounts relates to repurchased CDO bonds of consolidated CDO financing transactions at a discount to par. These CDO bonds typically have a low interest rate and the majority of the return is generated from repurchasing the CDO bonds at a discount to expected recovery value. Because the return generated through the accretion of the discount is a meaningful contributor to our recurring operating performance, such accretion is adjusted in CAD. The computation for the accretion of the discount under U.S. GAAP and CAD is the same. However, for CDO financing transactions that are consolidated under U.S. GAAP, the CDO bonds are not presented as an investment but rather are eliminated in our consolidated financial statements. In addition, we adjust for distributions and adjustments to joint venture partners, which represent the net return generated from our investments allocated to our non-controlling interests. For our owned hotels, our CAD calculation is equivalent to earnings before interest taxes depreciation and amortization (EBITDA), the hotel industry standard metric, which does not make an adjustment for furniture, fixtures and equipment (FF&E) reserves. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items including depreciation and amortization, straight-line rental income or expense (excluding amortization of rent free periods), amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; cash flow related to N-Star CDO equity interests; accretion of consolidated N-Star CDO bond discounts; non-cash net interest income in consolidated N-Star CDOs; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other, excluding accelerated amortization related to sales of CDO bonds or other investments; provision for loan losses, net; impairment on depreciable property; non-recurring bad debt expense; deferred tax benefit (expense); acquisition gains or losses; distributions and adjustments related to joint venture partners; transaction costs; foreign currency gains (losses); impairment on goodwill and other intangible assets; gains (losses) on sales; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. For example, CAD has been adjusted to exclude non-recurring gain (loss) from deconsolidation of certain N-Star CDOs. These items, if applicable, include any adjustments for unconsolidated ventures.
CAD should not be considered as an alternative to net income (loss) attributable to common stockholders, determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended March 31, 2016 (dollars in thousands):

Net income (loss) attributable to common stockholders	$(145,264)
Non-controlling interests	(3,177)

Adjustments:
Depreciation and amortization items(1)	104,423
N-Star CDO bond discounts(2)	5,203
Non-cash net interest income in consolidated N-Star CDOs	(9,954)
Unrealized (gain) loss from fair value adjustments / Provision for loan losses, net	140,192
Realized (gain) loss on investments(3)	11,198
Distributions / adjustments to joint venture partners	(10,063)
Transaction costs and other(4)	14,526
CAD	$107,084
____________________________________________________________

(1)
Represents an adjustment to exclude depreciation and amortization of $88.5 million (including $0.2 million related to unconsolidated ventures and $0.3 million of cash flow related to community fees), straight-line rental income of $(6.8) million, amortization of above/below market leases of $1.5 million, amortization of deferred financing costs of $14.4 million, amortization of discount on financings and other of $0.5 million and amortization of equity-based compensation of $6.3 million.

(2)
For CAD, realized discounts on N-Star CDO bonds for consolidated CDOs are accreted on an effective yield basis based on expected maturity. For deconsolidated N-Star CDOs, N-Star CDO bond accretion is already included in net income attributable to common stockholders.

(3)
Represents an adjustment to exclude a $16.7 million gain related to the sale of real estate, $(15.2) million non-cash loss related to the sale of CMBS, $(7.5) million non-cash loss related to securities in our consolidated CDOs, $(0.3) million foreign currency loss, $(1.2) million loss related to the sale of manufactured homes, $(1.0) million non-cash loss related to the sale of loans, $(1.2) million loss related to the write-off of deferred financing costs and $(1.4) million of other real estate related losses and includes a $10.0 million net cash gain related to accelerated discount from sales and repayments of securities and loans and a $1.5 million net cash gain related to the sale of REO.

(4)
Represents an adjustment to exclude $3.2 million of transaction costs, $3.3 million of deferred taxes, $5.1 million of impairment losses and include $2.9 million of cash flow related to N-Star CDO equity interests.

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
NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating NOI involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for our property types in our real estate segment the three months ended March 31, 2016 (dollars in thousands):

				Manufactured			Multi-tenant
	Total	Healthcare(5)	Hotel	Housing(6)	Net Lease	Multifamily(6)	Office
Property and other revenues
Rental and escalation income	$191,434	$108,637	$—	$49,232	$17,689	$10,455	$5,421
Hotel related income	193,743	—	193,743	—	—	—	—
Resident fee income	72,777	72,777	—	—	—	—	—
Other revenue(1)	3,064	879	47	1,376	2	605	155
Total property and other revenues	461,018	182,293	193,790	50,608	17,691	11,060	5,576
Real estate properties—operating expenses	238,410	78,346	130,489	19,394	3,118	4,800	2,263
Adjustments:
Interest income(2)	2,584	1,332	—	1,244	—	—	8
Equity in earnings(3)	263	—	—	—	11	252	—
Amortization and other items(4)	(4,085)	(3,731)	(10)	—	(404)	354	(294)
NOI	$221,370	$101,548	$63,291	$32,458	$14,180	$6,866	$3,027
___________________________________________________________

(1)	Certain other revenue earned is not included as part of NOI, including collateral management fees for administrative services in our N-Star CDOs, that are not part of our real estate segment.

(2)	Primarily represents interest income earned from notes receivable on manufactured homes and loans in the Griffin-American Portfolio.

(3)	Includes an adjustment related to our interest in an unconsolidated joint venture in a net lease and multifamily property.

(4)	Primarily includes amortization of straight-line rental income, amortization of above/below market leases and non-recurring bad debt.

(5)	In March 2016, we sold our 60% interest in a Senior Housing Portfolio. First quarter 2016 NOI includes approximately two months of operations.

(6)	During 2016, we entered into agreements to sell certain of our real estate portfolios, including ten multifamily properties and our manufactured housing portfolio.

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
As of March 31, 2016, a hypothetical 100 basis point increase in one-month LIBOR or the applicable index applied to our floating-rate assets and liabilities (and related derivatives) would result in a decrease in net income of approximately $43 million annually, of which $30 million of the change is attributable to floating rate financing of hotel and healthcare operating real estate and does not reflect the potential increase in cash flow associated with economic growth that may be typical in a rising interest rate environment.
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
We use derivative instruments to manage interest rate exposure. These derivatives are typically in the form of interest rate swap or cap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. For example, in June 2015 we entered into a $2 billion notional 10-year fixed interest rate swap in order to seek to hedge against future refinancing costs of certain of our mortgage borrowings. This swap is currently materially out of the money and we have posted $67 million of margin as of May 5, 2016 for the benefit of our counterparty and may be subject to future margin calls. If an early termination event occurs now with respect to this swap, which could be triggered by a change of control or similar merger transaction, in addition to losing the margin we have posted we would currently be required to pay approximately $160 million to our counterparty. As of March 31, 2016, our counterparties do not hold any cash margin as collateral against our remaining derivative contracts. As of March 31, 2016, none of our derivatives qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. As of March 31, 2016, a hypothetical 100 basis point increase (decrease) in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain (loss) of approximately $172 million.
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
Our CRE debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include taking title to collateral. We describe many of the options available to us in this situation in the “Portfolio Management” section in Part I, Item 1. “Business.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. To the extent the value of the collateral underlying a CRE debt investment exceeds the carrying value of the investment (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our investment. To the extent the carrying value of our CRE debt investment plus all senior debt to our position exceeds the realizable value to our collateral (net of expenses), then we would incur a loss. CMBS investments are generally junior in right of payment of interest and principal to one or more senior classes but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction.

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

PART II
Item 1. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 15. “Commitments and Contingencies” in Part I, Item 1. “Financial Statements” for further disclosure regarding legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides the information with respect to purchases made by us of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 1 - March 31	3,889,700	$12.85	10,360,068	$332,031,738
__________________

(1)
On September 29, 2015, we announced that our board of directors authorized the repurchase of up to $500 million of our outstanding common stock. The authorization expires on September 29, 2016, unless otherwise extended by our board of directors.

Item 5. Other
On May 7, 2016, affiliates of NorthStar Realty Finance Corp. (the “Company”), RHP Western Portfolio Group, LLC, American Home Portfolio Group, LLC, AMC Portfolio Group, LLC and MHC Portfolio IV, LLC (collectively, the “Sellers”), entered into an Interest Sale Agreement (the “MH Agreement”) with BSREP II MH Holdings LLC, a Delaware limited liability company and an affiliate of a real estate fund managed by Brookfield Asset Management Inc. (“Purchaser”), to sell all of the Sellers’ outstanding equity interests (the “MH Interests”) in the Company’s manufactured housing portfolio consisting of approximately 33,010 pads in 135 communities located in 13 states. The aggregate purchase price for all of the MH Interests is approximately $2.04 billion, subject to adjustment under certain circumstances as provided in the MH Agreement. In connection with its execution and delivery of the MH Agreement, Purchaser delivered a deposit of $50 million to the Sellers, which is generally non-refundable except in certain limited circumstances described in the MH Agreement. The Company currently holds approximately 94% of the MH Interests, with the remaining 6% held by other third party partners in the Sellers.
The obligations of the parties to consummate the transactions contemplated by the MH Agreement are subject to the satisfaction, at or prior to closing, of certain customary closing conditions including, but not limited to, the assumption by the Purchaser of approximately $1.27 billion of outstanding mortgage notes encumbering the manufactured housing portfolio, no monetary or material non-monetary defaults shall have occurred and be continuing under any of the assumed loans and title to each of the properties shall be free and clear of all liens, security interests, pledges or similar encumbrances, other than as expressly permitted pursuant to the MH Agreement.
The Company expects the closing of the sale of the MH Interests to occur in the second half of 2016. However, there is no assurance that the transaction will close in the timeframe contemplated or on the terms anticipated, if at all.
The foregoing description of the MH Agreement is qualified in its entirety by reference to a copy of the MH Agreement attached hereto as Exhibit 10.42 to this Quarterly Report on Form 10-Q.
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

Exhibit Number	Description of Exhibit
3.4	Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)
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

Exhibit Number	Description of Exhibit
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

Exhibit Number		Description of Exhibit
10.35
Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, certain subsidiaries of parent guarantor, as guarantors, the various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.36
Second Amendment to Registered Forward Transaction, dated August 31, 2015, by and among the Company, the Forward Seller and the Forward Counterparty (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 1, 2015)

10.37
First Amendment to the Amended and Restated Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of November 1, 2015 (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.38
Separation Agreement, dated as of October 31, 2015, between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp.(incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.39
Contribution Agreement, dated as of October 31, 2015, between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.40
Limited Consent and First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of September 28, 2015, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, and certain subsidiaries of NorthStar Realty Finance Corp., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, with the consent of the requisite lenders, with reference to that certain Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015 (incorporated by reference to Exhibit 10.40 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.41
Second Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of February 23, 2016, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, and certain subsidiaries of NorthStar Realty Finance Corp., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, with the consent of the requisite lenders, with reference to that certain Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015 (incorporated by reference to Exhibit 10.41 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.42	*
Interest Sale Agreement, dated as of May 6, 2016, among RHP Western Portfolio Group, LLC, American Home Portfolio Group, LLC, AMC Portfolio Group, LLC, and MHC Portfolio IV, LLC, and BSREP II MH Holdings LLC, a Delaware limited liability company

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
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 (unaudited) and year ended December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	May 10, 2016	By:	/s/ JONATHAN A. LANGER
Jonathan A. Langer
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer