Form 10-Q
period 2016-06-30
NORTHSTAR REALTY FINANCE CORP.
filed 2016-08-09
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The Company has one class of common stock, $0.01 par value per share, 180,725,689 shares outstanding as of August 4, 2016.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our liquidity and financing needs, the impact of the pending merger with NorthStar Asset Management Group Inc., or NSAM, and Colony Capital, Inc., or Colony, on our business and operations, the effects of our current strategies and investment activities, our ability to manage our portfolio in accordance with the long-term management contract with an affiliate of NSAM, until the merger is completed, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

•
our ability to consummate the merger with NSAM and Colony on the contemplated terms or at all, including whether the merger will have the full or any strategic and financial benefits, efficiencies and synergies we expect and whether such benefits will be delayed or materialize at all;

•	illiquidity of properties in our portfolio;

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

•	a change in the ownership, board or management of NSAM;

•	the effectiveness of NSAM’s portfolio management techniques and strategies;

•	the spin-off of NorthStar Realty Europe Corp. may not have the full or any strategic and financial benefits that we expect;

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

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	the financial weakness of tenants/operators/managers or borrowers, including defaults or bankruptcy;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	our ability to satisfy and manage our capital requirements;

•	the impact if we continue to repurchase shares of our common stock and the terms of those repurchases, if any;

•	our ability to obtain mortgage financing on our real estate portfolio on favorable terms or at all;

•	the impact of fluctuations in interest rates;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	June 30, 2016 (Unaudited)	December 31, 2015

Assets
Cash and cash equivalents	$540,974	$224,101
Restricted cash	190,321	299,288
Operating real estate, net	8,238,870	8,702,259
Real estate debt investments, net (refer to Note 4)	360,964	501,474
Real estate debt investments, held for sale (refer to Note 4)	—	224,677
Investments in private equity funds, at fair value (refer to Note 5)	838,863	1,101,650
Investments in unconsolidated ventures (refer to Note 6)	155,199	155,737
Real estate securities, available for sale (refer to Note 7)	545,463	702,110
Receivables, net of allowance of $4,385 and $4,318 as of June 30, 2016 and December 31, 2015, respectively	62,790	66,197
Receivables, related parties	1,455	2,850
Intangible assets, net	423,409	527,277
Assets of properties held for sale (refer to Note 3)	2,270,190	2,742,635
Other assets	278,852	154,146
Total assets(1)	$13,907,350	$15,404,401
Liabilities
Mortgage and other notes payable	$6,927,095	$7,164,576
Credit facilities and term borrowings	419,259	654,060
CDO bonds payable, at fair value	277,657	307,601
Exchangeable senior notes	28,280	29,038
Junior subordinated notes, at fair value	184,259	183,893
Accounts payable and accrued expenses	141,831	170,120
Due to related party (refer to Note 9)	47,167	50,903
Derivative liabilities, at fair value	289,160	103,293
Intangible liabilities, net	136,906	149,642
Liabilities of properties held for sale (refer to Note 3)	1,740,594	2,209,689
Other liabilities	129,080	165,856
Total liabilities(1)	10,321,288	11,188,671
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $986,640 aggregate liquidation preference as of June 30, 2016 and December 31, 2015	939,118	939,118
Common stock, $0.01 par value, 500,000,000 shares authorized, 180,577,119 and 183,239,708 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,806	1,832
Additional paid-in capital	5,109,953	5,149,349
Retained earnings (accumulated deficit)	(2,718,349)	(2,309,564)
Accumulated other comprehensive income (loss)	(48,405)	18,485
Total NorthStar Realty Finance Corp. stockholders’ equity	3,284,123	3,799,220
Non-controlling interests	301,939	416,510
Total equity	3,586,062	4,215,730
Total liabilities and equity	$13,907,350	$15,404,401
_______________________

(1)
Represents the consolidated assets and liabilities of NorthStar Realty Finance Limited Partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99%. As of June 30, 2016, the assets and liabilities of the Operating Partnership include $10.4 billion and $7.7 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 16 for further disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016(1)	2015(1)	2016(1)	2015(1)
Property and other revenues
Rental and escalation income	$170,758	$179,982	$362,192	$345,024
Hotel related income	221,962	206,130	415,705	374,857
Resident fee income	73,428	65,833	146,205	129,206
Other revenue	4,269	3,736	9,709	7,219
Total property and other revenues	470,417	455,681	933,811	856,306
Net interest income
Interest income (refer to Note 9)	37,515	59,509	80,448	125,146
Interest expense on debt and securities	1,535	1,979	3,695	3,956
Net interest income on debt and securities	35,980	57,530	76,753	121,190
Expenses
Management fee, related party (refer to Note 9)	46,656	51,744	93,184	99,975
Interest expense—mortgage and corporate borrowings	117,945	120,175	242,447	233,184
Real estate properties—operating expenses	233,532	222,824	471,942	422,708
Other expenses	7,445	7,890	14,461	13,619
Transaction costs	8,776	16,550	11,991	22,136
Impairment losses	—	—	5,073	—
Provision for (reversal of) loan losses, net	(1,160)	284	6,082	767
General and administrative expenses
Compensation expense(2)	7,483	9,384	15,767	23,341
Other general and administrative expenses	4,139	4,864	9,123	8,110
Total general and administrative expenses	11,622	14,248	24,890	31,451
Depreciation and amortization	87,558	112,376	175,561	221,359
Total expenses	512,374	546,091	1,045,631	1,045,199
Other income (loss)
Unrealized gain (loss) on investments and other	(106,923)	(14,708)	(242,404)	(45,282)
Realized gain (loss) on investments and other	(13,084)	(607)	(12,707)	12,395
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(125,984)	(48,195)	(290,178)	(100,590)
Equity in earnings (losses) of unconsolidated ventures	31,129	57,736	75,784	111,379
Income tax benefit (expense)	(919)	(10,088)	(8,762)	(11,752)
Income (loss) from continuing operations	(95,774)	(547)	(223,156)	(963)
Income (loss) from discontinued operations (refer to Note 3)	—	(83,795)	—	(97,655)
Net income (loss)	(95,774)	(84,342)	(223,156)	(98,618)
Net (income) loss attributable to non-controlling interests	1,277	7,900	4,454	11,633
Preferred stock dividends	(21,060)	(21,060)	(42,119)	(42,119)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(115,557)	$(97,502)	$(260,821)	$(129,104)
Earnings (loss) per share:(3)
Income (loss) per share from continuing operations	$(0.64)	$(0.08)	$(1.44)	$(0.19)
Income (loss) per share from discontinued operations	—	(0.47)	—	(0.59)
Basic	$(0.64)	$(0.55)	$(1.44)	$(0.78)
Diluted	$(0.64)	$(0.55)	$(1.44)	$(0.78)
Weighted average number of shares:(3)
Basic	179,722,415	176,492,950	181,264,279	165,441,986
Diluted	181,582,239	177,588,566	183,127,305	166,522,411
Dividends per share of common stock(3)	$0.40	$0.80	$0.80	$1.60
____________________

(1)
The consolidated financial statements for the three and six months ended June 30, 2016 represent the Company’s results of operations following the NRE Spin-off on October 31, 2015. The three and six months ended June 30, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations.

(2)
The three months ended June 30, 2016 and 2015 includes $5.6 million and $7.7 million of equity-based compensation expense, respectively. The six months ended June 30, 2016 and 2015 includes $11.9 million and $18.5 million of equity-based compensation expense, respectively. Refer to Note 10 for further disclosure.

(3)	The three and six months ended June 30, 2015 is adjusted for the one-for-two reverse stock split completed on November 1, 2015. Refer to Note 11. “Stockholders’ Equity” for additional disclosure.
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(95,774)	$(84,342)	$(223,156)	$(98,618)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale, net	(31,846)	(2,321)	(64,978)	(20,867)
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	223	223	446	488
Foreign currency translation adjustment, net	(2,383)	(113)	(3,563)	(2,469)
Total other comprehensive income (loss)	(34,006)	(2,211)	(68,095)	(22,848)
Comprehensive income (loss)	(129,780)	(86,553)	(291,251)	(121,466)
Comprehensive (income) loss attributable to non-controlling interests	1,972	8,121	5,659	12,185
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(127,808)	$(78,432)	$(285,592)	$(109,281)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	39,466	$939,118	150,842	$1,508	$4,828,928	$(1,422,399)	$49,540	$4,396,695	$316,961	$4,713,656
Net proceeds from offering of common stock	—	—	38,000	380	1,325,860	—	—	1,326,240	—	1,326,240
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	126,484	126,484
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(36,661)	(36,661)
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 12)	—	—	—	—	(14,548)	—	—	(14,548)	14,548	—
Dividend reinvestment plan	—	—	7	—	194	—	—	194	—	194
Amortization of equity-based compensation	—	—	—	—	13,757	—	—	13,757	11,935	25,692
Conversion of exchangeable senior notes	—	—	829	8	13,582	—	—	13,590	—	13,590
Other comprehensive income (loss)	—	—	—	—	—	—	(16,713)	(16,713)	(529)	(17,242)
Conversion of Deferred LTIP Units to LTIP Units	—	—	—	—	(18,730)	—	—	(18,730)	18,730	—
Retirement of shares of common stock	—	—	(6,470)	(64)	(117,983)	—	—	(118,047)	—	(118,047)
Issuance of restricted stock, net of tax withholding	—	—	32	—	(3,602)	—	—	(3,602)	—	(3,602)
Spin-off of NorthStar Europe (refer to Note 3)	—	—	—	—	(878,109)	—	(14,342)	(892,451)	(7,450)	(899,901)
Dividends on common stock and equity-based awards (refer to Note 10)	—	—	—	—	—	(559,668)	—	(559,668)	(3,500)	(563,168)
Dividends on preferred stock	—	—	—	—	—	(84,238)	—	(84,238)	—	(84,238)
Net income (loss)	—	—	—	—	—	(243,259)	—	(243,259)	(24,008)	(267,267)
Balance as of December 31, 2015	39,466	$939,118	183,240	$1,832	$5,149,349	$(2,309,564)	$18,485	$3,799,220	$416,510	$4,215,730
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	1,126	1,126
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(19,711)	(19,711)
Non-controlling interest – sale of subsidiary	—	—	—	—	—	—	—	—	(88,604)	(88,604)
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 12)	—	—	—	—	3,880	—	—	3,880	(3,880)	—
Dividend reinvestment plan	—	—	8	—	98	—	—	98	—	98
Amortization of equity-based compensation	—	—	—	—	7,789	—	—	7,789	3,433	11,222
Conversion of exchangeable senior notes	—	—	73	1	839	—	—	840	—	840
Other comprehensive income (loss)	—	—	—	—	—	—	(66,890)	(66,890)	(1,205)	(68,095)
Retirement of shares of common stock	—	—	(3,890)	(39)	(49,994)	—	—	(50,033)	—	(50,033)
Issuance of restricted stock, net of tax withholding	—	—	1,146	12	(2,008)	—	—	(1,996)	—	(1,996)
Dividends on common stock and equity-based awards (refer to Note 10)	—	—	—	—	—	(147,964)	—	(147,964)	(1,276)	(149,240)
Dividends on preferred stock	—	—	—	—	—	(42,119)	—	(42,119)	—	(42,119)
Net income (loss)	—	—	—	—	—	(218,702)	—	(218,702)	(4,454)	(223,156)
Balance as of June 30, 2016 (unaudited)	39,466	$939,118	180,577	$1,806	$5,109,953	$(2,718,349)	$(48,405)	$3,284,123	$301,939	$3,586,062

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(223,156)	$(98,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(61,214)	(100,581)
Equity in (earnings) losses of unconsolidated ventures	(14,570)	(10,798)
Depreciation and amortization	175,561	237,534
Amortization of premium/accretion of discount on investments	(28,320)	(30,197)
Interest accretion on investments	(552)	(8,860)
Amortization of deferred financing costs	28,445	27,476
Amortization of equity-based compensation	11,222	17,484
Unrealized (gain) loss on investments and other	237,438	48,410
Realized (gain) loss on investments and other	12,707	(12,203)
Impairment losses	5,073	—
Distributions from PE Investments (refer to Note 5)	56,577	100,581
Distributions from unconsolidated ventures	4,183	2,088
Distributions from equity investments	6,955	12,869
Amortization of capitalized above/below market leases	3,663	5,861
Straight line rental income, net	(14,145)	(17,131)
Deferred income taxes, net	2,009	(10,130)
Provision for (reversal of) loan losses, net	6,082	767
Allowance for uncollectible accounts	2,352	1,042
Other	—	817
Changes in assets and liabilities:
Restricted cash	(5,884)	(22,109)
Receivables	(3,253)	9,445
Receivables, related parties	1,395	(3,889)
Other assets	(12,539)	3,553
Accounts payable and accrued expenses	(26,741)	(15,551)
Due to related party	(3,736)	5,258
Other liabilities	(1,245)	22,025
Net cash provided by (used in) operating activities	158,307	165,143
Cash flows from investing activities:
Acquisition of operating real estate	—	(2,776,674)
Acquisition of manufactured homes, held for sale	(6,512)	(2,441)
Improvements of real estate	(81,430)	(49,346)
Improvements of real estate, held for sale	(6,740)	(2,775)
Proceeds from sale of real estate	189,863	17,031
Origination of or fundings for real estate debt investments	(17,343)	(24,506)
Proceeds from sale of real estate debt investments	312,585	—
Repayment of real estate debt investments	57,551	298,639
Investment in PE Investments (refer to Note 5)	(2,549)	(500,068)
Distributions from PE Investments (refer to Note 5)	76,392	219,608
Proceeds from sale of PE Investment (refer to Note 5)	184,076	—
Investment in unconsolidated ventures	(3,237)	(1,809)
Distributions from unconsolidated ventures	3,462	9,221
Acquisition of real estate securities, available for sale	(1,150)	(11,571)
Proceeds from the sale of real estate securities, available for sale	53,886	80,746
Repayment of real estate securities, available for sale	27,226	12,498
Change in restricted cash	64,491	12,254
Payment of leasing costs	(2,079)	(893)
Investment deposits and pending deal costs	(461)	(34,760)
Other assets	(1,822)	(6,497)
Net cash provided by (used in) investing activities	846,209	(2,761,343)
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Borrowings from mortgage and other notes payable	$72,586	$1,788,812
Repayment of mortgage and other notes payable	(84,318)	(32,707)
Repayment of CDO bonds	(28,958)	(22,172)
Repayment of securitization bonds payable	—	(41,831)
Borrowings from credit facilities	—	495,000
Repayment of credit facilities	(237,053)	(376,877)
Payment of financing costs	(2,117)	(94,591)
Purchase of derivative instruments	—	(7,896)
Payment of cash collateral on derivatives	(147,366)	—
Change in restricted cash	6,750	(9,261)
Net proceeds from common stock offering	—	1,086,332
Repurchase of common stock	(52,034)	—
Proceeds from dividend reinvestment plan	98	85
Dividends	(190,898)	(311,773)
Repurchase of shares related to equity-based awards and tax withholding	(5,637)	—
Contributions from non-controlling interests	1,126	116,225
Distributions to non-controlling interests	(19,711)	(19,842)
Net cash provided by (used in) financing activities	(687,532)	2,569,504
Effect of foreign currency translation on cash and cash equivalents	(111)	4,796
Net increase (decrease) in cash and cash equivalents	316,873	(21,900)
Cash and cash equivalents—beginning of period	224,101	296,964
Cash and cash equivalents—end of period	$540,974	$275,064

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
Merger Agreement with NSAM and Colony Capital, Inc.
In June 2016, the Company announced that it entered into a merger agreement with NSAM and Colony Capital, Inc. (“Colony”) under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform (the “Mergers”). The transaction has been unanimously approved by the special committees and board of directors of NSAM and the Company and the board of directors of Colony.
Under the terms of the merger agreement, NSAM will redomesticate to Maryland and elect to be treated as a REIT beginning in 2017 and the Company and Colony, through a series of transactions, will merge with and into the redomesticated NSAM, which will be renamed Colony NorthStar, Inc. The Company’s common stockholders will receive 1.0996 shares of Colony NorthStar’s common stock for each share of common stock they own. Holders of preferred stock will receive shares of preferred stock of Colony NorthStar that are substantially similar to the preferred stock held prior to the closing of the transaction. Upon completion of the transaction, NSAM stockholders will own approximately 32.85%, Colony stockholders will own approximately 33.25% and the Company’s stockholders will own approximately 33.90% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers.
The transaction is expected to close in January 2017, subject to, among other things, regulatory approvals and the receipt of the Company’s, Colony’s and NSAM’s respective stockholder approvals.
Sales Initiatives
The Company continues to execute a series of sales initiatives including: (i) sales of all or portions of certain real estate assets; (ii) sales of all or a portion of the Company’s limited partnership interests in real estate private equity funds (“PE Investments”); and (iii) sales and/or accelerated repayments of the Company’s CRE debt and securities investments.

2.	Summary of Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the United States Securities and Exchange Commission (the “SEC”).
The three and six months ended June 30, 2016 represent the Company’s results of operations following the spin-off of its European real estate business (the “NRE Spin-off”) into a separate publicly-traded REIT, NorthStar Realty Europe Corp. (“NorthStar Europe”). The three and six months ended June 30, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations. As a result, the three and six months ended June 30, 2016 may not be comparable to the prior periods presented. Expenses also included an allocation of indirect expenses of the Company to NorthStar Europe,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

including salaries and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had the European real estate business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of the Company’s operations.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments (directly or indirectly in joint ventures) that own PE Investments and certain investments in unconsolidated ventures (refer to Note 6). The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A non-controlling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to non-controlling interests. An allocation to a non-controlling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described in such governing documents.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the components of accumulated OCI for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

Three months ended June 30, 2016	Unrealized Gain (Loss) on Available for Sale Securities	Interest Rate Swap Gain (Loss)	Foreign Currency Translation	Total
Balance as of March 31, 2016 (Unaudited)	$(11,785)	$(546)	$(2,763)	$(15,094)
Unrealized gain (loss) on real estate securities, available for sale	(31,846)	—	—	(31,846)
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	223	—	223
Foreign currency translation adjustment	—	—	(2,383)	(2,383)
Non-controlling interests	328	(3)	370	695
Balance as of June 30, 2016 (Unaudited)	$(43,303)	$(326)	$(4,776)	$(48,405)

Six months ended June 30, 2016
Balance as of December 31, 2015	$21,016	$(767)	$(1,764)	$18,485
Unrealized gain (loss) on real estate securities, available for sale	(65,570)	—	—	(65,570)
Unrealized (gain) loss on real estate securities, available for sale recorded to realized gain (loss) on investments and other	592	—	—	592
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	446	—	446
Foreign currency translation adjustment	—	—	(3,563)	(3,563)
Non-controlling interests	659	(5)	551	1,205
Balance as of June 30, 2016 (Unaudited)	$(43,303)	$(326)	$(4,776)	$(48,405)

Three months ended June 30, 2015	Unrealized Gain (Loss) on Available for Sale Securities	Interest Rate Swap Gain (Loss)	Foreign Currency Translation	Total
Balance as of March 31, 2015 (Unaudited)	$37,526	$(1,429)	$(6,863)	$29,234
Unrealized gain (loss) on real estate securities, available for sale	(134)	—	—	(134)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(2,187)	—	—	(2,187)
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	223	—	223
Foreign currency translation adjustment	—	—	(113)	(113)
Non-controlling interests	23	(2)	200	221
Balance as of June 30, 2015 (Unaudited)	$35,228	$(1,208)	$(6,776)	$27,244

Six months ended June 30, 2015
Balance as of December 31, 2014	$56,072	$(1,694)	$(4,838)	$49,540
Unrealized gain (loss) on real estate securities, available for sale	(7,257)	—	—	(7,257)
Unrealized (gain) loss on real estate securities, available for sale recorded to realized gain (loss) on investments and other	(13,610)	—	—	(13,610)
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	488	—	488
Foreign currency translation adjustment	—	—	(2,469)	(2,469)
Non-controlling interests	23	(2)	531	552
Balance as of June 30, 2015 (Unaudited)	$35,228	$(1,208)	$(6,776)	$27,244

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate and CRE debt investments. The following table presents a summary of restricted cash as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015

Capital expenditures reserves(1)	$118,675	$196,421
Operating real estate escrow reserves(2)	59,310	82,690
CRE debt escrow deposits	1,195	8,815
Cash in N-Star CDOs(3)	11,141	11,362
Total	$190,321	$299,288
__________________________________________________

(1)	Primarily represents capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to operating real estate.

(2)	Primarily represents insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to operating real estate.

(3)	Represents proceeds from repayments and/or sales pending distribution in consolidated N-Star CDOs.
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
The Company may syndicate a portion of the CRE debt investments that it originates or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, the Company will derecognize the CRE debt investment sold and recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt investment sold.
Any related unamortized deferred origination fee, original issue discount, loan origination costs, discount or premium at the time of sale are recognized as an adjustment to the gain (loss) on sale, which is included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of interest income.
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations. For the six months ended June 30, 2016, there were no triggering events that required a test of impairment of goodwill.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary
The following table presents identified intangibles as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)			December 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets:
In-place leases	$226,515	$(73,217)	$153,298	$289,124	$(82,089)	$207,035
Above-market leases	223,782	(37,219)	186,563	268,426	(35,940)	232,486
Goodwill(1)	45,655	NA	45,655	48,635	NA	48,635
Other	40,769	(2,876)	37,893	41,149	(2,028)	39,121
Total	$536,721	$(113,312)	$423,409	$647,334	$(120,057)	$527,277

Intangible liabilities:
Below-market leases	$169,534	$(34,780)	$134,754	$177,931	$(30,462)	$147,469
Other(2)	2,236	(84)	2,152	2,236	(63)	2,173
Total	$171,770	$(34,864)	$136,906	$180,167	$(30,525)	$149,642
_______________________

(1)
Represents goodwill associated with two acquisitions of healthcare portfolios that operate through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures. For the year ended December 31, 2015, the Company recorded an estimated goodwill impairment of $25.5 million related to a healthcare portfolio acquired in 2014, which was finalized during the three months ended March 31, 2016. The change in goodwill for the six months ended June 30, 2016 relates to foreign currency translation associated with a healthcare portfolio in the United Kingdom.

(2)	Represents the value associated with a ground lease related to a hotel property.
Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015

Other assets:
Cash collateral held by derivative counterparty (refer to Note 14)	$147,366	$—
Unbilled rent receivable, net of allowance of $116 as of June 30, 2016 and December 31, 2015	51,599	46,262
Investment-related reserves	24,047	47,380
Prepaid expenses	21,399	22,573
Deferred tax assets, net	15,450	24,435
Deferred costs	10,019	9,461
Investment deposits and pending deal costs	6,704	568
Derivative assets (refer to Note 14)	24	116
Other	2,244	3,351
Total	$278,852	$154,146

	June 30, 2016 (Unaudited)	December 31, 2015

Other liabilities:
Deferred tax liabilities	$46,696	$50,341
PE Investment XIV deferred purchase price (refer to Note 5)(1)	45,497	44,212
Prepaid rent and unearned revenue	18,396	24,697
Tenant security deposits	11,713	30,327
Escrow deposits payable	5,316	11,753
Other	1,462	4,526
Total	$129,080	$165,856
_______________________

(1)	Includes $39.2 million of deferred purchase price that is expected to be assumed as part of a sale of a portfolio of PE Investments. Refer to Note 5 for further disclosure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable in other assets on the consolidated balance sheets. The Company amortizes any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
An allowance for a doubtful account for a receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of such tenant/operator/resident/guest to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future lessee credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.

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
The Company may invest through a taxable REIT subsidiary (“TRS”) which can be subject to U.S. federal, state and local income taxes and foreign taxes. In general, a TRS of the Company may perform non-customary services for tenants, hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related business. The Company has established several TRSs in jurisdictions for which no taxes are assessed on corporate earnings. The Company generally must include in earnings the income from these TRSs even if it has received no cash distributions. Additionally, the Company has invested in certain real estate assets in Europe, for which local country level taxes will be due on earnings (or other measure) and in some cases withholding taxes for the repatriation of earnings back to the REIT. The REIT will not generally be subject to any additional U.S. taxes on the repatriation of its earnings.
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
In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance in the first quarter 2016 and determined the Company’s Operating Partnership is considered a VIE. The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. As such, this standard resulted in the identification of additional VIEs, however it did not have a material impact on the Company’s consolidated financial position or results of operations. Refer to Note 16 for further disclosure.
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
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.

3.	Operating Real Estate
The following table presents operating real estate, net as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016 (Unaudited)	December 31, 2015

Land and improvements	$1,102,548	$1,195,915
Buildings and improvements	6,465,486	6,728,957
Building leasehold interests and improvements	723,185	723,573
Furniture, fixtures and equipment	369,374	346,628
Tenant improvements	157,663	165,539
Construction in progress	72,644	57,663
Subtotal	8,890,900	9,218,275
Less: Accumulated depreciation	(647,127)	(511,113)
Less: Allowance for operating real estate impairment	(4,903)	(4,903)
Operating real estate, net	$8,238,870	$8,702,259

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of June 30, 2016 (dollars in thousands):

		Assets				Liabilities
Description	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other Assets	Total(1)	Mortgage and Other Notes Payable, Net	Intangible Liabilities, Net	Other Liabilities	Total	WA Ownership Interest
Manufactured housing communities(2)	135	$1,438,040	$23,983	$123,578	$1,585,601	$1,258,775	$—	$23,308	$1,282,083	94%
Multifamily(3)	7	199,182	—	—	199,182	161,412	—	—	161,412	90%
Industrial portfolio(4)	39	326,165	60,340	25,963	412,468	223,582	3,630	14,382	241,594	40%
Other	5	70,400	2,539	—	72,939	41,226	14,279	—	55,505	NA
Total	186	$2,033,787	$86,862	$149,541	$2,270,190	$1,684,995	$17,909	$37,690	$1,740,594
______________________________________

(1)	Represents operating real estate and intangible assets, net of depreciation and amortization of $227.5 million.

(2)
In May 2016, the Company entered into an agreement to sell its manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $614.8 million of net proceeds, including a $50.0 million deposit made by the buyer. The Company expects the transaction to close in the first quarter 2017.

(3)
The Company entered into agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. In June 2016, the Company sold four multifamily properties for $33 million of net proceeds and expects to sell the remaining six properties in the third quarter 2016 for $53 million of net proceeds. In connection with the sales in the second quarter 2016, the Company recorded a $16.9 million realized gain in the Company’s consolidated statements of operations. The Company continues to explore the sale of the remaining two properties, including one multifamily property accounted for as an investment in unconsolidated venture (refer to Note 6).

(4)
The Company is in the process of redeeming its interests in a net lease industrial real estate portfolio (“Industrial Portfolio”) for $169 million of net proceeds. The Company expects the transaction to close in the third quarter 2016; however, there is no assurance the Company will enter into a definitive agreement for the transaction on the contemplated terms, if at all.

In March 2016, the Company sold its 60% interest in the $898.7 million independent living facility portfolio (“Senior Housing Portfolio”) for $534.5 million. The Company received $149.4 million of proceeds, net of sales costs. In connection with the sale, the Company recorded a $16.7 million realized gain in the Company’s consolidated statements of operations. Refer to Note 9. Related Party Arrangements for further disclosure.
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
For the three months ended June 30, 2015, the Company recorded a $83.8 million net loss included in discontinued operations in the Company’s consolidated statements of operations associated with NorthStar Europe which represented a carve-out of revenues of $32.2 million and expenses of $116.0 million, primarily related to transaction costs. For the six months ended June 30, 2015, the Company recorded a $97.7 million net loss included in discontinued operations in the Company’s consolidated statements of operations associated with NorthStar Europe which represented a carve-out of revenues of $33.9 million and expenses of $131.6 million, primarily related to transaction costs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Real Estate Debt Investments
The following table presents CRE debt investments as of June 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount(3)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Yield(5)
Asset Type:
First mortgage loans(1)	6	$147,000	$119,893	35.4%	6.98%	8.61%	4.60%	43.3%
Mezzanine loans	6	22,480	18,653	5.4%	9.08%	2.72%	7.09%	49.8%
Subordinate interests	4	170,651	169,476	41.1%	12.67%	5.69%	8.63%	58.6%
Corporate loans	4	35,555	31,070	8.6%	12.92%	—%	14.79%	—%
Subtotal/Weighted average(2)(6)	20	375,686	339,092	90.5%	12.40%	9.73%	7.69%	46.6%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	9,320	6.5%	—%	1.27%	3.66%	100.0%
Mezzanine loans	1	11,000	10,833	2.6%	8.00%	—%	8.12%	—%
Corporate loans	6	1,719	1,719	0.4%	6.74%	—%	6.74%	—%
Subtotal/Weighted average	9	39,676	21,872	9.5%	7.83%	1.27%	6.11%	67.9%
Total	29	$415,362	$360,964	100.0%	11.95%	8.60%	7.59%	48.6%
____________________________________________________________

(1)
Includes three loans that pursuant to certain terms and conditions which may or may not be satisfied, where the Company has an option to purchase the properties securing these loans. One of these three loans is a Sterling denominated loan of £66.7 million, of which £23.2 million is available to be funded as of June 30, 2016. This loan has various maturity dates depending upon the timing of advances; however, will be no later than March 2022.

(2)	Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $7.8 million.

(3)	Based on principal amount.

(4)	$63.7 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.95%.

(5)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of June 30, 2016 and for CRE debt with a LIBOR floor greater than LIBOR, using such floor.

(6)	All CRE debt investments are unleveraged.
In 2016, the Company sold or received repayment for 13 CRE debt investments and a REO with a total principal amount of $383.0 million and used $72.1 million of proceeds to pay down the Company’s loan facility in full, resulting in $307.5 million of net proceeds.
The following table presents CRE debt investments as of December 31, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount(3)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Yield(5)
Asset Type:
First mortgage loans(1)	11	$286,628	$260,237	51.6%	7.09%	4.95%	3.80%	55.8%
Mezzanine loans	6	22,361	18,630	4.0%	9.04%	4.00%	7.10%	39.9%
Subordinate interests	4	171,044	169,781	30.8%	13.04%	5.65%	8.72%	59.0%
Corporate loans	4	35,215	30,681	6.3%	12.93%	—%	14.84%	—%
Subtotal/Weighted average(2)	25	515,248	479,329	92.7%	10.51%	5.26%	6.38%	52.5%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	9,321	4.9%	—%	1.27%	3.78%	100.0%
Mezzanine loans	1	11,000	10,675	2.0%	8.00%	—%	8.24%	—%
Corporate loans	6	2,149	2,149	0.4%	6.74%	—%	6.74%	—%
Subtotal/Weighted average	9	40,106	22,145	7.3%	7.79%	1.27%	6.22%	67.2%
Total	34	$555,354	$501,474	100.0%	10.33%	4.79%	6.37%	53.5%

Real estate debt, held for sale(6)	7	$225,037	$224,677	NA	13.65%	7.41%	10.89%	52.5%
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

(2)	Certain CRE debt investments serve as collateral for financing transactions including carrying value of $38.6 million for the Company’s loan facility. The remainder is unleveraged.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)	Based on principal amount.

(4)
$63.9 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.95%. Includes one first mortgage loan with a principal amount of $5.8 million with a spread over the prime rate.

(5)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2015 and for CRE debt with a LIBOR floor, using such floor.

(6)	In the first quarter 2016, the Company sold these seven loans and used $46.9 million of proceeds to pay down the Company’s loan facility, resulting in net proceeds of $178.2 million.
The following table presents maturities of CRE debt investments based on principal amount as of June 30, 2016 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
July 1 to December 31, 2016	$100,721	$95,165
Years ending December 31:
2017	188	188
2018	1,531	1,531
2019	—	—
2020	—	—
Thereafter	268,218	273,774
Total(2)	$370,658	$370,658
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.

(2)	Excludes three non-performing loans (“NPLs”) with an aggregate principal amount of $44.7 million as of June 30, 2016 due to maturity defaults.
As of June 30, 2016, the weighted average maturity, including extensions, of CRE debt investments was 6.1 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value primarily due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of June 30, 2016, the Company had $39.5 million of net unamortized discount and $1.3 million of net unamortized origination fees and costs.
Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016		2015
Beginning balance	$12,098	$5,799	$7,839		$5,599
Provision for (reversal of) loan losses, net(1)	(1,258)	—	3,001	(2)	200
Ending balance	$10,840	$5,799	$10,840		$5,799
____________________________________________________________

(1)
Excludes $0.1 million and $0.2 million provision for loan losses for the three and six months ended June 30, 2016, respectively, relating to manufactured housing notes receivables recorded in assets of properties held for sale as of June 30, 2016 and $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively, recorded in other assets as of June 30, 2015.

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
The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

	June 30, 2016	December 31, 2015
Credit Quality Indicator:
Loans with no loan loss reserve:
First mortgage loans	$85,334	$168,978
Mezzanine loans	29,486	29,305
Subordinate interests	169,476	169,781
Corporate loans	32,789	32,830
Subtotal	317,085	400,894
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans(1)	3,637	4,137
Mezzanine loans(2)	—	—
Subtotal	3,637	4,137
Non-performing loans	40,242	96,443
Total	$360,964	$501,474
____________________________________________________________

(1)	Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $3.0 million and $3.1 million as of June 30, 2016 and December 31, 2015, respectively.

(2)
Includes one mezzanine loan with a 100% loan loss reserve with a principal amount of $3.8 million as of June 30, 2016 and December 31, 2015. Such loan is not considered a NPL as debt service is currently being received.

Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016				December 31, 2015
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans(2)	4	$65,977	$43,880	$7,074	5	$119,677	$100,580	$4,073
Mezzanine loans	1	3,766	—	3,766	1	3,766	—	3,766
Total	5	$69,743	$43,880	$10,840	6	$123,443	$100,580	$7,839
____________________________________________________________

(1)
Principal amount differs from carrying value primarily due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $3.0 million and $3.1 million as of June 30, 2016 and December 31, 2015, respectively.

(2)	Includes one loan with a carrying value of $35.6 million for which the Company entered into a discounted payoff in the second quarter 2016. Such loan is considered a TDR as of June 30, 2016.
The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to them being deemed impaired for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	June 30, 2016			June 30, 2015
	Number	Average Carrying Value	Quarter Ended Income	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	5	$69,441	$200	3	$24,061	$971
Mezzanine loans	1	—	—	1	—	2
Total/weighted average	6	$69,441	$200	4	$24,061	$973

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to them being deemed impaired for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	June 30, 2016			June 30, 2015
	Number	Average Carrying Value	Six Months Ended Income	Number	Average Carrying Value	Six Months Ended Income
Class of Debt:
First mortgage loans	5	$79,820	$2,300	3	$16,274	$2,453
Mezzanine loans	1	—	—	1	—	3
Total/weighted average	6	$79,820	$2,300	4	$16,274	$2,456
As of June 30, 2016, the Company had three loans past due greater than 90 days. As of December 31, 2015, the Company had two loans past due greater than 90 days.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE Investments either through unconsolidated ventures (“PE Investment I” and “PE Investment II”) or consolidated ventures and direct investments (“PE Investment III to XIV,” collectively “Direct PE Investments”) which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments, of which certain are cost method investments and the remainder are equity method investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered variable interest entities, except for PE Investment I and II (refer to Note 16). PE Investment I and II are considered voting interest entities and are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company does not consolidate any of the underlying real estate private equity funds owned in Direct PE Investments as it does not own a majority voting interest in any such funds or is not the primary beneficiary of such funds.
The following tables summarize the Company’s PE Investments as of June 30, 2016 (dollars in millions):

			Carrying Value		Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
PE Investment	Number of Funds		June 30, 2016	December 31, 2015	Income(2)	Distributions	Contributions	Income(2)	Distributions	Contributions
PE Investment I(3)	49		$111.9	$154.0	$6.1	$14.5	$0.6	$12.3	$32.6	$0.6
PE Investment II(4)	24		2.1	186.2	0.1	0.5	0.5	13.7	52.3	42.9
PE Investment III	8		29.5	26.8	2.4	1.4	—	0.5	4.4	0.1
PE Investment IV	1		7.0	7.6	0.2	—	—	0.3	—	—
PE Investment V	3		6.8	7.7	0.2	—	—	0.5	1.5	—
PE Investment VI	14		54.4	62.0	1.3	7.8	—	2.6	1.2	—
PE Investment VII	10		22.4	21.0	0.9	0.2	0.1	1.5	5.5	—
PE Investment IX	6		45.5	44.7	2.0	2.7	0.2	6.1	13.1	0.1
PE Investment X	8		58.8	68.2	3.4	9.4	—	3.5	8.1	—
PE Investment XII	1		2.5	2.6	—	0.1	—	0.2	3.6	0.1
PE Investment XIII	5		175.4	177.7	6.5	11.0	—	3.9	69.5	—
PE Investment XIV(5)	3		2.8	5.6	0.6	3.1	0.2	—	—	—
Subtotal(1)(8)	132		519.1	764.1	23.7	50.7	1.6	45.1	191.8	43.8
PE Investment Sale(6)	41		319.8	337.6	—	—	—	7.3	39.7	2.9
Total	173	(7)	$838.9	$1,101.7	$23.7	$50.7	$1.6	$52.4	$231.5	$46.7
_____________________________________________

(1)
Includes an estimated $6 million of expected future contributions to funds and $6 million of deferred purchase price as of June 30, 2016. The actual amount of future contributions underlying the fund interests that may be called and funded by the Company could vary materially from the Company’s expectations.

(2)	Recorded in equity in earnings in the consolidated statements of operations.

(3)
The Company recorded an unrealized loss of $4.4 million for the three months ended June 30, 2016, which represented an unwind of an unrealized gain of $32.6 million recorded for the year ended December 31, 2014.

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

(5)
PE Investment XIV will pay the remaining deferred purchase price of $6.3 million to the original seller in September 2016 and 2017. Such amount is included in other liabilities on the consolidated balance sheets.

(6)
In August 2016, the Company entered into an agreement to sell a portfolio of PE Investments for a gross sales price of $317.6 million with $44.4 million of deferred purchase price expected to be assumed as part of the transaction. The Company expects to receive $247.0 million of net proceeds in the fourth quarter 2016. For the three months ended June 30, 2016, the Company recorded an unrealized loss of $0.8 million in connection with this agreement. There is no assurance the Company will consummate the transaction on the contemplated terms, if at all. Refer to Note 9. Related Party Arrangements for further disclosure.

(7)	The total number of funds includes 28 funds held across multiple PE Investments.

(8)	As of June 30, 2016, cash flow is expected through June 30, 2024, with a weighted average expected remaining life of 1.3 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
PE Investment	Income(1)	Distributions	Contributions	Income(1)	Distributions	Contributions
PE Investment I(2)	$13.7	$48.3	$0.6	$26.2	$50.3	$1.2
PE Investment II(3)	0.2	0.7	0.5	27.7	73.9	42.9
PE Investment III	4.7	2.0	—	1.2	5.9	0.1
PE Investment IV	0.5	1.1	—	0.6	—	—
PE Investment V	0.5	1.4	—	1.0	1.5	—
PE Investment VI	2.7	10.3	—	5.7	8.2	—
PE Investment VII	1.8	0.5	0.1	3.1	7.3	—
PE Investment IX	5.2	4.6	0.2	9.5	22.5	0.2
PE Investment X	6.8	16.2	—	7.7	20.3	0.2
PE Investment XII	0.1	0.2	—	0.2	3.6	0.1
PE Investment XIII	13.7	16.4	0.4	3.9	69.5	—
PE Investment XIV	0.5	3.1	0.2	—	—	—
Subtotal	50.4	104.8	2.0	86.8	263.0	44.7
PE Investment Sale	10.8	28.7	0.5	13.8	51.6	3.1
Total	$61.2	$133.5	$2.5	$100.6	$314.6	$47.8
____________________________________________________________

(1)	Recorded in equity in earnings in the consolidated statements of operations.

(2)
The Company recorded an unrealized loss of $8.1 million for the six months ended June 30, 2016, which represented an unwind of an unrealized gain of $32.6 million recorded for the year ended December 31, 2014.

(3)	The distributions received for the six months ended June 30, 2016 excludes proceeds of $184.1 million in connection with the sale of substantially all of the Company’s interest in PE Investment II.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

PE Investment II
In June 2013, the Company, NorthStar Income and funds managed by Goldman Sachs Asset Management (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law, to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported net asset value (“NAV”) acquired was $910.0 million as of September 30, 2012. In February 2016, the Company sold substantially all of its interest in PE Investment II to the other Partners for proceeds of $184.1 million. In connection with the sale, the buyers, Goldman Sachs Asset Management and NorthStar Income, each assumed substantially all of the Company’s $243 million portion of the deferred purchase price obligation of the PE Investment II joint venture.

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
The following table summarizes the Company’s investments in unconsolidated ventures as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

		Carrying Value		Equity in Earnings (Losses)
	Ownership	June 30, 2016 (Unaudited)	December 31, 2015	Three Months Ended June 30,		Six Months Ended June 30,
Investment	Interest			2016	2015	2016	2015
RXR Realty(1)	27%	$98.0	$89.3	$6.4	$4.2	$12.5	$7.7
NSAM Retail Companies(2)	Various	14.6	14.0	(0.1)	0.1	0.1	0.2
Office Joint Venture(3)	10%	8.5	8.5	—	—	—	—
LandCap(4)	49%	7.8	7.7	0.1	0.2	0.1	0.6
SteelWave(5)	40%	8.3	6.8	0.9	0.4	1.5	0.8
Aerium(6)	15%	2.8	16.5	—	0.2	—	1.3
CS/Federal(7)	50%	5.6	5.7	(0.1)	0.1	(0.1)	0.1
Multifamily Joint Venture(8)	90%	4.0	3.5	0.2	0.1	0.5	0.1
NorthStar Realty Finance Trusts(9)	N/A	3.7	3.7	—	—	—	—
Other	0.3%	1.9	—	—	—	—	—
Total		$155.2	$155.7	$7.4	$5.3	$14.6	$10.8
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

(2)
Affiliates of NSAM manage: NorthStar Income, NorthStar Healthcare Income Inc. (“NorthStar Healthcare”), NorthStar Real Estate Income II, Inc. (“NorthStar Income II”) and NorthStar Corporate Income Fund (“NorthStar Corporate Fund”). The Company refers to NorthStar Healthcare, NorthStar Income II, NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR New York Metro”), NorthStar Corporate Fund, NorthStar Real Estate Capital Income Fund (“NorthStar Capital Fund”) and together with any new retail company sponsored by NSAM (herein collectively referred to as the “NSAM Retail Companies”).

(3)
In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago.

(4)
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

(5)
In September 2014, the Company entered into an investment with SteelWave, a real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States.

(6)
Aerium is a pan-European real estate investment manager specializing in commercial real estate properties. The Company recorded an unrealized loss on its interest in Aerium of $11.9 million for the six months ended June 30, 2016. The Company’s equity interest in Aerium is structured so that NSAM is entitled to certain fees in connection with Aerium’s asset management business. Refer to Note 9. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.

(7)
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

NSAM Retail Companies
The Company committed to purchase up to $10 million in shares of each of NSAM’s Retail Companies’ common stock during the period from when each offering was declared effective through the end of their respective offering period, in the event that NSAM Retail Companies’ distributions to its stockholders, on a quarterly basis, exceed certain measures of operating performance.
In addition, pursuant to the management agreement with NSAM, the Company committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Retail Company, up to a total of five new companies per year. The following table summarizes the Company’s total shares purchased of each NSAM Retail Company as part of its obligation under the distribution support agreement and the remaining obligations as of June 30, 2016 (dollars in millions):

	Term of	Ownership	Amount	Remaining
NSAM Retail Company	Commitment	Interest	Purchased	Commitment
NorthStar Income	Completed	0.5%	$5.8	$—
NorthStar Healthcare	Completed	0.3%	5.5	—
NorthStar Income II	May 2013 - November 2016	0.5%	4.0	6.0
NorthStar/RXR New York Metro(1)(4)	February 2015 - February 2017	58.1%	1.5	6.0
NorthStar Corporate Fund(2)	February 2016 - February 2018	50.0%	1.0	4.0
NorthStar Capital Fund(3)(4)	May 2016 - May 2018	100.0%	2.0	8.0
Total			$19.8	$24.0
___________________________________________________________

(1)
NorthStar/RXR New York Metro’s registration statement filed with the SEC seeks to offer up to $2 billion in a public offering of multiple classes of common stock. In December 2015, the Company and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount as a result of the purchase of 0.2 million shares of its common stock for an aggregate $2.0 million, of which $1.5 million was invested by the Company. The Company is responsible for 75% of the distribution support commitment to NorthStar/RXR New York Metro, with RXR Realty responsible for the remaining 25%. NSAM began raising capital for NorthStar/RXR New York Metro in the second quarter 2016.

(2)
NorthStar Corporate Fund’s registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In January 2016, the Company and an affiliate of Och-Ziff Capital Management Group (“OZ Corporate Investors”) invested $2.0 million of seed capital into NorthStar Corporate Fund, of which $1.0 million was invested by the Company. The Company is responsible for 50% of the distribution support commitment to NorthStar Corporate Fund, with OZ Corporate Investors responsible for the remaining 50%. In February 2016, NorthStar Corporate Fund was declared effective by the SEC and expects to begin raising capital in 2016.

(3)
NorthStar Capital Fund’s registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In March 2016, the Company invested $2.0 million of seed capital into NorthStar Capital Fund. In May 2016, NorthStar Capital Fund was declared effective by the SEC and expects to begin raising capital in 2016.

(4)	The Company currently consolidates the company based on its majority voting interest in the entity.

7.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of June 30, 2016 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)(8)	24	$371,434	$169,300	$11,719	$(55,047)	$125,972	32.1%	2.36%	25.79%
N-Star CDO equity(5)(8)	4	63,931	63,931	1,038	(29,948)	35,021	5.5%	NA	14.22%
CMBS and other securities(6)	12	63,025	44,588	118	(22,542)	22,164	5.4%	0.65%	1.19%
Subtotal(2)	40	498,390	277,819	12,875	(107,537)	183,157	43.0%	2.11%	19.18%
CRE securities in N-Star CDOs(5)(7)
CMBS	116	507,393	384,611	18,462	(106,748)	296,325	43.8%	3.32%	9.16%
Third-party CDO notes	6	50,589	49,391	—	(43,571)	5,820	4.4%	—%	—%
Agency debentures	8	87,172	32,501	13,246	—	45,747	7.5%	—%	4.57%
Unsecured REIT debt	1	8,000	8,228	599	—	8,827	0.7%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,638)	5,587	0.6%	2.25%	2.25%
Subtotal	133	660,379	481,956	32,307	(151,957)	362,306	57.0%	2.67%	7.75%
Total	173	$1,158,769	$759,775	$45,182	$(259,494)	$545,463	100.0%	2.45%	12.12%
____________________________________________________________

(1)	Excludes $142.0 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation and includes $2.3 million of N-Star CDO bonds owned in N-Star CDO IX.

(2)	All securities are unleveraged.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of June 30, 2016.

(5)	The fair value option was elected for these securities (refer to Note 13).

(6)	The fair value option was elected for $16.4 million carrying value of these securities (refer to Note 13).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(8)	As of June 30, 2016, the weighted average remaining life of the N-Star CDO bonds and N-Star CDO equity is 1.5 years and 2.5 years, respectively.
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
As of June 30, 2016, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit commercial mortgage-backed securities (“CMBS”), meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of June 30, 2016, contractual maturities of CRE securities investments ranged from three months to 37 years, with a weighted average expected maturity of 3.2 years.
The following table presents CRE securities as of December 31, 2015 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	Losses	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	26	$401,848	$194,908	$24,332	$(2,513)	$216,727	31.3%	1.98%	22.01%
N-Star CDO equity(5)	4	71,003	71,003	1,290	(27,388)	44,905	5.5%	NA	12.41%
CMBS and other securities(6)	15	116,681	61,520	15,340	(21,295)	55,565	9.1%	2.15%	5.52%
Subtotal(2)	45	589,532	327,431	40,962	(51,196)	317,197	45.9%	2.01%	16.83%
CRE securities in N-Star CDOs(5)(7)
CMBS	123	538,205	398,343	31,244	(103,076)	326,511	41.9%	3.48%	10.13%
Third-party CDO notes	8	55,509	50,047	—	(43,362)	6,685	4.3%	0.01%	—%
Agency debentures	8	87,172	31,774	6,384	(842)	37,316	6.8%	—	4.57%
Unsecured REIT debt	1	8,000	8,285	691	—	8,976	0.6%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,800)	5,425	0.5%	2.25%	2.32%
Subtotal	142	696,111	495,674	38,319	(149,080)	384,913	54.1%	2.80%	8.56%
Total	187	$1,285,643	$823,105	$79,281	$(200,276)	$702,110	100.0%	2.46%	11.85%
_________________________________________________________

(1)	Excludes $142.9 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2015.

(5)	The fair value option was elected for these securities (refer to Note 13).

(6)	The fair value option was elected for $48.7 million carrying value of these securities (refer to Note 13).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
There were no sales of CRE securities for the three months ended June 30, 2016. For the six months ended June 30, 2016, proceeds from the sale of CRE securities was $53.9 million and resulting in a net realized loss of $5.6 million. The Company recognized a $9.7 million net cash gain related to acceleration of discount in connection with these sales. For the three and six months ended June 30, 2015, proceeds from the sale of CRE securities were $19.8 million and $80.7 million resulting in a net realized gain of $7.3 million and $11.8 million, respectively.
CRE securities investments, not held in N-Star CDOs, include 25 securities for which the fair value option was not elected. As of June 30, 2016, the aggregate carrying value of these securities was $131.8 million, representing $43.2 million of accumulated net unrealized losses included in OCI. As of June 30, 2016, the Company held 18 securities with an aggregate carrying value of $82.2 million with an unrealized loss of $55.0 million, two of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, the Company recorded OTTI of $5.1 million and $12.1 million for the three and six months ended June 30, 2016, respectively, which was recorded in realized gain (loss) on investments and other in the consolidated statements of operations. As of June 30, 2016, the Company does not intend to sell these securities and it is

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Borrowings
The following table presents borrowings as of June 30, 2016 and December 31, 2015 (dollars in thousands):

				June 30, 2016		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Healthcare
East Arlington, TX	Non-recourse	May-17	5.89%	$3,087	$3,083	$3,101	$3,097
SLC Portfolio (5)	Non-recourse	Jan-19	LIBOR + 3.00%	171,902	171,185	176,553	175,674
Formation Portfolio(6)	Non-recourse	May-19(7)/Jan-25/Feb-26	LIBOR + 4.25%(8)/4.54%/4.59%	705,344	698,300	701,819	695,060
Minnesota Portfolio	Non-recourse	Nov-19	LIBOR + 3.50%	37,800	37,258	37,800	37,171
Griffin-American - U.K.(6)	Non-recourse	Dec-19(7)	LIBOR + 4.84%(8)	295,088	291,691	327,890	322,415
Griffin-American - U.S. - Fixed(6)	Non-recourse	Dec-19(7)/ Jun-25	4.90%	1,763,019	1,701,143	1,763,036	1,692,098
Griffin-American - U.S. - Floating(6)	Non-recourse	Dec-19(7)	LIBOR + 3.49%(8)	854,565	824,573	854,565	820,180
Wakefield Portfolio	Non-recourse	April-20	LIBOR + 4.00%	54,576	54,171	54,694	54,228
Healthcare Preferred(9)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio(9)	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
Subtotal Healthcare/weighted average			4.28%(8)	4,081,511	3,977,534	4,115,588	3,996,053
Hotel
Innkeepers Portfolio(6)	Non-recourse	Jun-19(7)	LIBOR + 3.39%(8)	840,000	839,992	840,000	837,137
K Partners Portfolio(6)	Non-recourse	Aug-19(7)	LIBOR + 3.25%(8)	211,681	211,501	211,681	210,660
Courtyard Portfolio(6)	Non-recourse	Oct-19(7)	LIBOR + 3.05%(8)	512,000	511,191	512,000	509,554
Inland Portfolio(6)	Non-recourse	Nov-19(7)	LIBOR + 3.60%(8)	817,000	814,650	817,000	811,927
NE Portfolio(6)	Non-recourse	Jun-20(7)	LIBOR + 3.85%(8)	132,250	131,317	132,250	130,824
Miami Hotel Portfolio(6)	Non-recourse	Jul-20(7)	LIBOR + 3.90%(8)	115,500	114,353	115,500	113,833
Subtotal Hotel/weighted average			3.39%(8)	2,628,431	2,623,004	2,628,431	2,613,935
Net lease
DSG Portfolio	Non-recourse	Oct-16	6.17%	30,314	30,294	30,481	30,428
Indianapolis, IN	Non-recourse	Feb-17	6.06%	25,426	25,420	25,674	25,663
Milpitas, CA	Non-recourse	Mar-17	5.95%	18,498	18,487	18,827	18,807
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,686	27,700	27,675
Fort Mill, SC - Mezzanine	Non-recourse	Apr-17	6.21%	422	422	663	663
Industrial Portfolio(6)	Non-recourse	Jul-17/Dec-17	4.21%(8)	—	—	221,125	224,635
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	12,368	12,304	12,646	12,555
Green Pond, NJ	Non-recourse	Jun-21	4.00%	13,260	12,986	15,486	15,481
South Portland, ME	Non-recourse	Jul-23	LIBOR + 2.15%(8)	3,059	3,014	3,241	3,190
Aurora, CO(5)	Non-recourse	Aug-26	4.08%	29,891	29,888	30,175	30,169
Subtotal Net lease/weighted average			4.91%(8)	160,938	160,501	386,018	389,266
Multi-tenant Office
Legacy Properties(6)	Non-recourse	Nov-19/Feb-20(7)	LIBOR + 2.15%(8)	113,804	112,461	112,988	111,266
Subtotal Multi-tenant Office				113,804	112,461	112,988	111,266
Other
Secured borrowing	Non-recourse	May-23	LIBOR + 1.60%	53,595	53,595	54,056	54,056
Subtotal Other				53,595	53,595	54,056	54,056
Subtotal Mortgage and other notes payable				7,038,279	6,927,095	7,297,081	7,164,576
Credit facilities and term borrowings:
Corporate Revolver(11)	Recourse	Aug-17	LIBOR + 3.50%(8)	—	—	165,000	165,000
Corporate Term Borrowing	Recourse	Sept-17	4.60% / 4.55%(12)	425,000	419,259	425,000	417,039
Loan Facility	Partial Recourse(13)	Mar-18(7)	2.95%(8)	—	—	72,053	72,021
Subtotal Credit facilities and term borrowings				425,000	419,259	662,053	654,060
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	7.01%	9,295	9,249	10,869	10,814
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.50%(8)	398,237	268,408	425,622	296,787
Subtotal CDO bonds payable				407,532	277,657	436,491	307,601

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				June 30, 2016		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Exchangeable senior notes:
7.25% Notes	Recourse	Jun-27	7.25%	12,955	12,955	12,955	12,955
8.875% Notes(14)	Recourse	Jun-32	8.875%	1,000	969	1,000	967
5.375% Notes	Recourse	Jun-33	5.375%	16,405	14,356	17,405	15,116
Subtotal Exchangeable senior notes				30,360	28,280	31,360	29,038
Junior subordinated notes:
Trust I	Recourse	Mar-35	LIBOR + 3.25%(8)	41,240	29,255	41,240	29,033
Trust II	Recourse	Jun-35	LIBOR + 3.25%(8)	25,780	18,292	25,780	18,152
Trust III	Recourse	Jan-36	LIBOR + 2.83%(8)	41,238	27,102	41,238	27,003
Trust IV	Recourse	Jun-36	LIBOR + 2.80%(8)	50,100	32,571	50,100	33,446
Trust V	Recourse	Sept-36	LIBOR + 2.70%(8)	30,100	19,171	30,100	18,978
Trust VI	Recourse	Dec-36	LIBOR + 2.90%(8)	25,100	16,496	25,100	16,348
Trust VII	Recourse	Apr-37	LIBOR + 2.50%(8)	31,459	19,171	31,459	18,960
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%(8)	35,100	22,201	35,100	21,973
Subtotal Junior subordinated notes				280,117	184,259	280,117	183,893
Subtotal				8,181,288	7,836,550	8,707,102	8,339,168
Borrowings of properties, held for sale:(4)
EDS Portfolio(10)	Non-recourse	Oct-15	5.37%	41,226	41,226	41,742	41,742
Industrial Portfolio	Non-recourse	Jul-17/Dec-17	4.21%(8)	221,125	223,582	—	—
Manufactured Housing Communities	Non-recourse	Dec-21 - Dec-25	4.32%(8)	1,269,988	1,258,775	1,274,643	1,262,726
Multifamily	Non-recourse	Apr-23 - Jul-23	4.09%(8)	162,810	161,412	249,709	247,019
Senior Housing Portfolio	—	—	—	—	—	648,211	644,486
Subtotal Borrowings of properties held for sale				1,695,149	1,684,995	2,214,305	2,195,973
Grand Total				$9,876,437	$9,521,545	$10,921,407	$10,535,141
____________________________________________________________

(1)	Refer to Note 14 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for the SLC and Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 13) and amortized cost, net of deferred financing costs for the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)
In July 2016, the Company refinanced the Aurora, CO borrowing and restructured the financing related to the Ohio Portfolio, Lancaster, Wilkinson and Tuscola/Harrisburg into the SLC Portfolio. The final maturity and contractual interest rate disclosed represents the updated terms based on the refinancing.

(6)	An aggregate principal amount of $6.4 billion is comprised of 20 senior mortgage notes totaling $4.9 billion and 16 mezzanine mortgage notes totaling $1.5 billion.

(7)	Represents final maturity taking into consideration the Company’s extension options.

(8)	Contractual interest rate represents a weighted average. For borrowings with variable interest rates, the weighted average includes the current LIBOR as of June 30, 2016.

(9)	Represents borrowings in unconsolidated N-Star CDOs.

(10)
In October 2015, the mortgage matured for the EDS Portfolio and the Company is currently in negotiations with the lender. In April 2016, the Company conveyed three properties back to the lender and is expected to convey the remaining property back to the lender in the third quarter 2016.

(11)	Secured by collateral relating to a borrowing base comprised primarily of unlevered CRE debt, net lease and securities investments with a carrying value of $413 million as of June 30, 2016.

(12)	Represents the respective fixed rate applicable to each borrowing under the Corporate Term Borrowing.

(13)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(14)	In July 2016, holders exchanged the remaining $1.0 million of principal outstanding and the Company issued 126,915 shares of common stock in exchange.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable by asset class as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016				December 31, 2015
Asset Class:	Principal Amount	Discount (Premium), Net	Deferred Financing Costs, Net	Carrying Value	Principal Amount	Discount (Premium), Net	Deferred Financing Costs, Net	Carrying Value
Healthcare	$4,081,511	$(48,370)	$(55,607)	$3,977,534	$4,115,588	$(55,441)	$(64,094)	$3,996,053
Hotel	2,628,431	—	(5,427)	2,623,004	2,628,431	—	(14,496)	2,613,935
Net lease	160,938	—	(437)	160,501	386,018	4,389	(1,141)	389,266
Multi-tenant office	113,804	—	(1,343)	112,461	112,988	—	(1,722)	111,266
Other	53,595	—	—	53,595	54,056	—	—	54,056
Total	$7,038,279	$(48,370)	$(62,814)	$6,927,095	$7,297,081	$(51,052)	$(81,453)	$7,164,576
The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2016 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	Credit Facilities and Term Borrowings	CDO Bonds Payable	Exchangeable Senior Notes(1)		Junior Subordinated Notes	Borrowings of Properties, Held for Sale
July 1 to December 31, 2016	$113,857	$64,259	$—	$—	$—		$—	$49,598
Years ending December 31:
2017	770,598	94,192	425,000	—	12,955		—	238,451
2018	32,637	11,022	—	—	—		—	21,615
2019	5,704,380	5,679,683	—	—	1,000	(2)	—	23,697
2020	380,671	355,672	—	—	—		—	24,999
Thereafter	2,874,294	833,451	—	407,532	16,405		280,117	1,336,789
Total	$9,876,437	$7,038,279	$425,000	$407,532	$30,360		$280,117	$1,695,149
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

(2)	In July 2016, holders exchanged the remaining $1.0 million of principal outstanding and the Company issued 126,915 shares of common stock in exchange.
As of June 30, 2016, the Company was in compliance with all of its financial covenants.
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
Loan Facility
In March 2013, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility”) of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility, the Company entered into a guaranty agreement under which the Company guaranteed certain of the obligations under Loan Facility. Loan Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and indemnities that are customary for agreements of these types. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility if the Company or an affiliate of the Company engage in certain customary bad acts. In April 2016, Loan Facility was repaid in full.

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
In connection with the NRE Spin-off, NorthStar Europe entered into a management agreement with NSAM with an initial term of 20 years on terms substantially consistent with the terms of the Company’s management agreement with NSAM. The Company’s management agreement with NSAM was amended and restated in connection with the NRE Spin-off to, among other things, adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off. Upon completion of the Mergers, the management agreement with NSAM will cease to exist.
Base Management Fee
For the three months ended June 30, 2016 and 2015, the Company incurred $46.7 million and $48.2 million, respectively, related to the base management fee. For the six months ended June 30, 2016 and 2015, the Company incurred $93.2 million and $93.6 million, respectively, related to the base management fee. As of June 30, 2016, $46.7 million is recorded in due to related party on the consolidated balance sheets. The base management fee to NSAM could increase subsequent to June 30, 2016 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the three and six months ended June 30, 2016, the Company did not incur an incentive fee. For the three and six months ended June 30, 2015, the Company incurred $3.5 million and $6.4 million related to the incentive fee, respectively. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
For the three months ended June 30, 2016 and 2015, NSAM allocated $0.2 million and $0.8 million, respectively, to the Company. Included in the three months ended June 30, 2015 is $0.3 million recorded in discontinued operations related to NorthStar Europe. For the six months ended June 30, 2016 and 2015, NSAM allocated $0.4 million and $2.8 million, respectively, to the Company. Included in the six months ended June 30, 2015 is $1.1 million recorded in discontinued operations related to NorthStar Europe. As of June 30, 2016, $0.2 million is recorded in due to related party on the consolidated balance sheets.
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
Investment Opportunities
Under the management agreement, the Company agreed to make available to NSAM for the benefit of NSAM and its managed companies, including the Company, all investment opportunities sourced by the Company. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including the Company and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, the Company is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by the Company, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three and six months ended June 30, 2016, the Company earned $0.2 million and $0.4 million from NSAM, recorded in other revenue, for services in connection with loan origination opportunities.
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
Credit Agreement
In connection with the NSAM Spin-off, the Company entered into a revolving credit agreement with NSAM pursuant to which the Company makes available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including the Company, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that the Company’s obligation to advance proceeds to NSAM is dependent upon the Company and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of June 30, 2016, the Company has not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 10). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company. For the three and six months ended June 30, 2016 and 2015, the Company did not incur any incentive fees related to the Healthcare Strategic Partnership.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

N-Star CDOs
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the three months ended June 30, 2016 and 2015, the Company earned $0.3 million and $1.4 million in fee income, respectively, of which $0.2 million and $0.3 million were eliminated in consolidation. For the six months ended June 30, 2016 and 2015, the Company earned $1.3 million and $2.8 million in fee income, respectively, of which $0.3 million and $1.2 million, respectively, were eliminated in consolidation.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended June 30, 2016 and 2015, the Company earned $11.6 million and $13.6 million, respectively, of interest income from such investments related to deconsolidated N-Star CDOs. For the six months ended June 30, 2016 and 2015, the Company earned $22.8 million and $30.0 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs. Refer to Note 7 and Note 16 for additional disclosure regarding the N-Star CDOs.
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC (“AHI”) and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American Healthcare REIT II, Inc. until it was acquired by the Company and NorthStar Healthcare. In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and the Company in order to assist NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by the Company and, subject to certain conditions, other NSAM managed companies. For the three months ended June 30, 2016 and 2015, the Company incurred $0.4 million of property management fees to AHI. For the six months ended June 30, 2016 and 2015, the Company incurred $0.9 million of property management fees to AHI. These fees are recorded in real estate properties - operating expenses in the consolidated statements of operations.
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc. (“Island”). Island is a leading, independent select service hotel management company that currently manages 162 hotel properties, representing $3.9 billion of assets, of which 110 hotel properties are owned by the Company. Island provides certain asset management, property management and other services to the Company to assist in managing the Company’s hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the hotel properties it manages for the Company. For the three months ended June 30, 2016 and 2015, the Company incurred $4.7 million and $3.0 million, respectively, of base property management and other fees to Island, which are recorded in real estate properties—operating expenses in the consolidated statements of operations. For the six months ended June 30, 2016 and 2015, the Company incurred $8.8 million and $6.4 million, respectively, of base property management and other fees to Island, which are recorded in real estate properties—operating expenses in the consolidated statements of operations. NSAM’s investment in Island is expected to be sold in connection with the merger with the Company and Colony.
NSAM purchase of common stock
In 2015, NSAM purchased 2.7 million shares of the Company’s common stock in the open market for $49.9 million.
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

•
In August 2016, the Company entered into an agreement to sell a portfolio of PE Investments to NorthStar Income II for a gross sales price of $317.6 million with $44.4 million of deferred purchase price expected to be assumed as part of the transaction. The Company expects to receive $247.0 million of net proceeds in the fourth quarter 2016. There is no assurance the Company will consummate the transaction on the contemplated terms, if at all.

The board of directors of each NSAM Retail Company, including all of the independent directors, approved each of the respective transactions after considering, among other matters, third-party pricing support.

10.	Compensation Expense
Summary

The following table presents a summary of compensation expense for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Salaries and related expenses	$1,879	$1,680	$3,879	$4,806
Equity-based compensation expense	5,604	7,704	11,888	18,535
Total	$7,483	$9,384	$15,767	$23,341
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
All of the adjustments made in connection with the Reorganization, the Spin-offs and the Reverse Splits were deemed to be equitable adjustments pursuant to anti-dilution provisions in accordance with the terms of the NorthStar Realty Equity Plans. As a result, there was no incremental value attributed to these adjustments and these adjustments do not impact the amount recorded for equity-based compensation expense for the three and six months ended June 30, 2016 and 2015.
The following summarizes the equity-based compensation plans and related expenses.
All share amounts and related information disclosed below have been retrospectively adjusted to reflect the Reverse Split.
NorthStar Realty Equity Plans
Omnibus Stock Incentive Plan
In September 2004, the board of directors of the Company adopted the Stock Plan, and such plan, as amended and restated, was further adopted by the board of directors of the Company on April 27, 2016 and approved by the stockholders on June 20, 2016. The Stock Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, in the form of restricted stock and other equity-based awards such as LTIP Units or any combination of the foregoing. The eligible participants in the Stock Plan include directors, officers, employees, consultants and advisors of the Company.
As of June 30, 2016, 4,094 unvested shares of restricted stock issued under the Stock Plan were outstanding and 4,234,920 shares of common stock remained available for issuance pursuant to the Stock Plan, which includes shares reserved for issuance upon settlement of outstanding LTIP Units and RSUs. Holders of shares of restricted stock or LTIP Units are entitled to receive dividends or distributions with respect to the Company’s shares of restricted stock and vested and unvested LTIP Units for as long as such shares and LTIP Units remain outstanding.
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
Under the Plan, for 2011, the Company issued 381,449 RSUs to executive officers which were subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ended December 31, 2014. The grant date fair value was $4.32 per RSU determined using a risk-free interest rate of 0.42%. As of December 31, 2014, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company issued 24,575 shares of common stock, net of the minimum statutory tax withholding requirements, on January 1, 2015 and the Operating Partnership issued 334,871 LTIP Units. Under the Plan, for 2011, the Company also granted 381,449 LTIP Units to executive officers which were subject to vesting in four annual installments ending on January 29, 2015, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 151,340 shares of restricted stock (net of forfeitures occurring through June 30, 2016) to certain non-executive employees, which were subject to vesting quarterly over three years beginning April 2012, subject to continued employment through the applicable vesting date.
Under the Plan, for 2012, the Company issued 352,418 RSUs to executive officers which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2015. The grant date fair value was $9.86 per RSU determined using a risk-free interest rate of 0.44%. As of December 31, 2015, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company issued 158,191 shares of common stock, net of the minimum statutory tax withholding requirements, on January 4, 2016. Under the Plan, for 2012, the Company also granted 352,418 LTIP Units to executive officers which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 144,883 LTIP Units (net of forfeitures occurring through June 30, 2016) to certain non-executive employees which are subject to vesting quarterly over three years beginning April 2013, subject to continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization.
Under the Plan, for 2013, the Company issued 250,184 RSUs to executive officers which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2016. The grant date fair value was $21.57 per RSU determined using a risk-free interest rate of 0.63%. Under the Plan, for 2013, the Company also granted 250,184 Deferred LTIP Units to executive officers which are subject to vesting in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date and 130,787 Deferred LTIP Units which were subject to vesting based on continued employment through December 31, 2015. The Company also granted 136,604 Deferred LTIP Units (net of forfeitures occurring through June 30, 2016) to certain non-executive employees which were subject to vesting quarterly over three years beginning April 2014, subject to continued employment through the applicable vesting date. Such Deferred LTIP Units were subsequently settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
NSAM Bonus Plan
In connection with the NSAM Bonus Plan, for 2014, approximately 31.65% of the long-term bonus was paid in Deferred LTIP Units and approximately 18.35% of the long-term bonus was paid by the Company by issuing RSUs. In connection with the long-term bonuses to be paid by the Company, in February 2015, the Company granted 519,115 Deferred LTIP Units to executive officers of which 25% were vested upon grant and the remainder was subject to vesting in three equal annual installments beginning on December 31, 2015, subject to the executive officer’s continued employment through the applicable vesting dates. The Company also granted 292,438 RSUs to NSAM’s executive officers subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2017. The grant date fair value of such RSUs was $18.64 per RSU determined using a risk-free interest rate of 1.00%. After the NRE Spin-off, these performance-based RSUs were adjusted to refer to combined total stockholder return of the Company and NorthStar Europe. In the first quarter 2015, the Company also granted 330,241 Deferred LTIP Units (net of forfeitures occurring through June 30, 2016) to certain of NSAM’s non-executive employees, with substantially similar terms to the executive awards subject to time based vesting conditions. Such Deferred LTIP Units were settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the NSAM Bonus Plan, for 2015, a portion of the long-term bonus was paid in restricted shares of common stock and a portion of the long-term bonus was paid by the Company by issuing RSUs. In connection with the 2015 long-term bonuses paid by the Company, in February 2016, the Company granted 1,006,006 restricted shares of common stock to NSAM’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment through the applicable vesting dates. In connection with the issuance of these shares, in February 2016, the Company retired 132,654 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, the Company granted 583,261 RSUs to NSAM’s executive officers, which are subject to vesting based on the Company’s absolute total stockholder return, CAD and continued employment over the four-year period ending December 31, 2018. The grant date fair value of such RSUs was $1.70 per RSU determined using a risk-free interest rate of 0.88%. Following the determination of the number of these performance-based RSUs that vest, the Company will settle the vested RSUs by issuing an equal number shares of common stock (or, if shares are not then available, paying cash in an amount equal to the value of such shares) and the NSAM executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after January 1, 2015. In February 2016, the Company also granted 515,637 restricted shares (net of forfeitures occurring through June 30, 2016) of common stock and/or RSUs to its Chief Executive Officer and certain of the Company’s and NSAM’s non-executive employees, with substantially similar terms to the executive awards subject to time-based vesting conditions.
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
Equity-based Compensation Summary
The following table presents a summary of equity-based awards outstanding. The balance as of June 30, 2016 represents unvested shares of restricted stock, LTIP Units and restricted stock units outstanding, whether vested or not (grants in thousands):

	Six Months Ended June 30, 2016
	Restricted Stock	LTIP Units	Restricted Stock Units(1)	Total Grants	Weighted Average Grant Price
December 31, 2015	81	1,868	250	2,199	$33.44
Granted	1,040	—	505	1,545	10.73
Converted	—	—	(41)	(41)	10.73
Forfeited	—	(11)	(11)	(22)	20.63
Vesting	(329)	—	—	(329)	11.28
June 30, 2016	792	1,857	703	3,352	$25.51
____________________________________________________________

(1)	Represents employee and non-employee grants subject to time-based vesting conditions.
As of June 30, 2016, equity-based compensation expense to be recognized over the remaining vesting period through August 2019 is $28.5 million, provided there are no forfeitures.
In connection with the Mergers, substantially all outstanding time-based equity awards issued to executives and non-executive employees will vest in accordance with their terms. In addition, all or a portion of the outstanding performance-based awards issued to executives will vest in accordance with their terms subject to forfeiture and reduction.

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
Share Repurchase
In September 2015, the Company’s board of directors authorized the repurchase of up to $500.0 million of its outstanding common stock. The authorization expires in September 2016, unless otherwise extended by the Company’s board of directors. For the six months ended June 30, 2016, the Company repurchased 3.9 million shares of its common stock for $50.0 million. From September 2015 through June 30, 2016, the Company repurchased 10.4 million shares for $168.0 million, with $332.0 million remaining under the stock repurchase plan.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 3,569,962 shares of its common stock, after giving effect to the Reverse Split. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the six months ended June 30, 2016, the Company issued 7,603 shares of its common stock pursuant to the DRP for an immaterial amount of proceeds.
Dividends
The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2016:

Common Stock		Preferred Stock
			Dividend Per Share
Declaration Date	Dividend Per Share	Declaration Date	Series A	Series B	Series C	Series D	Series E
February 25	$0.40	January 28	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
May 4	$0.40	April 27	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688

Earnings Per Share
The following table presents EPS for the three and six months ended and June 30, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(115,557)	$(97,502)	$(260,821)	$(129,104)
Net income (loss) attributable to LTIP Units non-controlling interests	(1,066)	(1,068)	(2,503)	(1,068)
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(116,623)	$(98,570)	$(263,324)	$(130,172)
Denominator:(2)(3)
Weighted average shares of common stock	179,722	176,493	181,264	165,442
Weighted average LTIP Units(1)	1,860	1,096	1,863	1,080
Weighted average shares of common stock and LTIP Units(2)	181,582	177,589	183,127	166,522
Earnings (loss) per share:(3)
Basic	$(0.64)	$(0.55)	$(1.44)	$(0.78)
Diluted	$(0.64)	$(0.55)	$(1.44)	$(0.78)
____________________________________________________________

(1)
The EPS calculation takes into account LTIP Units, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes, restricted stock and RSUs outstanding that were not dilutive as of June 30, 2016. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)	The three and six months ended June 30, 2015 is adjusted for the Reverse Split effected on November 1, 2015.

12.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carry value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. As of June 30, 2016, LTIP Units of 1,856,738 were outstanding representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended June 30, 2016 and 2015 was a net loss of $1.1 million and $1.1 million, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the six months ended June 30, 2016 and 2015 was a net loss of $2.5 million and $1.1 million, respectively. In connection with the Mergers, the Operating Partnership will merge with and into NorthStar Realty and each LTIP Unit outstanding as of immediately prior to such effective time will convert into one share of common stock.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended June 30, 2016 and 2015 was a net loss of $0.2 million and $6.8 million, respectively. Net income (loss) attributable to the other non-controlling interests for the six months ended June 30, 2016 and 2015 was a net loss of $2.0 million and $10.5 million, respectively.
The following table presents net income (loss) attributable to the Company’s common stockholders for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$(115,557)	$(14,211)	$(260,821)	$(31,994)
Income (loss) from discontinued operations	—	(83,291)	—	(97,110)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(115,557)	$(97,502)	$(260,821)	$(129,104)

13.	Fair Value
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
Derivative Instruments
Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. If a credit valuation adjustment is applied to a derivative asset or liability, such fair value measurement is classified as Level 3 of the fair value hierarchy. For derivatives held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.

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
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3		Total
Assets:
PE Investments	$—	$—	$838,863		$838,863
Investments in unconsolidated ventures(1)	—	—	118,814		118,814
Real estate securities, available for sale:
N-Star CDO bonds	—	—	125,972		125,972
N-Star CDO equity	—	—	35,021		35,021
CMBS and other securities	—	8,154	14,010		22,164
CRE securities in N-Star CDOs
CMBS	—	247,011	49,314		296,325
Third-party CDO notes	—	—	5,820		5,820
Agency debentures	—	45,747	—		45,747
Unsecured REIT debt	—	8,827	—		8,827
Trust preferred securities	—	—	5,587		5,587
Subtotal CRE securities in N-Star CDOs	—	301,585	60,721		362,306
Subtotal real estate securities, available for sale	—	309,739	235,724		545,463
Derivative assets	—	24	—		24
Total assets	$—	$309,763	$1,193,401		$1,503,164
Liabilities:
CDO bonds payable	$—	$—	$277,657		$277,657
Junior subordinated notes	—	—	184,259		184,259
Derivative liabilities	—	2,892	286,268	(2)	289,160
Total liabilities	$—	$2,892	$748,184		$751,076
_____________________________________________________________________

(1)	Includes CRE debt investments made in connection with an investment in unconsolidated venture, for which the fair value option was elected.

(2)	Represents an interest rate swap in the corporate segment and includes a credit valuation adjustment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2015
	Level 1	Level 2	Level 3		Total
Assets:
PE Investments	$—	$—	$1,101,650		$1,101,650
Investments in unconsolidated ventures(1)	—	—	120,392		120,392
Real estate securities, available for sale:
N-Star CDO bonds	—	—	216,727		216,727
N-Star CDO equity	—	—	44,905		44,905
CMBS and other securities	—	12,318	43,247		55,565
CRE securities in N-Star CDOs
CMBS	—	261,552	64,959		326,511
Third-party CDO notes	—	—	6,685		6,685
Agency debentures	—	37,316	—		37,316
Unsecured REIT debt	—	8,976	—		8,976
Trust preferred securities	—	—	5,425		5,425
Subtotal CRE securities in N-Star CDOs	—	307,844	77,069		384,913
Subtotal real estate securities, available for sale	—	320,162	381,948		702,110
Derivative assets	—	116	—		116
Total assets	$—	$320,278	$1,603,990		$1,924,268
Liabilities:
CDO bonds payable	$—	$—	$307,601		$307,601
Junior subordinated notes	—	—	183,893		183,893
Derivative liabilities	—	7,385	95,908	(2)	103,293
Total liabilities	$—	$7,385	$587,402		$594,787
_____________________________________________________________________

(1)	Includes CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)	Represents an interest rate swap in the corporate segment and includes a credit valuation adjustment.

The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the six months ended June 30, 2016 (dollars in thousands):

	Six Months Ended June 30, 2016
	Assets			Liabilities(3)
	PE Investments	Investments in Unconsolidated Ventures(1)	CRE Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2016	$1,101,650	$120,392	$381,948	$307,601	$183,893
Transfers into Level 3(2)	—	—	9,380	—	—
Transfers out of Level 3(2)	—	—	(7,928)	—	—
Purchases / borrowings / amortization / contributions	2,549	1,931	22,028	—	—
Sales	(184,076)	—	(53,886)	—	—
Paydowns / distributions	(133,524)	(6,764)	(27,605)	(28,958)	—
Gains:
Equity in earnings of unconsolidated ventures	61,214	13,960	—	—	—
Unrealized gains included in earnings	—	1,196	9,232	(2,533)	—
Realized gains included in earnings	—	—	444	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	2,071	—	—
Losses:
Unrealized losses included in earnings	(8,950)	(11,901)	(14,026)	1,547	366
Realized losses included in earnings	—	—	(13,381)	—	—
Unrealized loss on real estate securities, available for sale included in OCI	—	—	(72,553)	—	—
June 30, 2016	$838,863	$118,814	$235,724	$277,657	$184,259
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held	$(8,950)	$(10,705)	$(4,794)	$986	$(366)
____________________________________________________________

(1)	Includes CRE debt investments made in connection with an investment in unconsolidated venture, for which the fair value option was elected.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)	Excludes one derivative instrument, which for the six months ended June 30, 2016, an unrealized loss of $190.4 million was recorded, of which $7.2 million related to a credit valuation adjustment.
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

There were no transfers, other than those identified in the tables above, during the periods ended June 30, 2016 and December 31, 2015.
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
For the six months ended June 30, 2016, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Weighted Average
PE Investments	$838,863	Discounted Cash Flow Model	Discount Rate	14%
Investments in unconsolidated ventures(1)	$118,814	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	26%
N-Star CDO equity	$35,021	Discounted Cash Flow Model	Discount Rate	18%
_________________________________________

(1)	Includes CRE debt investments made in connection with an investment in unconsolidated venture, for which the fair value option was elected.

(2)	Includes timing and amount of expected future cash flow.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the fair value of financial instruments for which the fair value option was elected as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015

Assets:
PE Investments	$838,863	$1,101,650
Investments in unconsolidated ventures(1)	118,814	120,392
Real estate securities, available for sale:(2)
N-Star CDO equity	35,021	44,905
CMBS and other securities	16,405	48,711
CRE securities in N-Star CDOs
CMBS	296,325	326,511
Third-party CDO notes	5,820	6,685
Agency debentures	45,747	37,316
Unsecured REIT debt	8,827	8,976
Trust preferred securities	5,587	5,425
Subtotal CRE securities in N-Star CDOs	362,306	384,913
Subtotal real estate securities, available for sale	413,732	478,529
Total assets	$1,371,409	$1,700,571
Liabilities:
CDO bonds payable	$277,657	$307,601
Junior subordinated notes	184,259	183,893
Total liabilities	$461,916	$491,494
___________________________________________________________

(1)	Includes CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
June 30, 2016 excludes 25 CRE securities including $126.0 million of N-Star CDO bonds and $5.8 million of CRE securities, for which the fair value option was not elected. December 31, 2015 excludes 28 CRE securities including $216.7 million of N-Star CDO bonds and $6.9 million of CRE securities, for which the fair value option was not elected.

The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.
Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Assets:
Real estate securities, available for sale(1)	$(3,872)	$17,545	$(14,026)	$22,057
PE Investments(1)	(5,176)	(8,917)	(8,950)	(13,350)
Investments in unconsolidated ventures(1)	(1,070)	(9,343)	(11,901)	(9,343)
Foreign currency remeasurement(2)	(13,256)	11,802	(17,075)	(5,739)
Liabilities:
CDO bonds payable(1)	(1,540)	(4,387)	986	(13,575)
Junior subordinated notes(1)	(9,129)	9,927	(366)	7,917
Subtotal unrealized gain (loss), excluding derivatives	(34,043)	16,627	(51,332)	(12,033)
Derivatives	(70,458)	(28,324)	(186,106)	(27,190)
Subtotal unrealized gain (loss)	(104,501)	(11,697)	(237,438)	(39,223)
Net cash payments on derivatives (refer to Note 14)	(2,422)	(3,011)	(4,966)	(6,059)
Total	$(106,923)	$(14,708)	$(242,404)	$(45,282)
____________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in British Pounds.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$415,362	$360,964	$361,002	$555,354	$501,474	$594,698
Real estate debt investments, held for sale	—	—	—	225,037	224,677	224,677
Real estate securities, available for sale(2)	1,158,769	545,463	545,463	1,285,643	702,110	702,110
Derivative assets(2)(3)	3,893,397	24	24	4,173,872	116	116
Financial liabilities:(1)
Mortgage and other notes payable	$7,038,279	$6,927,095	$7,191,644	$7,297,081	$7,164,576	$7,175,374
Credit facilities and term borrowings	425,000	419,259	419,259	662,053	654,060	654,060
CDO bonds payable(2)(4)	407,532	277,657	277,657	436,491	307,601	307,601
Exchangeable senior notes	30,360	28,280	47,513	31,360	29,038	50,121
Junior subordinated notes(2)(4)	280,117	184,259	184,259	280,117	183,893	183,893
Derivative liabilities(2)(3)	2,193,919	289,160	289,160	2,225,750	103,293	103,293
Borrowings of properties held for sale	1,695,149	1,684,995	1,686,835	2,214,305	2,195,973	2,200,686
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to “Determination of Fair Value” above for disclosures of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of June 30, 2016 and December 31, 2015.

(4)	The fair value option has been elected for these liabilities.
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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR / Forward Rate	Range of Maturity
As of June 30, 2016:
Interest rate caps	11	$3,893,397	$24		2.50% - 5.00%	August 2016 - June 2018
Interest rate swaps - N-Star CDOs	9	190,861	(5,119)	(2)	5.02% - 5.25%	January 2017 - July 2018
Interest rate swaps - other	2	2,003,058	(284,041)		3.39% - 4.17%	July 2023 - December 2029
Total	22	$6,087,316	$(289,136)

As of December 31, 2015:
Interest rate caps	14	$4,173,872	$116		2.50% - 5.00%	January 2016 - December 2017
Interest rate swaps - N-Star CDOs	9	222,510	(7,321)	(2)	5.02% - 5.25%	January 2017 - July 2018
Interest rate swaps - other	2	2,003,240	(95,972)		3.39% - 4.17%	July 2023 - December 2029
Total	25	$6,399,622	$(103,177)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of June 30, 2016 and December 31, 2015.

(2)
Interest rate swaps in consolidated N-Star CDOs are liabilities and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, a credit valuation adjustment was not recorded.

The change in number and notional amount of derivative instruments from December 31, 2015 relates to contractual notional amortization and the maturity of interest rate caps in the Company’s healthcare portfolio. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2016 and December 31, 2015.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Balance Sheet	June 30, 2016	December 31, 2015
	Location
Interest rate caps	Other assets	$24	$116
Interest rate swaps	Derivative liabilities	$289,160	$103,293

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Operations Location	2016	2015	2016	2015
Amount of gain (loss) recognized in earnings (loss):
Adjustment to fair value of interest rate swaps and caps	Unrealized gain (loss) on investments and other	$(70,458)	$(28,324)	$(186,106)	$(27,190)
Net cash payment on derivatives	Unrealized gain (loss) on investments and other	(2,422)	(3,011)	(4,966)	(6,059)
Amount of swap gain (loss) amortization from OCI into earnings	Interest expense—mortgage and corporate borrowings	(223)	(223)	(446)	(488)

The counterparty for the corporate interest rate swap held $147.4 million of cash margin as collateral against the derivative contract as of June 30, 2016. The Company’s counterparties did not hold any cash margin as collateral against the Company’s derivative contracts as of December 31, 2015.
Risk Management
Concentrations of credit risk arise when a number of tenants, operators or issuers related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. With respect to the Company’s healthcare portfolio, for the three and six months ended June 30, 2016, Senior Lifestyle Holding Company, LLC was the healthcare operator as it related to 71.0% and 72.7% of the Company’s resident fee income, respectively, and 10.3% and 10.5% of the Company’s total revenue, respectively. Otherwise, the Company has no other tenant or operator that generates 10% or more of its total revenue. The Company believes the remainder of its portfolios are reasonably well diversified and do not contain any unusual concentrations of credit risks.

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
Merger Related Arrangements and Other Costs
The Company entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by the Company in connection with the Mergers will become payable only if the Company consummates the Mergers. The Company has and will incur other professional fees related to the Mergers.  There can be no assurances that the Company will complete this or any other transaction. For the three months ended June 30, 2016, the Company recorded an aggregate of $7.0 million in transaction costs in the consolidated statements of operations. To the extent the Mergers are consummated, the Company anticipates incurring a significant amount of additional costs.
Guaranty Agreements
In connection with certain hotel acquisitions, the Company entered into guaranty agreements with various hotel franchisors, pursuant to which the Company guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expires from 2029 to 2034. As of June 30, 2016, the aggregate amount under these guarantees is $3.0 million.
In connection with the NRE Spin-off, the 4.635% senior stock-settlable notes issued by NorthStar Europe and due in December 2016 are senior unsubordinated and unsecured primary obligations of NorthStar Europe and the Company continues to guarantee payments subsequent to the NRE Spin-off. Subject to certain conditions, NorthStar Europe may elect to settle all or part of the principal amount of the senior notes in its common stock in lieu of cash. As of June 30, 2016, principal amount outstanding of such senior notes was $109.5 million.

16.	Variable Interest Entities
As of June 30, 2016, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP (refer to Note 2).
Consolidated VIEs
The Company’s most significant newly identified consolidated VIEs are its Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights and the Company is the primary beneficiary. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of June 30, 2016 is $6.9 billion related to such consolidated VIEs. Included in mortgage and other notes payable on the Company’s consolidated balance sheets as of June 30, 2016 is $5.7 billion collateralized by the real estate assets of the related consolidated VIEs. Included in assets held for sale on the Company’s consolidated balance sheets as of June 30, 2016 is $2.1 billion related to such consolidated VIEs. Included in liabilities related to assets held for sale on the Company’s consolidated balance sheets as of June 30, 2016 is $1.5 billion collateralized by the real estate assets of the related consolidated VIEs. These balances are separate from the assets and liabilities related to the N-Star CDOs. Included in real estate securities, available for sale on the Company’s consolidated balance sheets as of June 30, 2016 is $0.4 billion related to the N-Star CDOs. Included in CDO bonds payable, at fair value on the Company’s consolidated balance sheets as of June 30, 2016 is $0.3 billion collateralized by the real estate securities of the related N-Star CDOs.
N-Star CDOs
As of June 30, 2016, the Company serves as collateral manager and/or special servicer for N-Star CDOs I and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs, and therefore, continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of the consolidated N-Star CDOs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of the consolidated N-Star CDOs for the six months ended June 30, 2016 and 2015.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of June 30, 2016. These unconsolidated VIEs are summarized as follows:
Real Estate Debt Investments
The Company identified one CRE debt investment with a carrying value of $7.0 million as a variable interest in a VIE. The Company determined that it is not the primary beneficiary of such VIE, and as such, the VIE is not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified CMBS and other securities (excluding CRE securities in consolidated N-Star CDOs and unconsolidated N-Star CDO bonds and equity) with a fair value of $183.2 million as variable interests in VIEs. The Company determined that either it was not the controlling class of such securitization or was the controlling class and the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in such securitizations and, therefore, is not the primary beneficiary.
NorthStar Realty Finance Trusts
The Company owns all of the common stock of the Trusts. The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of June 30, 2016, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in unconsolidated ventures on the consolidated balance sheets.
PE Investments
The Company determined all PE Investments are VIEs, with the exception of PE Investment I and II, as the non-controlling interests do not have substantive kick-out or participating rights. As of June 30, 2016, the Company’s investment in these entities is $724.8 million and the amount of expected future contributions is $54.8 million, of which $46.9 million is expected to be assumed as part of a sale of a portfolio of PE Investments.
Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2016 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	PE Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$6,966	$—	$—	$6,966	$6,966
Investments in unconsolidated ventures	3,742	—	—	—	3,742	3,742
Investments in private equity funds, at fair value	—	—	—	724,839	724,839	724,839
Real estate securities, available for sale:
N-Star CDO bonds	—	—	125,972	—	125,972	125,972
N-Star CDO equity	—	—	35,021	—	35,021	35,021
CMBS	—	—	22,164	—	22,164	22,164
Subtotal real estate securities, available for sale	—	—	183,157	—	183,157	183,157
Total assets	3,742	6,966	183,157	724,839	918,704	918,704
Junior subordinated notes, at fair value	184,259	—	—	—	184,259	NA
Total liabilities	184,259	—	—	—	184,259	NA
Net	$(180,517)	$6,966	$183,157	$724,839	$734,445	$918,704
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of June 30, 2016 would not exceed the carrying value of its investment.
Other than described above as it relates to expected future fundings on PE Investments, the Company is not contractually required to provide financial support to any of its unconsolidated VIEs during the six months ended June 30, 2016 and 2015 however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer of the deconsolidated N-Star

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CDOs, may in its sole discretion provide support such as protective and other advances it deems appropriate. As of June 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

•
Manufactured Housing - The manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents. In May 2016, the Company entered into an agreement to sell its manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $614.8 million of net proceeds. The Company expects the transaction to close in the first quarter 2017. Such assets and related liabilities are classified as held for sale on the Company’s consolidated balance sheet.

•
Net Lease - The net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants. The Company is in the process of redeeming its interests in the Industrial Portfolio for $169 million of net proceeds. The Company expects the transaction to close in the third quarter 2016.

•
Multifamily - The multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. The Company entered into agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. In June 2016, the Company sold four multifamily properties for $32.8 million of net proceeds and expects to sell the remaining six properties in the third quarter 2016 for $53.4 million of net proceeds. The Company continues to explore the sale of the remaining two properties, including one accounted for as an investment in unconsolidated venture. Such assets and related liabilities are classified as held for sale on the Company’s consolidated balance sheet.

•	Multi-tenant Office - The Company pursues the acquisition of multi-tenant office properties currently focused on the western United States.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•
PE Investments - The real estate business also includes investments (directly or indirectly in joint ventures) owning PE Investments managed by institutional quality sponsors and diversified by property type and geography. In February 2016, the Company sold substantially all of its interest in PE Investment II for $184.1 million of proceeds. In August 2016, the Company entered into an agreement to sell a portfolio of PE Investments for a gross sales price of $317.6 million with $44.4 million of deferred purchase price expected to be assumed as part of the transaction. The Company expects to receive $247.0 million of net proceeds in the fourth quarter 2016. There is no assurance the Company will consummate the transaction on the contemplated terms, if at all. Refer to Note 9. Related Party Arrangements for further disclosure.

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

•
Commercial Real Estate Securities - The CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities, mostly CMBS meaning each asset is a pool backed by a large number of commercial real estate loans. The Company also invests in opportunistic CRE securities such as an investment in a “B-piece” CMBS. In 2016, the Company sold certain CRE securities for $53.9 million of net proceeds.

•
N-Star CDOs - The Company historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company’s remaining consolidated CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets pay down or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, this distinct business is a significantly smaller portion of its business today than in the past. As of June 30, 2016, only N-Star securities CDOs I and IX continue to be consolidated. Refer to Note 16 for further disclosure regarding deconsolidated N-Star CDOs. The Company continues to receive collateral management fees related to administrative responsibilities for deconsolidated N-Star CDO financing transactions, which are recorded in other revenue and included in the N-Star CDOs segment.

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
The following tables present segment reporting for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

Statement of Operations:					N-Star CDOs(2)
Three months ended June 30, 2016	Real Estate(1)		CRE Debt	CRE Securities	CRE Securities		Corporate		Consolidated Total
Rental and escalation income	$170,758		$—	$—	$—		$—		$170,758
Hotel related income	221,962		—	—	—		—		221,962
Resident fee income	73,428		—	—	—		—		73,428
Net interest income on debt and securities	3,083	(3)	10,983	11,740	4,260	(4)	5,914	(4)	35,980
Interest expense—mortgage and corporate borrowings	107,703		—	—	—		10,242		117,945
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	11,580	(5)	11,548	4,520	905		(154,537)	(6)	(125,984)
Equity in earnings (losses) of unconsolidated ventures	31,184		—	—	—		(55)		31,129
Income tax benefit (expense)	(735)		(184)	—	—		—		(919)
Income (loss) from continuing operations	42,029		11,364	4,520	905		(154,592)		(95,774)
Net income (loss)	42,029		11,364	4,520	905		(154,592)		(95,774)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

___________________________________

(1)	Includes $9.0 million of rental and escalation income and $0.2 million of net income from a portfolio of healthcare assets located in the United Kingdom.

(2)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $0.3 million of collateral management fees were earned from CDO financing transactions, of which $0.2 million was eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

(3)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Company’s healthcare portfolio.

(4)
Represents income earned from N-Star CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(5)	Primarily relates to depreciation and amortization of $87.4 million.

(6)	Includes management fees to NSAM of $46.7 million and an unrealized loss on a derivative instrument of $73.1 million.

Statement of Operations:					N-Star CDOs(1)
Three months ended June 30, 2015:	Real Estate		CRE Debt	CRE Securities	CRE Securities		Corporate		European Real Estate(2)		Consolidated Total
Rental and escalation income	$179,975		$—	$—	$7		$—		$—		$179,982
Hotel related income	206,130		—	—	—		—		—		206,130
Resident fee income	65,833		—	—	—		—		—		65,833
Net interest income on debt and securities	1,490	(3)	25,345	14,915	12,816	(4)	2,964	(4)	—		57,530
Interest expense—mortgage and corporate borrowings	105,416		—	—	—		14,759		—		120,175
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(13,706)	(5)	24,949	38,364	2,851		(100,653)	(6)	—		(48,195)
Equity in earnings (losses) of unconsolidated ventures	57,736		—	—	—		—		—		57,736
Income tax benefit (expense)	(9,845)		(206)	(37)	—		—		—		(10,088)
Income (loss) from continuing operations	34,185		24,743	38,327	2,851		(100,653)		—		(547)
Income (loss) from discontinued operations	—		—	—	—		—		(83,795)	(7)	(83,795)
Net income (loss)	34,185		24,743	38,327	2,851		(100,653)		(83,795)		(84,342)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments. $1.4 million of collateral management fees were earned from CDO financing transactions, of which $0.3 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

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

(3)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Company’s healthcare portfolio.

(4)
Represents income earned from N-Star CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(5)	Primarily relates to transaction costs of $14.8 million and depreciation and amortization of $112.0 million.

(6)	Includes management fees to NSAM of $51.7 million.

(7)	Primarily relates to transaction costs of $94.7 million and depreciation and amortization of $15.4 million.

Statement of Operations:					N-Star CDOs(2)
Six months ended June 30, 2016	Real Estate(1)		CRE Debt	CRE Securities	CRE Securities		Corporate		Consolidated Total
Rental and escalation income	$362,192		$—	$—	$—		$—		$362,192
Hotel related income	415,705		—	—	—		—		415,705
Resident fee income	146,205		—	—	—		—		146,205
Net interest income on debt and securities	5,667	(3)	24,015	23,230	12,724	(4)	11,117	(4)	76,753
Interest expense—mortgage and corporate borrowings	220,680		—	—	—		21,767		242,447
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	19,958	(5)	18,127	915	3,736		(332,914)	(6)	(290,178)
Equity in earnings (losses) of unconsolidated ventures	75,760		—	—	—		24		75,784
Income tax benefit (expense)	(8,451)		(311)	—	—		—		(8,762)
Income (loss) from continuing operations	87,267		17,816	915	3,736		(332,890)		(223,156)
Net income (loss)	87,267		17,816	915	3,736		(332,890)		(223,156)
___________________________________

(1)	Includes $17.9 million of rental and escalation income and $0.7 million of net income from a portfolio of healthcare assets located in the United Kingdom.

(2)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $1.3 million of collateral management fees were earned from CDO financing transactions, of which $0.3 million was eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Company’s healthcare portfolio.

(4)
Represents income earned from N-Star CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDOs segment.

(5)	Primarily relates to depreciation and amortization of $175.2 million.

(6)	Includes management fees to NSAM of $93.2 million and an unrealized loss on a derivative instrument of $183.2 million.

Statement of Operations:					N-Star CDOs(1)
Six months ended June 30, 2015:	Real Estate		CRE Debt	CRE Securities	CRE Securities	Corporate		European Real Estate(2)		Consolidated Total
Rental and escalation income	$344,722		$—	$—	$302	$—		$—		$345,024
Hotel related income	374,857		—	—	—	—		—		374,857
Resident fee income	129,206		—	—	—	—		—		129,206
Net interest income on debt and securities	3,381	(3)	56,869	31,998	23,317	5,625	(4)	—		121,190
Interest expense—mortgage and corporate borrowings	205,553		—	—	—	27,631		—		233,184
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(50,835)	(5)	55,781	72,362	4,337	(182,235)	(6)	—		(100,590)
Equity in earnings (losses) of unconsolidated ventures	111,379		—	—	—	—		—		111,379
Income tax benefit (expense)	(11,487)		(228)	(37)	—	—		—		(11,752)
Income (loss) from continuing operations	49,057		55,553	72,325	4,337	(182,235)		—		(963)
Income (loss) from discontinued operations	—		—	—	—	—		(97,655)	(7)	(97,655)
Net income (loss)	49,057		55,553	72,325	4,337	(182,235)		(97,655)		(98,618)
___________________________________

(1)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $2.8 million of collateral management fees were earned from CDO financing transactions, of which $1.2 million were eliminated in consolidation. The eliminated amounts are recorded as other revenue in the Corporate segment and as an expense in the N-Star CDO segment.

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

(5)	Primarily relates to transaction costs of $19.2 million and depreciation and amortization of $220.5 million.

(6)	Includes management fees to NSAM of $100.0 million.

(7)	Primarily relates to transaction costs of $107.0 million and depreciation and amortization of $16.2 million.

The following table presents total assets by segment as of June 30, 2016 and December 31, 2015 (dollars in thousands):

				N-Star CDOs(1)
Total Assets	Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate	Consolidated Total
June 30, 2016	$12,416,481	$269,833	$188,228	$399,327	$633,481	$13,907,350
December 31, 2015	$13,871,796	$661,348	$319,937	$422,953	$128,367	$15,404,401
______________________________________

(1)	Based on CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Assignment of mortgage note payable upon sale of real estate	$648,211	$—
Reclassification of operating real estate, net to assets held for sale	355,374	18,169
Reclassification of mortgage note payable to liabilities held for sale	223,582	12,290
Non-controlling interest – sale of subsidiary	88,604	—
Reclassification of intangible assets to assets held for sale	62,199	—
Reclassification of other assets to assets held for sale	42,692	—
Reclassification of restricted cash to assets held for sale	22,941	—
Escrow deposit payable related to CRE debt investments	7,620	38,823
Non-controlling interests—reallocation of interest in Operating Partnership	3,880	—
Amounts payable relating to improvements of operating real estate	2,253	—
Amounts payable relating to real estate related pending deal costs	2,087	—
Dividends payable related to RSUs	1,939	3,002
Conversion of exchangeable senior notes	856	11,228
Non-cash related to PE Investments	97	30,826
Reclassification of operating real estate to intangible assets	—	165,784
Reduction of assets and liabilities held for sale via taking title	—	28,962
Reclassification of other assets to operating real estate	—	25,577
Acquired assets and liabilities in connection with European real estate	—	19,178
Conversion of Deferred LTIP Units to LTIP Units	—	18,730

19.	Subsequent Events
Dividends
On August 2, 2016, the Company declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on August 19, 2016 to stockholders of record as of the close of business on August 15, 2016. On July 28, 2016, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on August 15, 2016 to stockholders of record as of the close of business on August 8, 2016.
Colony NorthStar Registration Statement
On July 29, 2016, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company, filed with the SEC a registration statement on Form S-4 that includes a joint proxy statement of NSAM, Colony and the Company and that also constitutes a prospectus of Colony NorthStar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in Item 1. “Financial Statements” of this report. References to “N-Star,” “NorthStar Realty,” the “Company,” “we,” “us” or “our” refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.
Introduction
We are a diversified commercial real estate company, with 91% of our total assets invested directly or indirectly in real estate. We generated 92% of our revenue from our real estate portfolio for the six months ended June 30, 2016. We invest in multiple asset classes across commercial real estate, or CRE, that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and in turn build long-term franchise value. However, given recent market conditions, we are currently focused on exploring sales to generate liquidity.
We are a Maryland corporation and completed our initial public offering in October 2004. We conduct our operations so as to continue to qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We are externally managed and advised by an affiliate of NorthStar Asset Management Group Inc. (NYSE: NSAM), which together with its affiliates is referred to as NSAM.
Significant Developments
Merger Agreement with NSAM and Colony Capital, Inc.
In June 2016, we announced that we entered into a merger agreement with NSAM and Colony Capital, Inc., or Colony, under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform, or Mergers. The transaction has been unanimously approved by our and NSAM’s special committee and board of directors and the board of directors of Colony.
Under the terms of the merger agreement, NSAM will redomesticate to Maryland and elect to be treated as a REIT beginning in 2017 and us and Colony, through a series of transactions, will merge with and into the redomesticated NSAM, which will be renamed Colony NorthStar, Inc. Our common stockholders will receive 1.0996 shares of Colony NorthStar’s common stock for each share of common stock they own. Holders of preferred stock will receive shares of preferred stock of Colony NorthStar that are substantially similar to the preferred stock held prior to the closing of the transaction. Upon completion of the transaction, NSAM stockholders will own approximately 32.85%, Colony stockholders will own approximately 33.25% and our stockholders will own approximately 33.90% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers.
The transaction is expected to close in January 2017, subject to, among other things, regulatory approvals and the receipt of NorthStar Realty’s, Colony’s and NSAM’s respective stockholder approvals.
Sales Initiatives
We continue to execute a series of sales initiatives including: (i) sales of all or portions of certain real estate assets; (ii) sales of all or a portion of our limited partnership interests in real estate private equity funds, or PE Investments; and (iii) sales and/or accelerated repayments of our CRE debt and securities investments.
Since the beginning of the fourth quarter 2015 through August 2016, assets sold or committed to sell totaled $4.5 billion, of which net proceeds to us received or expected to be received totaled approximately $1.9 billion.
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

•
Manufactured Housing - Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents. In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $615 million of net proceeds. We expect the transaction to close in the first quarter 2017. Such assets and related liabilities are classified as held for sale on our consolidated balance sheet.

•
Net Lease - Our net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants. We are in the process of redeeming our interests in a net lease industrial real estate portfolio, or Industrial Portfolio, for $169 million of net proceeds. We expect the transaction to close in the third quarter 2016; however, there is no assurance we will enter into a definitive agreement for the transaction on the contemplated terms, if at all.

•
Multifamily - Our multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. We entered into agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. In June 2016, we sold four multifamily properties for $33 million of net proceeds and expect to sell the remaining six properties in the third quarter 2016 for $53 million of net proceeds. We continue to explore the sale of the remaining two properties, including one accounted for as an investment in unconsolidated venture. Such assets and related liabilities are classified as held for sale on our consolidated balance sheet.

•	Multi-tenant Office - We pursue the acquisition of multi-tenant office properties currently focused on the western United States.

•
PE Investments - Our real estate business also includes investments (directly or indirectly in joint ventures) owning PE Investments managed by institutional quality sponsors and diversified by property type and geography. In February 2016, we sold substantially all of our interest in PE Investment II for $184 million of proceeds. In August 2016, we entered into an agreement to sell a portfolio of PE Investments for a gross sales price of $318 million with $44 million of deferred purchase price expected to be assumed as part of the transaction. We expect to receive $247 million of net proceeds in the fourth quarter 2016. There is no assurance we will consummate the transaction on the contemplated terms, if at all.

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

•
Commercial Real Estate Securities - Our CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities, mostly conduit commercial mortgage-backed securities, or CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invest in opportunistic CRE securities such as an investment in a “B-piece” CMBS. In 2016, we sold certain CRE securities for $54 million of net proceeds.

We have the ability to invest in a broad spectrum of commercial real estate assets and seek to provide attractive risk-adjusted returns. Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital. Additionally, we have pursued opportunistic investments across all our business lines including CRE equity and debt investments. Examples of opportunistic investments have included PE Investments, strategic joint ventures and repurchasing our CDO bonds at a discount to their principal amount.
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
The availability of attractive long-term, non-recourse, non mark-to-market, assignable financing through the CMBS and agency financing markets bolstered opportunities to acquire real estate in the past few years. For longer duration, stable investment cash flow such as those derived from net lease assets, we tend to use fixed rate financing. For investment cash flow with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow and potential increases in interest rates.
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $200 million. Additionally, we have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In November 2012 and August 2013, we, and on behalf of NorthStar Income entered into securitization financing transactions with an aggregate $610 million of principal amount of bonds issued providing permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments of ours and NorthStar Income. We will continue to seek to use the capital markets to finance any new debt investments. In January 2015, Securitization 2012-1 with $228 million principal amount of original bonds issued was repaid in full.
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
We believe that we maintain a competitive advantage through a combination of deep industry relationships and access to market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. Our ability to invest across the spectrum of commercial real estate investments allows us to take advantage of complementary and overlapping sources of investment opportunities based on a common reliance on CRE fundamentals and application of similar underwriting and asset management skills as we seek to maximize stockholder value and to protect our capital. However, we are currently focused on exploring sales to generate liquidity.

Our Investments
The following table presents our investments as of June 30, 2016 and pro forma for sales and commitments to sell through August 2, 2016 (refer to the below for further discussion) (dollars in thousands):

			Pro Forma
	Amount(1)%		Amount		%
Real Estate
Healthcare(2)	$5,769,880	29.3%	$5,738,186	(3)	32.9%
Hotel	3,438,474	17.4%	3,438,474		19.7%
Manufactured housing communities (held for sale)	1,769,326	9.0%	—	(4)	—%
Net lease(5)	752,299	3.8%	752,299		4.3%
Multifamily (held for sale)	262,298	1.3%	93,468	(6)	0.5%
Multi-tenant office	177,002	0.9%	177,002		1.0%
Subtotal	12,169,279	61.7%	10,199,429		58.4%
Private equity fund investments	841,816	4.3%	521,968	(7)	3.0%
Corporate investments(8)	109,058	0.6%	109,058		0.6%
Total real estate	13,120,153	66.6%	10,830,455		62.0%
CRE Debt
CRE debt	375,686	1.9%	375,686		2.2%
CRE debt of consolidated N-Star CDOs	39,676	0.2%	39,676		0.2%
Other	16,529	0.1%	16,529		0.1%
Total CRE debt	431,891	2.2%	431,891		2.5%
CRE Securities
N-Star CDO bonds(9)	511,122	2.6%	511,122		2.9%
N-Star CDO equity	63,931	0.3%	63,931		0.4%
Other securities	63,025	0.3%	63,025		0.4%
Total CRE securities	638,078	3.2%	638,078		3.7%
Subtotal	14,190,122	72.0%	11,900,424		68.2%
Assets underlying RXR Realty(10)	3,871,036	19.6%	3,871,036		22.2%
Assets underlying SteelWave(11)	970,661	4.9%	970,661		5.6%
Assets underlying deconsolidated CRE Debt CDOs(12)	676,612	3.5%	676,612		4.0%
Grand total	$19,708,431	100.0%	$17,418,733		100.0%
____________________________________________________________

(1)
Based on cost for real estate investments which includes net purchase price allocation related to net intangibles, deferred costs and other assets, if any, fair value for PE Investments and includes the deferred purchase price for PE Investment II, carrying value for our corporate investments, principal amount for our CRE debt and securities investments and amortized cost for N-Star CDO equity. Represents 100% of all real estate assets in consolidated joint ventures.

(2)
Includes $438 million of Sterling denominated real estate in the United Kingdom owned in connection with the acquisition of Griffin-American Healthcare REIT II, Inc., or Griffin-American or the Griffin-American Portfolio.

(3)	In April 2016, a purchase option on one of our healthcare properties was exercised by the tenant.

(4)
In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $615 million of net proceeds, including a $50 million deposit made by the buyer. We expect the transaction to close in the first quarter 2017.

(5)
We are in the process of redeeming our interests in our Industrial Portfolio for $169 million of net proceeds. We expect the transaction to close in the third quarter 2016; however, there is no assurance we will enter into a definitive agreement for the transaction on the contemplated terms, if at all.

(6)
We entered into agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. In June 2016, we sold four multifamily properties for $33 million of net proceeds and expect to sell the remaining six properties in the third quarter 2016 for $53 million of net proceeds. We continue to explore the sale of the remaining two properties.

(7)
In August 2016, we entered into an agreement to sell a portfolio of PE Investments for a gross sales price of $318 million with $44 million of deferred purchase price expected to be assumed as part of the transaction. We expect to receive $247 million of net proceeds in the fourth quarter 2016. There is no assurance we will consummate the transaction on the contemplated terms, if at all. Refer to Related Party Arrangements for further disclosure.

(8)	Represents our investments in RXR Realty LLC, or RXR Realty, Aerium Group, or Aerium, and SteelWave, LLC (formerly known as Legacy Partners Commercial LLC), or SteelWave.

(9)	Includes N-Star CDO bonds with a principal amount of $140 million related to CRE securities CDOs that are eliminated in consolidation.

(10)
Represents our proportionate interest in RXR Realty’s total assets under management, as of June 30, 2016, comprised of primarily Class-A real estate investments in the New York Tri-State area, less our corporate investment in RXR Realty.

(11)	Represents our proportionate interest in SteelWave’s total assets under management, as of December 31, 2015, less our corporate investment in SteelWave.

(12)
Represents assets of deconsolidated N-Star CDOs and is based on the respective remittance report issued on the date nearest to June 30, 2016. This amount excludes $435 million of aggregate principal amount of N-Star CDO bonds and amortized cost of N-Star CDO equity of such deconsolidated N-Star CDOs included in CRE securities.

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
Our Portfolio
As of June 30, 2016, $18.0 billion, or 91%, of our assets were invested directly in real estate properties, indirectly through our PE Investments, corporate interests and our proportionate interest in the assets under management of RXR Realty and SteelWave. The following table presents our direct investments in real estate properties as of June 30, 2016 (refer to the below for further discussion) (dollars in thousands):

Type	Number of Properties	Amount(1)	% of Portfolio	Capacity		Primary Locations
Healthcare
Medical office buildings (MOB)	149	$2,121,695	17.4%	6.0 million	square feet	IN, TX, GA, CO, IL
Net lease
Skilled nursing facilities (SNF)(2)	107	1,344,115	11.0%	12,550	beds	FL, PA, IL, IN, VA
Assisted living facilities (ALF)	82	853,581	7.0%	4,300	units	UK, NC, OR, MN, IN
Hospital (HOS)	14	259,488	2.1%	800	beds	CA, MO, TX
Senior housing-operating
Assisted living facilities - RIDEA (ALF-RIDEA)	109	1,191,001	9.8%	6,300	units	IL, OR, OH, TX, MA, WA
Subtotal	461	5,769,880	47.3%
Hotel	167	3,438,474	28.3%	22,091	rooms	TX, FL, NJ, CA, VA
Manufactured housing communities (held for sale)(3)	135	1,769,326	14.5%	32,256	pad sites	CO, UT, FL, TX, WY, NY
Net lease
Industrial (held for sale)(4)	35	380,097	3.1%	6.1 million	square feet	CA, IL, FL, GA, MI
Office(5)	16	307,982	2.5%	2.1 million	square feet	CA, FL, NJ, UT
Retail	10	64,220	0.5%	467,971	square feet	NH, MA, ME
Subtotal	61	752,299	6.1%
Multifamily (held for sale)(5)(6)	8	262,298	2.2%	3,292	units	TN, GA, FL
Multi-tenant office	13	177,002	1.6%	1.0 million	square feet	CO, TX, CA
Total	845	$12,169,279	100.0%
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $624 million related to net intangibles. Additionally, includes $62 million of notes receivable and $240 million of escrows and other assets.

(2)	Includes three properties with a cost of $14 million owned pursuant to a RIDEA structure.

(3)
In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $615 million of net proceeds. We expect the transaction to close in the first quarter 2017.

(4)
We are in the process of redeeming our interests in our Industrial Portfolio for $169 million of net proceeds. We expect the transaction to close in the third quarter 2016; however, there is no assurance we will enter into a definitive agreement for the transaction on the contemplated terms, if at all.

(5)	Includes our interest in joint ventures that own a net lease property and multifamily property of $27 million and $40 million, respectively.

(6)
We entered into agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. In June 2016, we sold four multifamily properties for $33 million of net proceeds and expect to sell the remaining six properties in the third quarter 2016 for $53 million of net proceeds. We continue to explore the sale of the remaining two properties.

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
As of June 30, 2016, $5.8 billion, or 29.3%, of our assets were invested in healthcare properties. The following presents a summary of our healthcare portfolio and diversity across property type based on net cash flow:

		Healthcare by Property Type
Total Healthcare Portfolio	$5.8 billion
Number of facilities	461
Number of units/beds(1)	23,950

Weighted average occupancy(2)	86%
Weighted average lease coverage	1.7x
Weighted average lease term	8.5 years

Net cash flow related to:
Medical office buildings	27%
Net lease	51%
Senior operating facilities - RIDEA	22%
___________________________________

(1)	Represents number of units for ALF property types and number of beds for SNF property types.

(2)
Represents weighted average occupancy for ALF, SNF, and hospital property types based on number of units/beds. Percentage excludes medical office buildings, which has a weighted average occupancy of 90%, based on square footage.

Hotel Portfolio
Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands. As of June 30, 2016, $3.4 billion, or 17.4%, of our assets were invested in hotel properties.
The following presents a summary of our hotel portfolio and diversity across geographic location based on number of rooms:

		Hotel by Geographic Location
Total Hotel Portfolio	$3.4 billion
Number of hotels	167
Number of rooms	22,091
Weighted average occupancy	79%

Rooms by brand:
Marriott	75%
Hilton	16%
Starwood	4%
Hyatt	4%
Intercontinental	1%

Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case. In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $615 million of net proceeds. We expect the transaction to close in the first quarter 2017.
As of June 30, 2016, $1.8 billion, or 9.0%, of our assets were invested in manufactured housing communities. The following presents a summary of our manufactured housing communities portfolio and diversity across geographic location based on net cash flow:

		Manufactured Housing Communities by Geographic Location
Total Manufactured Housing Portfolio	$1.8 billion
Number of communities	135
Number of pad rental sites	32,256
Number of manufactured homes	4,124
Number of states	13
Weighted average occupancy	86%

Net cash flow related to:
Pad rental sites	92%
Other	8%
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

As of June 30, 2016, $752 million, or 3.8%, of our assets were invested in net lease properties, including one property owned through an unconsolidated joint venture. We are in the process of redeeming our interests in our Industrial Portfolio for $169 million of net proceeds. We expect the transaction to close in the third quarter 2016; however, there is no assurance we will enter into a definitive agreement for the transaction on the contemplated terms, if at all.
The following presents a summary of our net lease portfolio and diversity across geographic location based on number of properties:

		Net Lease by Geographic Location
Total Net Lease Portfolio	$752 million
Number of properties	61
Number of states	23
Total square feet	8.7 million
Weighted average occupancy	96%
Weighted average lease term	9 years

Net cash flow related to:
Industrial	57%
Office	36%
Retail	7%
Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that we believe are well suited to capture the formation of new households. We entered into agreements to sell ten multifamily properties for $307 million with $210 million of mortgage financing expected to be assumed as part of the transaction. In June 2016, we sold four multifamily properties for $33 million of net proceeds and expect to sell the remaining six properties in the third quarter 2016 for $53 million of net proceeds. We continue to explore the sale of the remaining two properties. There is no assurance we will enter into any transactions on favorable terms, if at all.
As of June 30, 2016, $262 million, or 1.3%, of our assets were invested in multifamily properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our multifamily portfolio and diversity across geographic location based on net cash flow:

		Multifamily by Geographic Location
Total Multifamily Portfolio	$262 million
Number of properties	8
Number of states	5
Number of units	3,292

Weighted average occupancy	96%

Multi-tenant Office
We, through a joint venture with SteelWave, acquired multi-tenant office properties in the western United States. As of June 30, 2016, $177 million, or 0.9%, of our assets were invested in multi-tenant office properties. The following presents a summary of our multi-tenant office portfolio and diversity across geographic location based on cost:

		Multi-tenant Office by Geographic Location
Total Multi-tenant Office Portfolio	$177 million
Number of properties	13
Number of states	3
Total square feet	1,021,400

Weighted average occupancy	86%
PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. In February 2016, we sold substantially all of our interest in PE Investment II for proceeds of $184 million. In August 2016, we entered into an agreement to sell a portfolio of PE Investments for a gross sales price of $318 million with $44 million of deferred purchase expected to be assumed as part of the transaction. We expect to receive $247 million of net proceeds in the fourth quarter 2016. There is no assurance we will consummate the transaction on the contemplated terms, if at all. Refer to Related Party Arrangements for further disclosure. As of June 30, 2016, $842 million, or 4.3%, of our assets were invested in PE Investments through unconsolidated ventures or direct investments. The following tables present a summary of our PE Investments (dollars in millions):

							Underlying Fund Interests
PE Investment(1)	Initial Closing Date	Amount	Number of Funds		Number of General Partners		Assets, at Cost	Implied Leverage(3)
PE Investment I(4)	February 15, 2013	$111.9	49		26		$16,000	43.7%
PE Investment II(5)	July 3, 2013	5.0	24		15		18,300	36.5%
PE Investment III	December 31, 2013	29.5	8		4		1,800	47.7%
PE Investment IV	May 30, 2014	7.0	1		1		600	43.7%
PE Investment V	July 1, 2014	6.8	3		1		400	50.2%
PE Investment VI	July 30, 2014	54.4	14		10		4,700	48.2%
PE Investment VII	August 15, 2014	22.4	10		9		500	38.3%
PE Investment IX	October 2, 2014	45.5	6		6		3,900	17.4%
PE Investment X	December 4, 2014	58.8	8		4		1,300	58.7%
PE Investment XII	May 5, 2015	2.5	1		1		700	28.1%
PE Investment XIII	May 22, 2015	175.4	5		3		1,000	52.3%
PE Investment XIV	September 9, 2015	2.8	3		3		1,200	83.2%
Subtotal(2)		522.0	132		83		50,400
PE Investment Sale(6)		319.8	41		15		28,200	34.2%
Total		$841.8	173	(7)	98	(7)	$78,600
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of March 31, 2016, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)
Includes an estimated $6 million of expected future contributions to funds and $6 million of deferred purchase price as of June 30, 2016. The actual amount of future contributions underlying the fund interests that may be called and funded by us could vary materially from our expectations.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	We, together with NorthStar Real Estate Income Trust, Inc., or NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.

(5)
In February 2016, we sold substantially all of our interest in PE Investment II for proceeds of $184 million. In connection with the sale, the buyers assumed substantially all of our $243 million portion of the deferred purchase price obligation of the joint venture.

(6)
In August 2016, we entered into an agreement to sell a portfolio of PE Investments for a gross sales price of $318 million with $44 million of deferred purchase price expected to be assumed as part of the transaction. We expect to receive $247 million of net proceeds in the fourth quarter 2016. There is no assurance we will consummate the transaction on the contemplated terms, if at all. Refer to Related Party Arrangements for further disclosure.

(7)	Includes 28 funds and 21 general partners held across multiple PE Investments.

	Our Proportionate Share of PE Investments
	June 30, 2016
	Three Months Ended	Six Months Ended	Inception to Date(2)
Income(1)	$23.7	$61.2	$475.9
Return of capital	27.0	72.3	881.2
Total distributions(3)	50.7	133.5	1,357.1
Contributions	1.6	2.5	108.3
Net	$49.1	$131.0	$1,248.8
__________________________________________________

(1)
Recorded in equity in earnings in the consolidated statements of operations. We did not record any equity in earnings for the three months ended June 30, 2016 for the portfolio of PE Investments that we entered into an agreement to sell. For the three months ended June 30, 2016, we recorded an unrealized loss of $0.8 million in connection with this agreement.

(2)	Represents activity from the respective initial closing date through June 30, 2016.

(3)	Excludes proceeds of $184 million in connection with the sale of substantially all of our interest in PE Investment II.
The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of March 31, 2016:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
Corporate Investments
RXR Realty
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on Class-A real estate investments in the New York Tri-State area. The investment includes an approximate 27% equity interest in RXR Realty, which represented a carrying value of $98 million as of June 30, 2016. As of June 30, 2016, our proportionate interest in RXR Realty’s assets under management totals $3.9 billion.
SteelWave
In September 2014, we entered into a debt and equity investment with SteelWave, comprised of a 40% interest in the common equity of certain entities affiliated with SteelWave. SteelWave is a leading real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment in SteelWave represented a carrying value of $8 million as of June 30, 2016. As of December 31, 2015, our proportionate interest in SteelWave’s assets under management totals $971 million.
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
Our Portfolio
As of June 30, 2016, $376 million, or 1.9%, of assets were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs, consisting of 20 loans with an average investment size of $19 million and weighted average extended maturity of 6.5 years. We directly originated approximately 91% of our current portfolio of CRE debt investments (excluding debt investments acquired in connection with Griffin-American).

The following table presents a summary of our CRE debt investments as of June 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount(2)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR(3)	Yield
Asset Type:
First mortgage loans	6	$147,000	$119,893	39.1%	6.98%	8.61%	4.60%	43.3%
Mezzanine loans	6	22,480	18,653	6.0%	9.08%	2.72%	7.09%	49.8%
Subordinate interests	4	170,651	169,476	45.4%	12.67%	5.69%	8.63%	58.6%
Corporate loans	4	35,555	31,070	9.5%	12.92%	—	14.79%	—
Total/Weighted average(1)	20	$375,686	$339,092	100.0%	12.40%	9.73%	7.69%	46.6%
____________________________________________________________

(1)	Excludes amounts underlying our N-Star CDOs.

(2)	Based on principal amount.

(3)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of June 30, 2016 and for CRE debt with a LIBOR floor greater than LIBOR, using such floor.

(4)	Assuming that all loans that have future fundings meet the terms to qualify for such funding, our cash requirement on future fundings would be $7.8 million.
The following presents our $376 million CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

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

Our CRE securities portfolio is predominately comprised of N-Star CDO bonds and N-Star CDO equity of our deconsolidated N-Star CDOs and includes other securities, mostly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We have also invested in opportunistic CRE securities such as an investment in a “B-piece” CMBS. More recently, we are pursuing the sale of certain of our CRE securities. In 2016, we sold five CRE securities for $54 million of net proceeds.
The following table presents our interest in the N-Star CDOs as of June 30, 2016 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)(3)
AAA	2	$108,900
AA through BBB	18	241,776
Below investment grade	10	160,446
	30	511,122
N-Star CDO equity(4)	4	63,931
Total	34	$575,053
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity.

(2)	Based on original credit rating. Includes N-Star CDO bonds with a principal amount of $140 million related to our securities CDOs that are eliminated in consolidation.

(3)
Unencumbered N-Star CDO bonds are owned by us, of which $377 million of principal amount were repurchased at a discount to par at a weighted average original credit rating of A / A2 and a weighted average purchase price of 37%.

(4)	Represents our equity interests in the deconsolidated CRE debt N-Star CDOs.

The following table presents a summary of our deconsolidated N-Star CRE debt CDOs as of June 30, 2016 (dollars in thousands):

Issue/Acquisition Date	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of June 30, 2016(1)
Assets, principal amount	$196,452	$567,149	$119,898		$444,750		$1,328,249
CDO bonds, principal amount(2)	127,866	395,314	103,678		374,867		1,001,725
Net assets	$68,586	$171,835	$16,220		$69,883		$326,524

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$288	$3,726	$569		$435		$5,018
Collateral management and other fees(4)	228	646	58		192		1,124
Interest coverage cushion at June 30, 2016 (IC)(1)	859	6,779	410		1,160
Overcollateralization cushion (OC)
At June 30, 2016(1)	57,547	153,897	9,880		74,453
At offering	17,412	42,193	5,987	(5)	(151,595)	(6)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to June 30, 2016.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on cash receipts.

(5)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(6)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.

The following presents the diversity across property type and geographic location of the CRE debt in our deconsolidated N-Star CDOs, based on principal amount, as of June 30, 2016:

Assets of N-Star Debt CDOs by Property Type	Assets of N-Star Debt CDOs by Geographic Location

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
Outlook and Recent Trends
The U.S. economy demonstrated improvement in 2015, which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy continues to show strength through the first half of 2016 with less than 5% unemployment and improvement in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow global growth and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and it is unclear when or if the Federal Reserve will further adjust the Federal Funds Rate, especially in light of certain global events described below.
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
In June 2016, a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies especially European markets, the U.K.’s economy and the British Pound Sterling. In addition, dramatic political change in the United Kingdom has resulted including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for “Brexit” and the long-term impacts to the global, European and British economies. All of the major European banks have been actively easing monetary policy resulting in a very low, and in some cases negative, interest rate environment. This includes The Bank of England which remains poised for further monetary and financial policy action should the U.K.’s economy enter a downturn. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” may have a significant impact on the overall global economic environment.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive in the first half of 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that the markets may be entering the late stage of the current real estate cycle and, in certain markets, rent growth and capitalization rate compression has started to slow. In addition, one of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced.
Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, April and June 2016 were the two lowest private-label CMBS origination months in four years and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. This trend is potentially one symptom that could point to difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may have a negative impact on the overall real estate market.
The recent volatility in the equity market has and may continue to diminish our capital raising activity. A return to weak economic conditions in the future, such as those of the credit crisis of 2008, could reduce a tenant’s/operator’s/resident’s/guest’s ability to make payments in accordance with the contractual terms and could weaken demand for companies to lease or occupy new space. To the extent that market rental and occupancy rates weaken, property-level cash flow could be negatively affected, and therefore, reduce our ability to make distributions to stockholders.

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
Availability and cost of capital impacts our profitability and earnings since we would be required to raise new capital to fund a majority of this growth. Given recent market conditions, we are currently focused on exploring sales to generate liquidity to reduce our corporate recourse borrowings and prudently manage our portfolio so it is well positioned.
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
In addition, we have a loan facility of $200 million to finance the origination of CRE first mortgage loans. In April 2016, our loan facility was repaid. Additionally, we have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitization financing transactions with an aggregate $610 million of principal amount of bonds issued to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities. In January 2015, Securitization 2012-1 with $228 million principal amount of original bonds issued was repaid in full.
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
The availability of attractive long-term, non-recourse, non mark-to-market assignable financing through the CMBS and agency financing markets bolstered opportunities to acquire real estate in the past few years. For longer duration, stable investment cash flow such as those derived from net lease assets, we tend to use fixed rate financing. For investment cash flow with greater growth potential such as hotels and healthcare under a RIDEA structure, we tend to use floating rate financing which provides prepayment flexibility and may provide a better match between underlying cash flow and potential increases in interest rates.

Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt, which currently provide for up to $200 million. Additionally, we have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into securitized financing transactions (Securitization 2012-1 and Securitization 2013-1) with an aggregate $610 million of principal amount of bonds issued providing permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments of ours and NorthStar Income. In January 2015, Securitization 2012-1 with $228 million principal amount of original bonds issued was repaid in full. We will continue to seek to use the capital markets to finance any new debt investments. In April 2016, our loan facility was repaid.
With respect to corporate-level financing, in August 2014, we entered into a Corporate Revolver with certain commercial bank lenders, with a total current commitment of $250 million. In September 2014, we entered into a corporate term borrowing with a commercial bank lender with respect to the establishment of term borrowings. However, given recent market conditions, we are currently focused on exploring sales to generate liquidity. In February 2016, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives. Refer to Liquidity and Capital Resources for further discussion.
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
We may syndicate a portion of the CRE debt investments that we originate or sell the CRE debt investments individually. When a transaction meets the criteria for sale accounting, we will derecognize the CRE debt investment sold and recognize gain or loss based on the difference between the sales price and the carrying value of the CRE debt investment sold. Any related unamortized deferred origination fee, original issue discount, loan origination costs, discount or premium at the time of sale are recognized as an adjustment to the gain (loss) on sale, which is included in interest income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of interest income.
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
Deferred Costs
Deferred costs primarily include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. Costs related to revolving credit facilities are recorded in other assets and are amortized to interest expense using the straight-line basis over the term of the facility. Costs related to other borrowings are recorded net against the carrying value of such borrowings and are amortized to interest expense using the effective interest method. Unamortized deferred financing costs are expensed when the associated facility is repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not occur. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and are recorded to depreciation and amortization in the consolidated statements of operations.
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. We analyze goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations. For the six months ended June 30, 2016, there were no triggering events that required a test of impairment of goodwill.
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
Revenue Recognition
Operating Real Estate
Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. Rental revenue recognition commences when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable in other assets on our consolidated balance sheets. We amortize any tenant inducements as a reduction of revenue utilizing the straight-line method over the term of the lease. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.
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
An allowance for a doubtful account for a receivable is established based on a periodic review of aged receivables resulting from estimated losses due to the inability of such tenant/operator/resident/guest to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future lessee credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.
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
In June 2016, the FASB issued guidance which changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year of origination, for most financing receivables. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. We are evaluating the impact that this guidance will have on our consolidated financial position, results of operations and financial statement disclosures.
Results of Operations
Comparison of the Three Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):
The following table represents our results of operations for the three months ended June 30, 2016 and 2015 (dollars in thousands).
The consolidated financial statements for the three months ended June 30, 2016 represent our results of operations following the NRE Spin-off on October 31, 2015. The three months ended June 30, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations.

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Property and other revenues
Rental and escalation income	$170,758	$179,982	$(9,224)	(5.1)%
Hotel related income	221,962	206,130	15,832	7.7%
Resident fee income	73,428	65,833	7,595	11.5%
Other revenue	4,269	3,736	533	14.3%
Total property and other revenues	470,417	455,681	14,736	3.2%
Net interest income
Interest income	37,515	59,509	(21,994)	(37.0)%
Interest expense on debt and securities	1,535	1,979	(444)	(22.4)%
Net interest income on debt and securities	35,980	57,530	(21,550)	(37.5)%
Expenses
Management fee, related party	46,656	51,744	(5,088)	(9.8)%
Interest expense—mortgage and corporate borrowings	117,945	120,175	(2,230)	(1.9)%
Real estate properties—operating expenses	233,532	222,824	10,708	4.8%
Other expenses	7,445	7,890	(445)	(5.6)%
Transaction costs	8,776	16,550	(7,774)	(47.0)%
Provision for (reversal of) loan losses, net	(1,160)	284	(1,444)	(508.5)%
General and administrative expenses
Compensation expense	7,483	9,384	(1,901)	(20.3)%
Other general and administrative expenses	4,139	4,864	(725)	(14.9)%
Total general and administrative expenses	11,622	14,248	(2,626)	(18.4)%
Depreciation and amortization	87,558	112,376	(24,818)	(22.1)%
Total expenses	512,374	546,091	(33,717)	(6.2)%
Other income (loss)
Unrealized gain (loss) on investments and other	(106,923)	(14,708)	(92,215)	627.0%
Realized gain (loss) on investments and other	(13,084)	(607)	(12,477)	2,055.5%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(125,984)	(48,195)	(77,789)	161.4%
Equity in earnings (losses) of unconsolidated ventures	31,129	57,736	(26,607)	(46.1)%
Income tax benefit (expense)	(919)	(10,088)	9,169	(90.9)%
Income (loss) from continuing operations	(95,774)	(547)	(95,227)	17,409.0%
Income (loss) from discontinued operations	—	(83,795)	83,795	(100.0)%
Net income (loss)	$(95,774)	$(84,342)	$(11,432)	13.6%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income decreased $9.2 million, primarily attributable to the loss of income due to the sale of our Senior Housing Portfolio in March 2016 ($13.5 million), lower income from our healthcare properties which transitioned to a RIDEA structure in 2015 ($1.2 million) and lower income from our net lease and remaining healthcare properties ($0.2 million), offset by increased income from our manufactured housing portfolio ($5.9 million), all in our real estate segment.
Hotel Related Income
Hotel related income increased $15.8 million primarily related to two hotel acquisitions in 2015 in our real estate segment.
Resident Fee Income
Resident fee income increased $7.6 million, primarily related to our healthcare properties which transitioned to a RIDEA structure in 2015 ($6.5 million), in our real estate segment.
Other Revenue
Other revenue increased $0.5 million primarily due to an increase in real estate related fees in our real estate segment.
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

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments, sales and repayments during the periods (dollars in thousands):

	Three Months Ended June 30,
	2016				2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments(4)	$446,038	$14,913	13.37%		$925,031	$28,326	12.25%
CRE securities investments	764,768	22,602	11.82%		924,749	31,183	13.49%
	$1,210,806	37,515	12.39%		$1,849,780	59,509	12.87%
Interest-bearing liabilities:
CDO bonds payable	$414,143	$1,110	3.41%	(5)	$541,801	$1,308	3.19%	(5)
Loan facilities	25,188	322	5.11%		65,903	671	5.42%
Secured borrowing	53,595	103	0.76%		—	—	—
	$492,926	1,535	3.21%		$607,704	1,979	3.47%
Net interest income		$35,980				$57,530
____________________________________________________________

(1)
Based on amortized cost for CRE debt and securities investments, principal amount for CDO bonds payable, loan facilities and secured borrowing. All amounts are calculated based on quarterly averages with the exception of the loan facility amount in 2016 which represents the final balance upon payoff. Additionally, amounts include manufactured housing notes receivables recorded in other assets based on carrying value.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)
Includes $1.5 million and $1.4 million of interest income related to manufactured housing notes receivables recorded in other assets and included in our real estate segment for the three months ended June 30, 2016 and 2015, respectively.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $2.4 million and $3.0 million of net cash payments on interest rate swaps in our consolidated N-Star CDOs recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively.

Interest income decreased $22.0 million, primarily attributable to decreased income on debt investments due to payoffs and sales ($13.6 million) in our CRE debt segment, decreased income on investments in our consolidated CDOs ($6.4 million) in our N-Star CDOs - CRE securities segment and decreased income on investments in deconsolidated N-Star CDO bonds and equity notes ($2.0 million), in our CRE securities segment.
Interest expense decreased $0.4 million, primarily attributable to lower interest expense on our loan facility ($0.6 million) which was paid off in April 2016, offset by increased interest expense related to a secured borrowing ($0.1 million), both in our CRE debt segment.
Expenses
Management Fee, Related Party
Management fee, related party decreased $5.1 million primarily related to the spin-off of NorthStar Europe, in our corporate segment.
Interest Expense—Mortgage and Corporate Borrowings
Interest expense on mortgage and corporate borrowings decreased $2.2 million, primarily attributable to lower interest expense on our corporate borrowings ($4.5 million) in our corporate segment and the sale of our Senior Housing Portfolio in March 2016 ($3.2 million), offset by increased interest expense related to new mortgage and other notes payable associated with new property acquisitions in 2015 ($5.5 million), both in our real estate segment.
Real Estate Properties—Operating Expenses
Real estate operating expenses primarily relate to utilities, real estate taxes, insurance and repair and maintenance expense and with respect to RIDEA properties, salaries, food and beverage and resident services. Real estate properties operating expenses increased $10.7 million, primarily attributable to hotel acquisitions in 2015 ($13.2 million) and our healthcare properties which transitioned to a RIDEA structure in 2015 ($4.2 million), offset by the sale of our Senior Housing Portfolio in March 2016 ($7.5 million), all in our real estate segment.

Other Expenses
Other expenses primarily represents third-party asset management, audit and legal fees and other administrative related fees related to portfolio management of our real estate segment and other expenses such as legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs. Other expenses decreased $0.4 million primarily related to sales in our real estate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, merger related costs, dead deal costs and restructuring costs which are related to specific transactions. For the three months ended June 30, 2016, transaction costs of $8.8 million primarily related to costs incurred in connection with the merger agreement with NSAM and Colony, in our corporate segment. For the three months ended June 30, 2015, transaction costs of $16.6 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to the acquisitions and restructurings related to our healthcare portfolios ($13.0 million) and our hotel acquisitions ($3.3 million), both in our real estate segment.
Provision for (Reversal of) Loan Losses, Net
For the three months ended June 30, 2016, reversal of loan losses, net of $1.2 million related to two loans ($1.3 million) in our CRE debt segment, offset by notes receivable related to our manufactured housing portfolio ($0.1 million) in our real estate segment. For the three months ended June 30, 2015, provision for loan losses, net primarily related to a provision for loan loss relating to manufactured housing notes receivable in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $2.6 million primarily attributable to the following:
The following table presents compensation expense for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
Salaries and related expenses	$1,879	$1,680	$199
Equity-based compensation expense	5,604	7,704	(2,100)
Total	$7,483	$9,384	$(1,901)
Compensation expense decreased $1.9 million primarily due to equity-based compensation expense related to lower grants issued subsequent to the spin-off of NSAM.
Other general and administrative expenses decreased $0.7 million related to lower corporate expenses.
Depreciation and Amortization
Depreciation and amortization expense decreased $24.8 million, primarily related to our manufactured housing and multifamily properties which were classified as held for sale in 2015 ($19.1 million) and the sale of our Senior Housing Portfolio in March 2016 ($4.7 million), all in our real estate segment.

Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following tables present a summary of unrealized gain (loss) on investments and other by operating segment for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30, 2016
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate		Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$(2,004)	$(1,868)	$—		$(3,872)
PE Investments(1)(2)	(5,176)	—	—	—		(5,176)
CDO bonds payable, at fair value(1)	—	—	(1,540)	—		(1,540)
Junior subordinated notes, at fair value(1)	—	—	—	(9,129)		(9,129)
Derivatives, at fair value	(170)	—	2,312	(72,600)	(3)	(70,458)
Foreign currency remeasurement(4)	(13,249)	—	—	(7)		(13,256)
Investments in unconsolidated ventures(1)	(1,070)	—	—	—		(1,070)
Subtotal unrealized gain (loss)	(19,665)	(2,004)	(1,096)	(81,736)		(104,501)
Net cash payments on derivatives	(12)	—	(2,410)	—		(2,422)
Total unrealized gain (loss) on investments and other	$(19,677)	$(2,004)	$(3,506)	$(81,736)		$(106,923)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)
Includes a $4.4 million unrealized loss which represented an unwind of an unrealized gain of $32.6 million recorded for the year ended December 31, 2014 and a $0.8 million unrealized loss related to an agreement to sell a portfolio of PE Investments.

(3)	Includes an unrealized loss on a derivative instrument of $73.1 million.

(4)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in British Pounds.

	Three Months Ended June 30, 2015
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$22,645	$(5,100)	$—	$17,545
PE Investments(1)	(8,917)	—	—	—	(8,917)
CDO bonds payable, at fair value(1)	—	—	(4,387)	—	(4,387)
Junior subordinated notes, at fair value(1)	—	—	—	9,927	9,927
Derivatives, at fair value	(270)	—	2,680	(30,734)	(28,324)
Foreign currency remeasurement(2)	10,793	—	—	1,009	11,802
Investments in unconsolidated ventures	(9,343)	—	—	—	(9,343)
Subtotal unrealized gain (loss)	(7,737)	22,645	(6,807)	(19,798)	(11,697)
Net cash payments on derivatives	(85)	—	(2,926)	—	(3,011)
Total unrealized gain (loss) on investments and other	$(7,822)	$22,645	$(9,733)	$(19,798)	$(14,708)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in British Pounds.

Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other by segment for the three months ended June 30, 2016 and 2015 (dollars in thousands):

		Three Months Ended June 30,
Description	Segment	2016	2015
Sale of real estate investments	Real Estate	$10,063	$—
Sale of CRE debt	CRE Debt	385	(84)
Foreclosure of real estate(1)	Real Estate	(16,091)	—
Other-than-temporary impairment	CRE Securities	(5,088)	(1,421)
Sale of manufactured homes	Real Estate	(1,088)	(710)
Sales/repayments from N-Star CDO bonds and securities(2)	CRE Securities	—	1,577
Other	Various	(1,265)	31
Total		$(13,084)	$(607)
_________________________________________________________

(1)
Represents three properties conveyed back to the lender with an additional property with a carrying value of $16.4 million that we expect to convey in the third quarter 2016. At such time, we expect to record a realized gain of $41.2 million upon extinguishment related to such borrowing.

(2)	Represents accelerated amortization on N-Star CDO bonds.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents a summary of our equity in earnings (losses) of unconsolidated ventures, substantially all of which is generated from investments in our real estate segment, for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)
PE Investments	$23,652	$52,396	$(28,744)
Investment in RXR Realty	6,355	4,183	2,172
Other unconsolidated ventures	1,122	1,157	(35)
Total	$31,129	$57,736	$(26,607)

Income Tax Benefit (Expense)
Income tax expense for the three months ended June 30, 2016 represents a net expense of $0.9 million primarily related to a provision for income tax for our hotel properties and our corporate interest in RXR Realty, offset by an income tax benefit related to our PE Investments, all in our real estate segment. Income tax expense for the three months ended June 30, 2015 represents a net expense of $10.1 million primarily related to a provision for income tax for our PE Investments, our corporate interest in RXR Realty, our hotel properties and our healthcare properties, all in our real estate segment.
Discontinued Operations
Income (Loss) from Discontinued Operations
For the three months ended June 30, 2015, we recorded a $83.8 million loss included in discontinued operations associated with NorthStar Europe which represented a carve-out revenues of $32.2 million and expenses of $116.0 million, primarily related to transaction costs.
Comparison of the Six Months Ended June 30, 2016 to June 30, 2015 (dollars in thousands):
The following table represents our results of operations for the six months ended June 30, 2016 and 2015 (dollars in thousands).
The consolidated financial statements for the six months ended June 30, 2016 represent our results of operations following the NRE Spin-off on October 31, 2015. The six months ended June 30, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations.

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Property and other revenues
Rental and escalation income	$362,192	$345,024	$17,168	5.0%
Hotel related income	415,705	374,857	40,848	10.9%
Resident fee income	146,205	129,206	16,999	13.2%
Other revenue	9,709	7,219	2,490	34.5%
Total property and other revenues	933,811	856,306	77,505	9.1%
Net interest income
Interest income	80,448	125,146	(44,698)	(35.7)%
Interest expense on debt and securities	3,695	3,956	(261)	(6.6)%
Net interest income on debt and securities	76,753	121,190	(44,437)	(36.7)%
Expenses
Management fee, related party	93,184	99,975	(6,791)	(6.8)%
Interest expense—mortgage and corporate borrowings	242,447	233,184	9,263	4.0%
Real estate properties—operating expenses	471,942	422,708	49,234	11.6%
Other expenses	14,461	13,619	842	6.2%
Transaction costs	11,991	22,136	(10,145)	(45.8)%
Impairment losses	5,073	—	5,073	NA
Provision for (reversal of) loan losses, net	6,082	767	5,315	693.0%
General and administrative expenses
Compensation expense	15,767	23,341	(7,574)	(32.4)%
Other general and administrative expenses	9,123	8,110	1,013	12.5%
Total general and administrative expenses	24,890	31,451	(6,561)	(20.9)%
Depreciation and amortization	175,561	221,359	(45,798)	(20.7)%
Total expenses	1,045,631	1,045,199	432	—%
Other income (loss)
Unrealized gain (loss) on investments and other	(242,404)	(45,282)	(197,122)	435.3%
Realized gain (loss) on investments and other	(12,707)	12,395	(25,102)	(202.5)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(290,178)	(100,590)	(189,588)	188.5%
Equity in earnings (losses) of unconsolidated ventures	75,784	111,379	(35,595)	(32.0)%
Income tax benefit (expense)	(8,762)	(11,752)	2,990	(25.4)%
Income (loss) from continuing operations	(223,156)	(963)	(222,193)	23,073.0%
Income (loss) from discontinued operations	—	(97,655)	97,655	(100.0)%
Net income (loss)	$(223,156)	$(98,618)	$(124,538)	126.3%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income increased $17.2 million, primarily attributable to new acquisitions in 2015 including healthcare, manufactured housing and multi-tenant office investments ($16.7 million) and increased income from our manufactured housing and multifamily investments ($3.1 million), offset by lower income from our healthcare properties which transitioned to a RIDEA structure in 2015 ($2.7 million), all in our real estate segment.
Hotel Related Income
Hotel related income increased $40.8 million primarily related to two hotel acquisitions in 2015 in our real estate segment.
Resident Fee Income
Resident fee income increased $17.0 million, primarily related to our healthcare properties which transitioned to a RIDEA structure in 2015 ($16.4 million), in our real estate segment.
Other Revenue
Other revenue increased $2.5 million primarily due to an increase in real estate related fees in our real estate segment.
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

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments, sales and repayments during the periods (dollars in thousands):

	Six Months Ended June 30,
	2016				2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments(4)	$483,625	$31,990	13.23%		$972,576	$64,910	13.25%
CRE securities investments	784,214	48,458	12.36%		943,239	60,236	12.77%
	$1,267,839	80,448	12.69%		$1,915,815	125,146	13.06%
Interest-bearing liabilities:
CDO bonds payable	$421,592	$2,234	3.42%	(5)	$548,187	$2,625	3.17%	(5)
Securitization bonds payable	—	—	—%		27,447	151	1.10%
Loan facilities	39,935	910	4.56%		67,281	1,180	4.83%
Secured borrowing	53,749	551	2.05%		—	—	—
	$515,276	3,695	3.36%		$642,915	3,956	3.25%
Net interest income		$76,753				$121,190
____________________________________________________________

(1)
Based on amortized cost for CRE debt and securities investments, principal amount for CDO bonds payable, securitization bonds payable, loan facilities and secured borrowing. All amounts are calculated based on quarterly averages. Additionally, amounts include manufactured housing notes receivables recorded in other assets based on carrying value.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)
Includes $2.8 million and $3.3 million of interest income related to manufactured housing notes receivables recorded in other assets and included in our real estate segment for the six months ended June 30, 2016 and 2015, respectively.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $5.0 million and $6.1 million of net cash payments on interest rate swaps in our consolidated N-Star CDOs recorded in unrealized gain (loss) in our consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively.

Interest income decreased $44.7 million, primarily attributable to decreased income on debt investments due to payoffs and sales ($31.4 million) in our CRE debt segment, decreased income on investments in our consolidated CDOs ($6.4 million) in our N-Star CDOs - CRE securities segment and decreased income on investments in deconsolidated N-Star CDO bonds and equity notes ($6.8 million), in our CRE securities segment.
Interest expense decreased $0.3 million, primarily attributable to lower interest expense on our loan facility ($0.9 million) which was paid off in April 2016, offset by increased interest expense related to a secured borrowing ($0.6 million), both in our CRE debt segment.
Expenses
Management Fee, Related Party
Management fee, related party decreased $6.8 million primarily related to the spin-off of NorthStar Europe, in our corporate segment.
Interest Expense—Mortgage and Corporate Borrowings
Interest expense on mortgage and corporate borrowings increased $9.3 million, primarily attributable to increased interest expense related to new mortgage and other notes payable associated with property acquisitions in 2015 ($15.9 million), all in our real estate segment, offset by lower interest expense on our corporate borrowings ($5.9 million), in our corporate segment.
Real Estate Properties—Operating Expenses
Real estate operating expenses primarily relate to utilities, real estate taxes, insurance and repair and maintenance expense and with respect to RIDEA properties, salaries, food and beverage and resident services. Real estate properties operating expenses increased $49.2 million, primarily attributable to acquisitions in 2015 comprised of healthcare, hotel, manufactured housing and multi-tenant office investments and healthcare properties transitioned to a RIDEA structure in 2015, all in our real estate segment ($46.9 million).

Other Expenses
Other expenses primarily represents third-party asset management, audit and legal fees and other administrative related fees related to portfolio management of our real estate segment and other expenses such as legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs. Other expenses increased $0.8 million primarily related to acquisitions in 2015 in our real estate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, merger related costs, dead deal costs and restructuring costs which are related to specific transactions. For the six months ended June 30, 2016, transaction costs of $12.0 million primarily related to costs incurred in connection with the merger agreement with NSAM and Colony, in our corporate segment. For the six months ended June 30, 2015, transaction costs of $22.1 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to the acquisitions and restructurings related to our healthcare portfolios ($16.6 million), our multi-tenant office acquisitions ($0.7 million) and our hotel acquisitions ($3.3 million), all in our real estate segment.
Impairment Losses
Impairment losses of $5.1 million related to impairment on a medical office building in our healthcare portfolio where the tenant exercised its purchase option, in our real estate segment.
Provision for (Reversal of) Loan Losses, Net
For the six months ended June 30, 2016, provision for loan losses, net of $6.1 million related to one loan ($3.0 million) and exit fees on one loan sold in April 2016 ($2.9 million), both in our CRE debt segment and notes receivable related to our manufactured housing portfolio ($0.2 million) in our real estate segment. For the six months ended June 30, 2015, provision for loan losses, net primarily related to a provision for loan loss relating to manufactured housing notes receivable in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $6.6 million primarily attributable to the following:
The following table presents compensation expense for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)
Salaries and related expenses	$3,879	$4,806	$(927)
Equity-based compensation expense	11,888	18,535	(6,647)
Total	$15,767	$23,341	$(7,574)
Compensation expense decreased $7.6 million primarily due to equity-based compensation expense related to lower grants issued subsequent to the spin-off of NSAM.
Other general and administrative expenses increased $1.0 million related to higher corporate expenses.
Depreciation and Amortization
Depreciation and amortization expense decreased $45.8 million, primarily related to our manufactured housing and multifamily properties which were classified as held for sale in 2015 ($40.1 million) and the sale of our Senior Housing Portfolio in March 2016 ($4.7 million), all in our real estate segment.

Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following tables present a summary of unrealized gain (loss) on investments and other by operating segment for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30, 2016
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate		Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$(4,525)	$(9,501)	$—		$(14,026)
PE Investments(1)(2)	(8,950)	—	—	—		(8,950)
CDO bonds payable, at fair value(1)	—	—	986	—		986
Junior subordinated notes, at fair value(1)	—	—	—	(366)		(366)
Derivatives, at fair value	(310)	—	4,564	(190,360)	(3)	(186,106)
Foreign currency remeasurement(4)	(17,067)	—	—	(8)		(17,075)
Investments in unconsolidated ventures(1)	(11,901)	—	—	—		(11,901)
Subtotal unrealized gain (loss)	(38,228)	(4,525)	(3,951)	(190,734)		(237,438)
Net cash payments on derivatives	(25)	—	(4,941)	—		(4,966)
Total unrealized gain (loss) on investments and other	$(38,253)	$(4,525)	$(8,892)	$(190,734)		$(242,404)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)
Includes a $8.1 million unrealized loss which represented an unwind of an unrealized gain of $32.6 million recorded for the year ended December 31, 2014 and a $0.8 million unrealized loss related to an agreement to sell a portfolio of PE Investments.

(3)	Includes an unrealized loss on a derivative instrument of $183.2 million.

(4)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in British Pounds.

	Six Months Ended June 30, 2015
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$28,248	$(6,191)	$—	$22,057
PE Investments(1)	(13,350)	—	—	—	(13,350)
CDO bonds payable, at fair value(1)	—	—	(13,575)	—	(13,575)
Junior subordinated notes, at fair value(1)	—	—	—	7,917	7,917
Derivatives, at fair value	(1,341)	—	4,886	(30,735)	(27,190)
Foreign currency remeasurement(2)	(3,632)	—	—	(2,107)	(5,739)
Investments in unconsolidated ventures	(9,343)	—	—	—	(9,343)
Subtotal unrealized gain (loss)	(27,666)	28,248	(14,880)	(24,925)	(39,223)
Net cash payments on derivatives	(174)	—	(5,885)	—	(6,059)
Total unrealized gain (loss) on investments and other	$(27,840)	$28,248	$(20,765)	$(24,925)	$(45,282)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in British Pounds.

Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other by segment for the six months ended June 30, 2016 and 2015 (dollars in thousands):

		Six Months Ended June 30,
Description	Segment	2016	2015
Sale of real estate investments(1)	Real Estate	$26,883	$—
Sale of REO	CRE Debt	1,101	2,980
Conversion of exchangeable senior notes	Corporate	31	(1,147)
Foreclosure of real estate(2)	Real Estate	(16,959)	—
Sale of CRE debt	CRE Debt	(621)	(843)
Other-than-temporary impairment	CRE Securities	(12,073)	(1,421)
Sale of manufactured homes	Real Estate	(2,327)	(885)
Sales/repayments from N-Star CDO bonds and securities(3)	CRE Securities	(5,614)	11,494
Mortgage payoff of a net lease property	Real Estate	—	2,074
Other	Various	(3,128)	143
Total		$(12,707)	$12,395
_________________________________________________________

(1)	In March 2016, we sold our 60% interest in the Senior Housing Portfolio for $535 million and in June 2016, we sold four multifamily properties for $126 million.

(2)
Represents three properties conveyed back to the lender with an additional property with a carrying value of $16.4 million that we expect to convey in the third quarter 2016. At such time, we expect to record a realized gain of $41.2 million upon extinguishment related to such borrowing.

(3)	Represents accelerated amortization on N-Star CDO bonds.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents a summary of our equity in earnings (losses) of unconsolidated ventures, substantially all of which is generated from investments in our real estate segment, for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)
PE Investments	$61,214	$100,581	$(39,367)
Investment in RXR Realty	12,471	7,716	4,755
Other unconsolidated ventures	2,099	3,082	(983)
Total	$75,784	$111,379	$(35,595)

Income Tax Benefit (Expense)
Income tax expense for the six months ended June 30, 2016 represents a net expense of $8.8 million primarily related to a provision for income tax for our corporate interest in RXR Realty and our PE Investments, both in our real estate segment. Income tax expense for the six months ended June 30, 2015 represents a net expense of $11.8 million primarily related to a provision for income tax for our PE Investments and our corporate interest in RXR Realty, both in our real estate segment.
Discontinued Operations
Income (Loss) from Discontinued Operations
For the six months ended June 30, 2015, we recorded a $97.7 million loss included in discontinued operations associated with NorthStar Europe which represented a carve-out revenues of $33.9 million and expenses of $131.6 million, primarily related to transaction costs.
Liquidity and Capital Resources
We require capital to fund our operating expenses and investment activities. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock. For instance, we are currently exploring the sale of certain real estate, CRE debt and securities, and since the beginning of the fourth quarter 2015 through August 2016, assets sold or committed to sell totaled $4.5 billion to generate liquidity.

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
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of August 2, 2016 was approximately $592 million.
Capital Raise
In 2015, we issued aggregate capital of $1.3 billion from the issuance of common equity.
Securitization Financing Transactions
We have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In 2012 and 2013 we, and on behalf of NorthStar Income, entered into two securitization financing transactions with an aggregate $610 million of principal amount of bonds issued providing permanent, non-recourse, non-mark-to-market financing for CRE debt investments of ours and NorthStar Income’s. In January 2015, Securitization 2012-1 with $228 million principal amount of original bonds issued was repaid in full.
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

Exchangeable Senior Notes
For the six months ended June 30, 2016, we issued 0.1 million shares of our common stockholders related to the conversion of exchangeable senior notes. As of August 2, 2016, we had $29 million in principal amount of exchangeable senior notes outstanding.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 (dollars in thousands).
The consolidated cash flows for the six months ended June 30, 2016 represents our cash flow following the NRE Spin-off on October 31, 2015. The consolidated cash flows for the six months ended June 30, 2015 includes cash flow attributable to revenues and expenses of NorthStar Europe recorded in discontinued operations.
As a result, cash flows for the six months ended June 30, 2016 may not be comparative to our cash flows reported for the prior period presented.

	Six Months Ended June 30,
Cash flow provided by (used in):	2016	2015
Operating activities	$158,307	$165,143
Investing activities	846,209	(2,761,343)
Financing activities	(687,532)	2,569,504
Effect of foreign currency translation on cash and cash equivalents	(111)	4,796
Net increase (decrease) in cash and cash equivalents	$316,873	$(21,900)
Six Months Ended June 30, 2016 Compared to June 30, 2015
Net cash provided by operating activities was $158 million for the six months ended June 30, 2016 compared to $165 million for the six months ended June 30, 2015. The decrease was primarily related to sales and repayments of investments in 2016.
Net cash provided by investing activities was $846 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $2.8 billion for the six months ended June 30, 2015. The primary investing activities for the six months ended June 30, 2016 related to proceeds of sales and repayment of real estate, certain loans and securities and a PE Investment. The six months ended June 30, 2015 primarily includes deposits for European real estate acquired and subsequently spun off as part of the NRE Spin-off.
Net cash used in financing activities was $688 million for the six months ended June 30, 2016 compared to net cash provided by financing activities of $2.6 billion for the six months ended June 30, 2015. The primary cash outflows for the six months ended June 30, 2016 was $249 million for the repayment of our credit facilities and borrowings, $191 million for the payment of dividends, $147 million for the payment of cash collateral on derivatives, $52 million for the repurchase of our common stock and $29 million for net repurchase/repayment of CDO bonds. The primary cash inflows for the six months ended June 30, 2015 was $1.1 billion of net new capital, $1.9 billion of net new borrowings and $96 million of net contributions from non-controlling interests, offset by $312 million for the payment of dividends, $94 million for the payment of financing costs and $22 million for net repurchase/repayment of CDO bonds.

Contractual Obligations and Commitments
As of June 30, 2016, we continue to be subject to the material contractual obligations and commitments referred to in our annual report on Form 10-K for the year ended December 31, 2015, with the exception of certain borrowings that have been repaid or future funding obligations disclosed in Note 5. “Investments in Private Equity Funds” and Note 8. “Borrowings” in Item 1. “Financial Statements.”
Merger Related Arrangements and Other Costs
We entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by us in connection with the Mergers will become payable only if we consummate the Mergers. We have and will incur other professional fees related to the Mergers. There can be no assurances that we will complete this or any other transaction. For the three months ended June 30, 2016, we recorded an aggregate of $7 million in transaction costs in the consolidated statements of operations. To the extent the Mergers are consummated, we anticipate incurring a significant amount of additional costs.
Off-Balance Sheet Arrangements
As of June 30, 2016, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 16. “Variable Interest Entities” in Item 1. “Financial Statements” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
In connection with the NRE Spin-off, NorthStar Europe entered into a management agreement with NSAM with an initial term of 20 years on terms substantially consistent with the terms of our management agreement with NSAM. Our management agreement with NSAM was amended and restated in connection with the NRE Spin-off to, among other things, adjust the annual base management fee and incentive fee hurdles for the NRE Spin-off. Upon completion of the Mergers, the management agreement with NSAM will cease to exist.
Base Management Fee
For the three and six months ended June 30, 2016, we incurred $47 million and $93 million, respectively, related to the base management fee. The base management fee to NSAM could increase subsequent to June 30, 2016 by an amount equal to 1.5% per annum of the sum of:

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

Incentive Fee
For the three and six months ended June 30, 2016, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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

For the three and six months ended June 30, 2016, NSAM allocated $0.2 million and $0.4 million to us.
In addition, we, together with NorthStar Europe and any company spun-off from us or NorthStar Europe, will pay directly or reimburse NSAM for up to 50% of any long-term bonus or other compensation that NSAM’s compensation committee determines shall be paid and/or settled in the form of equity and/or equity-based compensation to executives, employees and service providers of NSAM during any year. Subject to this limitation and limitations contained in any applicable management agreement between NSAM and NorthStar Europe or any company spun-off from us or NorthStar Europe, the amount paid by us, NorthStar Europe and any company spun-off from us or NorthStar Europe will be determined by NSAM in its discretion. At the discretion of NSAM’s compensation committee, this compensation may be granted in shares of our restricted stock, restricted stock units, LTIP Units or other forms of equity compensation or stock-based awards; provided that if at any time a sufficient number of shares of our common stock are not available for issuance under our equity compensation plan, such compensation shall be paid in the form of restricted stock units, or RSUs, LTIP Units or other securities that may be settled in cash. Our equity compensation for each year may be allocated on an individual-by-individual basis at the discretion of the NSAM compensation committee and, as long as the aggregate amount of the equity compensation for such year does not exceed the limits set forth in the management agreement, the proportion of any particular individual’s equity compensation may be greater or less than 50%.
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
Investment Opportunities
Under the management agreement, we agreed to make available to NSAM for the benefit of NSAM and its managed companies, including us, all investment opportunities that we source. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including us, and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, we are entitled to fair and reasonable compensation for our services in connection with any loan origination opportunities sourced by us, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three and six months ended June 30, 2016, we earned $0.2 million and $0.4 million from NSAM for services in connection with loan origination opportunities.
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
Credit Agreement
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. NSAM expects to use the proceeds for general corporate purposes, including potential future acquisitions. In addition, NSAM may use the proceeds to acquire assets on behalf of its managed companies, including us, that it intends to allocate to such managed company but for which such managed company may not then have immediately available funds. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of June 30, 2016, we have not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees both our healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs (refer to Note 10. “Equity-Based Compensation” in Item 1. “Financial Statements”). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us. For the three and six months ended June 30, 2016, we did not incur any incentive fees related to the Healthcare Strategic Partnership.

NSAM Retail Companies
We committed to purchase up to $10 million in shares of each of NSAM’s Retail Companies’ common stock during the period from when each offering was declared effective through the end of their respective offering period, in the event that NSAM Retail Companies’ distributions to its stockholders, on a quarterly basis, exceed certain measures of operating performance.
In addition, pursuant to the management agreement with NSAM, we committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Retail Company, up to a total of five new companies per year. The following table summarizes our total shares purchased of each NSAM Retail Company as part of our obligation under the distribution support agreement and our remaining obligations as of June 30, 2016 (dollars in millions):

	Term of	Ownership	Amount	Remaining
NSAM Retail Company	Commitment	Interest	Purchased	Commitment
NorthStar Income	Completed	0.5%	$5.8	$—
NorthStar Healthcare	Completed	0.3%	5.5	—
NorthStar Income II	May 2013 - November 2016	0.5%	4.0	6.0
NorthStar/RXR New York Metro(1)(4)	February 2015 - February 2017	58.1%	1.5	6.0
NorthStar Corporate Fund(2)	February 2016 - February 2018	50.0%	1.0	4.0
NorthStar Capital Fund(3)(4)	May 2016 - May 2018	100.0%	2.0	8.0
Total			$19.8	$24.0
___________________________________________________________

(1)
NorthStar/RXR New York Metro Real Estate, Inc., or NorthStar/RXR New York Metro’s registration statement filed with the United States Securities and Exchange Commission, or the SEC, seeks to offer up to $2 billion in a public offering of multiple classes of common stock. In December 2015, we and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount as a result of the purchase of 0.2 million shares of its common stock for an aggregate $2.0 million, of which $1.5 million was invested by us. NSAM began raising capital for NorthStar/RXR New York Metro in the second quarter 2016.

(2)
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

(3)
NorthStar Real Estate Capital Income Fund’s registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In March 2016, we invested $2 million of seed capital into NorthStar Capital Fund. In May 2016, NorthStar Capital Fund was declared effective by the SEC and expects to begin raising capital in 2016.

(4)	We currently consolidate the company based on our majority voting interest in the entity.
N-Star CDOs
We earn certain collateral management fees from the N-Star CDOs primarily for administrative services. For the three and six months ended June 30, 2016, we earned $0.3 million and $1.3 million in fee income, respectively, of which $0.2 million and $0.3 million, respectively, were eliminated in consolidation.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three and six months ended June 30, 2016, we earned $12 million and $23 million, respectively, of interest income from such investments related to deconsolidated N-Star CDOs.
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC, or AHI, and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Healthcare. In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and us in order to assist NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by us and, subject to certain conditions, other NSAM managed companies. For the three and six months ended June 30, 2016, we incurred $0.4 million and $1 million, respectively, of property management fees to AHI.
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc., or Island. Island is a leading, independent select service hotel management company that currently manages 162 hotel properties, representing $4 billion of assets, of which 110 hotel properties are owned by us. Island provides certain asset management, property management and other services to us to assist in managing our hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of our hotel properties it manages for us. For the three and six months ended June 30, 2016 we incurred $5 million and $9 million, respectively, of base property management and other fees to Island. NSAM’s investment in Island is expected to be sold in connection with the merger with us and Colony.

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

•
In August 2016, we entered into an agreement to sell a portfolio of PE Investments to NorthStar Income II for a gross sales price of $318 million with $44 million of deferred purchase price expected to be assumed as part of the transaction. We expect to receive $247 million of net proceeds in the fourth quarter 2016. There is no assurance we will consummate the transaction on the contemplated terms, if at all.

The board of directors of each NSAM Retail Company, including all of the independent directors, approved each of the respective transactions after considering, among other matters, third-party pricing support.
Recent Developments
Dividends
On August 2, 2016, we declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on August 19, 2016 to stockholders of record as of the close of business on August 15, 2016. On July 28, 2016, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on August 15, 2016 to stockholders of record as of the close of business on August 8, 2016.
Colony NorthStar Registration Statement
On July 29, 2016, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company, filed with the SEC a registration statement on Form S-4 that includes a joint proxy statement of NSAM, Colony and NorthStar Realty and that also constitutes a prospectus of Colony NorthStar.
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
Cash Available for Distribution
We believe that CAD provides investors and management with a meaningful indicator of operating performance. We also believe that CAD is useful because it adjusts for a variety of items that are consistent with presenting a measure of operating performance (such as transaction costs, N-Star CDO equity interests, depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for loan losses, asset impairment, non-recurring bad debt expense and certain interest income and expense items). We adjust for transaction costs because these costs are not a meaningful indicator of our operating performance. For instance, these transaction costs include costs such as professional fees associated with new investments or restructuring of investments, which are expenses related to specific transactions. We adjust for N-Star CDO equity interests to represent the net economic interest generated from the N-Star CDO equity interests. This adjustment is a component of our ongoing return on such investments, and therefore, is adjusted in CAD as it provides investors and management with a meaningful indicator of our operating performance. Furthermore, CAD adjusts N-Star CDO bond discounts to record such investments on an effective yield basis over the expected weighted average life of the investment. N-Star CDO bond discounts relates to repurchased CDO bonds of consolidated CDO financing transactions at a discount to par. These CDO bonds typically have a low interest rate and the majority of the return is generated from repurchasing the CDO bonds at a discount to expected recovery value. Because the return generated through the accretion of the discount is a meaningful contributor to our operating performance, such accretion is adjusted in CAD. The computation for the accretion of the discount under U.S. GAAP and CAD is the same. However, for CDO financing transactions that are consolidated under U.S. GAAP, the CDO bonds are not presented as an investment but rather are eliminated in our consolidated financial statements. In addition, we adjust for distributions and adjustments to joint venture partners, which represent the net return generated from our investments allocated to our non-controlling interests. For our owned hotels, our CAD calculation does not make an adjustment for furniture, fixtures and equipment (FF&E) reserves. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally. Management also believes that quarterly distributions are principally based on operating performance and our board of directors includes CAD as one of several metrics it reviews to determine quarterly distributions to stockholders.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interests and the following items: depreciation and amortization items including straight-line rental income or expense, amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; net economic interest generated from N-Star CDO equity interests; accretion of consolidated N-Star CDO bond discounts; net interest income in consolidated N-Star CDOs; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other, excluding accelerated amortization related to sales of CDO bonds or other investments; provision for loan losses, net; impairment on depreciable property; non-recurring bad debt expense; acquisition gains or losses;

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
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended June 30, 2016 (dollars in thousands):

Net income (loss) attributable to common stockholders	$(115,557)
Non-controlling interests	(1,277)

Adjustments:
Depreciation and amortization items(1)	102,704
N-Star CDO bond discounts(2)	5,914
Net interest income in consolidated N-Star CDOs	(7,726)
Unrealized (gain) loss from fair value adjustments / Provision for (reversal of) loan losses, net	103,353
Realized (gain) loss on investments(3)	12,695
Distributions / adjustments to joint venture partners	(10,408)
Transaction costs and other(4)	13,096
CAD	$102,794
____________________________________________________________

(1)
Represents an adjustment to exclude depreciation and amortization of $87.8 million (including $0.2 million related to unconsolidated ventures), straight-line rental income of $(7.3) million, amortization of above/below market leases of $2.2 million, amortization of deferred financing costs of $14.0 million, amortization of discount on financings and other of $0.4 million and amortization of equity-based compensation of $5.6 million.

(2)
For CAD, discounts expected to be realized on N-Star CDO bonds for consolidated CDOs are accreted on an effective yield basis based on expected maturity. For deconsolidated N-Star CDOs, N-Star CDO bond accretion is already included in net income attributable to common stockholders.

(3)
Represents an adjustment to exclude a $10.4 million net gain related to the sale of real estate investments, a $(16.1) million loss related to the foreclosure of real estate, $(5.5) million non-cash loss related to securities in our consolidated CDOs, $(1.1) million loss related to the sale of manufactured homes and includes a $(0.4) million loss related to the sale of REO.

(4)	Represents an adjustment to exclude $8.8 million of transaction costs and include $4.2 million related to N-Star CDO equity interests.
Net Operating Income (NOI)
We believe NOI is a useful metric of the operating performance of our real estate portfolio in the aggregate. Portfolio results and performance metrics represent 100% for all consolidated investments and represent our ownership percentage for unconsolidated joint ventures. Net operating income represents total property and related revenues, adjusted for: (i) amortization of above/below market rent; (ii) straight line rent; (iii) other items such as adjustments related to joint ventures and non-recurring bad debt expense; and (iv) less property operating expenses. However, the usefulness of NOI is limited because it excludes general and administrative costs, interest expense, transaction costs, depreciation and amortization expense, realized gains (losses) from the sale of properties and other items under U.S. GAAP and capital expenditures and leasing costs necessary to maintain the operating performance of properties, all of which may be significant economic costs. NOI may fail to capture significant trends in these components of U.S. GAAP net income (loss) which further limits its usefulness.
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

The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for our property types in our real estate segment for the three months ended June 30, 2016 (dollars in thousands):

				Manufactured			Multi-tenant
	Total	Healthcare(5)	Hotel	Housing(6)	Net Lease	Multifamily(6)	Office
Property and other revenues
Rental and escalation income	$170,758	$88,754	$—	$49,023	$17,630	$9,806	$5,545
Hotel related income	221,962	—	221,962	—	—	—	—
Resident fee income	73,428	73,428	—	—	—	—	—
Other revenue(1)	2,176	264	—	1,234	—	521	157
Total property and other revenues	468,324	162,446	221,962	50,257	17,630	10,327	5,702
Real estate properties—operating expenses	233,532	66,141	138,849	18,759	3,061	4,524	2,198
Adjustments:
Interest income(2)	3,076	1,515	11	1,549	1	—	—
Equity in earnings(3)	196	—	—	—	(76)	272	—
Amortization and other items(4)	(4,113)	(3,271)	(12)	—	(949)	399	(280)
NOI(7)	$233,951	$94,549	$83,112	$33,047	$13,545	$6,474	$3,224
___________________________________________________________

(1)	Certain other revenue earned is not included as part of NOI, including collateral management fees for administrative services in our N-Star CDOs, that are not part of our real estate segment.

(2)	Primarily represents interest income earned from notes receivable on manufactured homes and loans in our healthcare portfolio.

(3)	Includes an adjustment related to our interest in an unconsolidated joint venture in a net lease and multifamily property.

(4)	Primarily includes amortization of straight-line rental income, amortization of above/below market leases and non-recurring bad debt.

(5)	The following table presents NOI by asset class within our healthcare property type for the three months ended June 30, 2016 (dollars in thousands):

	Total	Medical	Senior Housing		Skilled
	Healthcare	Office	Operating	Net Lease	Nursing	Hospitals
Property and other revenues
Rental and escalation income	$88,754	$39,085	$—	$14,795	$28,760	$6,114
Resident fee income	73,428	—	67,893	—	5,535	—
Other revenue	264	263	—	—	—	1
Total property and other revenues	162,446	39,348	67,893	14,795	34,295	6,115
Real estate properties—operating expenses	66,141	12,193	47,615	256	5,440	637
Adjustments:
Interest income	1,515	7	1	1,129	76	302
Amortization and other items	(3,271)	(1,463)	234	(845)	(412)	(785)
NOI	$94,549	$25,699	$20,513	$14,823	$28,519	$4,995

(6)
During 2016, we entered into definitive agreements to sell certain of our real estate portfolios, including ten multifamily properties, of which four properties were sold as of June 30, 2016 and our manufactured housing portfolio.

(7)	The following table presents a reconciliation of NOI of our real estate segment to net income (loss) for the three months ended June 30, 2016 (dollars in thousands):

NOI	$233,951
Adjustments:
Straight-line rental revenue and amortization of above/below-market leases	5,259
Interest expense—mortgage and corporate borrowings	(107,703)
Other expenses	(6,420)
Depreciation and amortization	(87,369)
Unrealized gain (loss) on investments and other	(18,850)
Realized gain (loss) on investments and other	(5,966)
Equity in earnings (losses) of unconsolidated ventures	30,988
Income tax benefit (expense)	(735)
Other items	(1,126)
Net income (loss) - Real estate segment	$42,029
Remaining segments(i)	(137,803)
Net income (loss)	$(95,774)
________________________________________________________
(i) Represents the net income (loss) of our remaining segments to reconcile to total net income (loss).

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
As of June 30, 2016, a hypothetical 100 basis point increase in one-month LIBOR or the applicable index applied to our floating-rate assets and liabilities (and related derivatives) would result in a decrease in net income of approximately $44 million annually, of which $30 million of the change is attributable to floating rate financing of hotel and healthcare operating real estate and does not reflect the potential increase in cash flow associated with economic growth that may be typical in a rising interest rate environment.
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
We use derivative instruments to manage interest rate exposure. These derivatives are typically in the form of interest rate swap or cap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. For example, in June 2015 we entered into a $2 billion notional 10-year fixed interest rate swap in order to seek to hedge against future refinancing costs of certain of our mortgage borrowings. This swap is currently materially out of the money and we have posted $144 million of margin as of August 3, 2016 for the benefit of our counterparty and may be subject to future margin calls. If an early termination event occurs now with respect to this swap, which could be triggered by a change of control or similar merger transaction, in addition to losing the margin we have posted we would currently be required to pay approximately $160 million to our counterparty. As of June 30, 2016, our counterparties do not hold any cash margin as collateral against our remaining derivative contracts. As of June 30, 2016, none of our derivatives qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. As of June 30, 2016, a hypothetical 100 basis point increase (decrease) in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain (loss) of approximately $172 million.
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
Item 1A. Risk Factors
Completion of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the Mergers will not be completed.
Completion of the Mergers is subject to many conditions which must be satisfied or waived under the merger agreement in order for the Mergers to be completed including, among others, receipt of each of NSAM’s stockholder approval, Colony’s stockholder approval and the Company’s stockholder approval.
In addition, NSAM, Colony and the Company each may terminate the merger agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by the outside date. If the Mergers are not consummated, the market price of the Company’s common stock may decline.
There can be no assurance that the conditions to the closing of the Mergers will be satisfied or waived. For example, Colony NorthStar’s ability to qualify as a REIT depends on its acquisition of Colony’s and the Company’s qualifying REIT assets in the Mergers. Accordingly, in order for counsel to Colony NorthStar to deliver the REIT qualification opinion that is a condition to the closing of the Mergers, the Mergers must be completed sufficiently early in 2017 to allow Colony NorthStar to project, and its counsel to reasonably assume, that Colony NorthStar will satisfy the REIT income and asset tests for the entire taxable year of the Mergers. The date by which the Mergers must be completed for these purposes may be significantly earlier than the outside date as set forth in the merger agreement. A delay in the closing of the Mergers could therefore preclude Colony NorthStar from being able to satisfy the REIT requirements for the year of the closing and from obtaining the REIT qualification opinion that is a condition to closing.
Accordingly, there can be no assurance that the Mergers will be completed.
If the Mergers do not occur, we may incur payment obligations to NSAM and Colony.
If the merger agreement is terminated under certain circumstances, the Company may be required to pay a total termination fee of up to $46 million to Colony, a total termination fee of up to $3 million to NSAM or transaction expenses of up to $20 million (depending on the specific circumstances).
If Colony’s financing for the refinancing of certain existing borrowings of NSAM, Colony and the Company becomes unavailable or is insufficient, the Mergers may not be completed.
Colony has obtained financing commitments to fund the refinancing of certain specified borrowings of NSAM, Colony and the Company and their affiliates in connection with the consummation of the Mergers. The financing commitments are subject to certain conditions, which may or may not be satisfied. In addition, even if these conditions are satisfied, the amount of financing under those financing commitments may be reduced or the cost of obtaining such financing may be increased if certain conditions are not satisfied. In the event that the financing contemplated by those financing commitments is not available or is available in less than the expected amount, other necessary financing may not be available on acceptable terms, in a timely manner or at all. If alternative financing is available, it could be more costly than that reflected in the financing commitments, which would have a negative impact on Colony NorthStar’s results of operations following the Mergers. The merger agreement provides that no party will be required to consummate the Mergers if, subject to certain conditions, financing is unavailable and following the Mergers, Colony NorthStar will not have sufficient unrestricted cash to repay certain specified borrowings and all transaction expenses. As a result, if the financing provided for in the financing commitments obtained by Colony is not available, is insufficient and/or the NSAM, Colony and the Company are unable to secure additional funds through alternative sources, the Mergers may not be completed.
The Company will be subject to business uncertainties and certain operation restrictions until consummation of the Mergers.
Uncertainty about the effect of the Mergers on employees of the Company, employees of NSAM as manager of the Company and clients may have an adverse effect on the Company or Colony NorthStar following the Mergers. These uncertainties could disrupt the business of the Company and impair their ability to attract, retain and motivate key personnel until the Mergers are completed, and cause clients and others that deal with the Companies to seek to change existing business relationships, cease doing business with the Company or cause potential new clients to delay doing business with the Company until the Mergers have been completed successfully. Retention and motivation of certain employees may be challenging during the pendency of the Mergers due to uncertainty about their future roles and difficulty of integration. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Colony NorthStar’s business following the Mergers could be negatively impacted. In addition, the merger agreement restricts the parties thereto from making certain acquisitions and investments and taking other specified actions until the Mergers occur without the consent of the other parties. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Mergers.
The pendency of the Mergers could adversely affect the business and operations of the Company.
Due to the operating covenants in the merger agreement, the Company may be unable, during the pendency of the Mergers, to take certain actions without the consent of NSAM or Colony, even if such actions would otherwise prove beneficial to the Company’s stockholders. Those operating covenants will continue to apply until the Mergers occur, which will take place no earlier than January 4, 2017 even if the conditions to the closing of the Mergers would have been satisfied prior to that time, unless otherwise agreed by the Company, NSAM and Colony.
The Company prior to the closing, and Colony NorthStar following the closing of the Mergers, expects to incur significant costs in connection with the consummation of the Mergers and the integration of the companies.
The Company prior to the closing, and Colony NorthStar following the closing, expects to incur significant costs in connection with consummating the Mergers and integrating the portfolios of NSAM, Colony and the Company into Colony NorthStar, including unanticipated costs and the assumption of known and unknown liabilities. While each of the companies and Colony NorthStar have assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond each of the companies and Colony NorthStar’s control that could affect the total amount or the timing of its integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Although the Company expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the three businesses, should allow Colony NorthStar to offset these incremental expenses over time, the net benefit may not be achieved in the near term, or at all.
The merger agreement includes restrictions on the ability of each of the Company to make distributions to its stockholders, even if it would otherwise have net income and net cash available to make such distributions.
Pursuant to the merger agreement, the Company is permitted to make distributions to its common stockholders of up to $0.40 per share of the Company’s common stock in each quarter of 2016 and a pro rata portion of the $0.40 per share dividend for any partial period of the first calendar quarter of 2017 and prior to the closing of the Mergers.
Given its status as a REIT, the Company may need to (and is permitted to under the merger agreement) make certain minimum distributions in excess of the above limits. In the event the amounts of permitted dividends described above are exceeded, pursuant to a distribution necessary for the Company to qualify as a REIT or to avoid the incurrence of any income or excise tax, the Company’s exchange ratio in the mergers will be adjusted.
Although the Company generally has agreed to use its reasonable best efforts to close the Mergers as promptly as practicable in accordance with the merger agreement, certain factors, which include obtaining NSAM stockholder approval, Colony stockholder approval and the Company’s stockholder approval, could delay the closing. Therefore, even if NSAM, Colony or the Company has available net income or net cash to make distributions to its common stockholders and satisfies any other conditions to make such distributions, the terms of the merger agreement could prohibit such action.
The Company’s common stockholders cannot be sure of the market price of Colony NorthStar class A common stock they will receive as consideration.
Upon completion of the Mergers, common stockholders of the Company will receive shares of Colony NorthStar class A common stock. Prior to the Mergers, there has not been and will not be established public trading for Colony NorthStar common stock. The market price of Colony NorthStar class A common stock following the Mergers will be unknown until the commencement of trading following completion of the Mergers.
The exchange ratios are fixed and generally will not be adjusted for changes affecting the Company.
The Company’s exchange ratio of its common stock into Colony NorthStar class A common stock is fixed and may be adjusted only under certain limited circumstances as set forth in the merger agreement and will not be adjusted to reflect any changes in the trading prices of the Company’s common stock on the NYSE between the signing of the merger agreement and the closing of the Mergers.
The Company’s common stockholders will hold a significantly smaller share of Colony NorthStar following the closing of the Mergers, than they do as stockholders of the Company currently.
Following the Mergers, former stockholders of the Company are expected to hold approximately 33.90% of Colony NorthStar immediately after the completion of the Mergers, on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers. Consequently, the Company’s common stockholders will exercise less influence over the management and policies of Colony NorthStar after the completion of the Mergers than they currently exercise over the management and policies of the Company.
In addition, unlike the Company’s current structure, Colony NorthStar will have Colony NorthStar class B common stock outstanding with voting rights equal to 36.5 votes per share of Colony NorthStar class B common stock. Following the Mergers, former stockholders of the Company are expected to hold approximately 33% of the voting power of Colony NorthStar common stock upon the completion of the Mergers.
If any of the Mergers do not qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code, or the Code, stockholders participating in such merger may be required to pay substantial U.S. federal income taxes.
Although the parties intend that each of the Mergers will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, it is possible that the Internal Revenue Service, referred to as the IRS, could assert that one or more of the Mergers fails to so qualify. If the IRS were to be successful in any such contention, or if for any other reason any such merger were to fail to qualify as a “reorganization,” each U.S. holder participating in any such merger would recognize gain or loss with respect to all such U.S. holder’s shares of stock based on the difference between: (i) that U.S. holder’s tax basis in the relevant shares; and (ii) the aggregate cash and the fair market value of the shares of stock received in the applicable merger.
Colony NorthStar may incur adverse tax consequences if Colony or the Company were to fail to qualify as a REIT for U.S. federal income tax purposes prior to the Mergers.
It is a condition to the closing of the Mergers that each of Colony and the Company receive an opinion of counsel to the effect that it has qualified as a REIT for U.S. federal income tax purposes under the Code through the time of the Mergers. Neither Colony nor the Company, however, has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership (such as Colony and the Company). The determination of various factual matters and circumstances not entirely within the control of Colony or the Company may have affected its ability to qualify as a REIT.
If, notwithstanding the opinions described above, Colony’s or the Company’s REIT status prior to the Mergers were successfully challenged, Colony NorthStar would face serious tax consequences that would substantially reduce its core funds from operations, referred to as Core FFO, and CAD, including cash available to pay dividends to its stockholders, because:

•
Colony or the Company, as applicable, would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income) and Colony NorthStar would succeed to the liability for such taxes;

•
if Colony NorthStar were considered to be a “successor” of such entity, it would not be eligible to elect REIT status until the fifth taxable year following the year during which such entity was disqualified, unless it is entitled to relief under applicable statutory provisions;

•
Colony NorthStar, even if eligible to elect REIT status, would be subject to tax (at the highest corporate rate in effect at the date of the sale) on the built-in gain on each asset of Colony or the Company, as applicable, existing at the time of the Mergers if Colony NorthStar were to dispose of such asset for up to ten years following the Mergers; and

•
Colony NorthStar would succeed to any earnings and profits accumulated by Colony or the Company, as applicable, for tax periods that such entity did not qualify as a REIT and Colony NorthStar would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits to maintain its REIT qualification.

If there is an adjustment to Colony’s or the Company’s taxable income or dividends paid deductions, Colony NorthStar could elect to use the deficiency dividend procedure to maintain Colony’s or the Company’s, as applicable, REIT status. That deficiency dividend procedure could require Colony NorthStar to make significant distributions to its stockholders and to pay significant interest to the IRS.
As a result of these factors, Colony’s or the Company’s failure to qualify as a REIT prior to the Mergers could impair Colony NorthStar’s ability after the Mergers to expand its business and raise capital and could materially adversely affect the value of Colony NorthStar’s stock.

REITs are subject to a range of complex organizational and operational requirements.
To qualify as a REIT, Colony NorthStar must distribute with respect to each taxable year at least 90% of its net income (excluding capital gains) to its stockholders. A REIT must also meet certain other requirements, including with respect to the nature of its income and assets and the ownership of its stock. For any taxable year that Colony NorthStar fails to qualify as a REIT, it will not be allowed a deduction for dividends paid to its stockholders in computing its net taxable income and thus would become subject to federal, state and local income tax as if it were a regular taxable corporation. In such an event, Colony NorthStar could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, Colony NorthStar would also be disqualified from treatment as a REIT for the four taxable years following the year in which it lost its qualification. If Colony NorthStar were to fail to qualify as a REIT, the market price of its common stock could decline, and Colony NorthStar could need to reduce substantially the amount of distributions to its stockholders as a result of any increased tax liability.
We may not realize the anticipated benefits of the Mergers.
The Company entered into the merger agreement because it believes that the Mergers will be beneficial to the Company and the Company’s stockholders and that combining the businesses of NSAM, Colony and the Company will produce benefits and cost savings. If the combined company is not able to combine successfully the businesses of NSAM, Colony and the Company in an efficient and effective manner, the anticipated benefits and cost savings of the Mergers may not be realized fully, or at all, or may take longer to realize than expected, and the value of Colony NorthStar common stock may be adversely affected.
An inability to realize the full extent of the anticipated benefits of the Mergers and related transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of Colony NorthStar common stock following the Mergers.
The management of the combined company will have to dedicate substantial effort to integrating the businesses of NSAM, Colony and the Company during the integration process. These efforts may divert management’s focus and resources from the combined company’s business, corporate initiatives or strategic opportunities. In addition, the actual integration may result in additional and unforeseen expenses and the anticipated benefits of the integration may not be realized. Actual growth and cost savings, if achieved, may be lower than what the combined company expects and may take longer to achieve than anticipated. Difficulties associated with managing Colony NorthStar’s larger and more complex portfolio could prevent Colony NorthStar from realizing the anticipated benefits of the Mergers and have a material adverse effect on its business. If Colony NorthStar is not able to address integration challenges adequately, the combined company may be unable to integrate successfully the operations of NSAM, Colony and the Company or to realize the anticipated benefits of the integration of the three companies.
The senior management of the Company is expected to change. The changes in senior management could negatively impact the results of operations of Colony NorthStar.

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

2.2
Agreement and Plans of Merger, dated as of June 2, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., New Polaris Inc., New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 8, 2016)

2.3
Agreement, dated as of June 2, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc. and NSAM J-NRF Ltd (incorporated by reference to Exhibit 2.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 8, 2016)

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

3.4	Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 3, 2016)
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
Third Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s Definitive Proxy Statement on Schedule 14A filed May 13, 2016)

10.11
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.12
Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement dated as of March 14, 2014, by and among Seller (as defined therein) Eclipse Health Holdings-T, LLC, as Purchaser, Formation Capital Asset Management III LLC and Safanad, Inc., as Stakeholder Representatives and Madison Title Agency, LLC, as Escrow Agent (solely for the purposes of Sections 4(b), 11(l) and 34(c)) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.13
Limited Liability Company Agreement of Eclipse Investment, LLC, dated as of May 7, 2014, by and between FC Eclipse Investment, LLC and Eclipse Health Holdings-T, LLC (incorporated by reference to Exhibit A to the Portfolio Acquisition Agreement and Interest Purchase and Sale Agreement filed as Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 17, 2014)

10.14
Separation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.15
Amended and Restated Asset Management Agreement, dated as of October 31, 2015, between NSAM J-NRF Ltd and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.16
Loan Origination Services Agreement, dated June 30, 2014, between NSAM US LLC and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.17
Tax Disaffiliation Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.18
Employee Matters Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.19
Contribution Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NRFC Sub-REIT Corp. (renamed NorthStar Realty Finance Corp.) (incorporated by reference to Exhibit 10.6 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.20
Credit Agreement, dated June 30, 2014, between NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 1, 2014)

10.21
Amended and Restated Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.22
Debt Commitment Letter, dated as of August 5, 2014, by and among NorthStar Realty Finance Corp., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, Barclays Bank plc, and Column Financial, Inc. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on August 5, 2014)

10.23
Confirmation of Registered Forward Transaction, dated September 3, 2014, by and among NorthStar Realty Finance Corp., Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch, including the First Amendment thereto dated September 4, 2014(incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 9, 2014)

10.24
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., as Parent, IHP I Owner JV, LLC, as Buyer I, IHP West Homestead (PA) Owner LLC, as Buyer II, and NorthStar Realty Finance Corp., as Buyer Parent (solely for the purposes of Article V, Section 10.11 and Article X as it relates to Article V and Section 10.11) (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 23, 2014)

10.25
Amended and Restated Facility Agreement, dated as of March 13, 2015, by and among NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and UBS AG Stamford Branch (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.26
Form of Credit Agreement, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as guarantor, the various lenders party thereto from time to time and UBS AG Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2015)

10.27
Loan Agreement dated as of December 3, 2014, among the Borrowers party thereto, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.28
Facility Agreement, dated as of December 3, 2014, among GA HC REIT II CH U.K. Senior Housing Portfolio Limited (as Original Borrower upon its accession in accordance with the terms thereof), the Original Borrower and certain of its subsidiaries (as Original Guarantors upon their accession in accordance with the terms thereof), NorthStar Realty Healthcare, LLC (as Indemnitor) and arranged by Credit Suisse AG, London Branch (as Mandated Lead Arranger and Original Lender), with Elavon Financial Services Limited as Agent, and U.S. Bank Trustees Limited as Security Agent (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.29
Mezzanine A Loan Agreement dated as of December 3, 2014, among HC Mezz 1-T, LLC, Glenwood Owner MB1-T, LLC, Glenwood Ops MB2-T, LLC, MA Owner MB1-T, LLC, MA Ops MB2-T, LLC, CCRC Owner MB1-T, LLC and CCRC Ops MB2-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

Exhibit Number		Description of Exhibit
10.30
Mezzanine B Loan Agreement dated as of December 3, 2014, among HC Mezz 2-T, LLC, Glenwood Owner MB2-T, LLC, Glenwood Ops MB3-T, LLC, MA Owner MB2-T, LLC, MA Ops MB3-T, LLC, CCRC Owner MB2-T, LLC and CCRC Ops MB3-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.31
Mezzanine C Loan Agreement dated as of December 3, 2014, among HC Mezz 3-T, LLC, Glenwood Owner MB3-T, LLC, Glenwood Ops MB4-T, LLC, MA Owner MB3-T, LLC, MA Ops MB4-T, LLC, CCRC Owner MB3-T, LLC and CCRC Ops MB4-T, LLC, as borrowers, and Citigroup Global Markets Realty Corp., JPMorgan Chase Bank, National Association, Barclays Bank PLC and Column Financial, Inc., as lenders (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on December 9, 2014)

10.32
Umbrella Agreement, dated December 22, 2014, by and among Prime Holdco C-T, S.à r.l., Prime GER Drehbahn - T S.à r.l., Prime GER Valentinskamp - T S.à r.l. and Trias Pool II A - T S.à r.l., as Buyers, and SEB Investment GmbH (“SEB”), SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), as Sellers (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.33
Umbrella Sale and Purchase Agreement, dated as of February 16, 2015, between SEB Investment GmbH, SEB Investment GmbH, Filiale di Milano, SEB Investment GmbH, French Branch SEB Investment GmbH, Altair Issy S.A.S. and Balni bvba (SPRL), collectively as the Sellers, and certain subsidiaries of the Company listed therein, as Buyers (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on February 20, 2015)

10.34
Confirmation of Registered Forward Transaction, dated March 2, 2015, by and among the Company, the Forward Seller and the Forward Counterparty, including the First Amendment thereto dated March 3, 2015 (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 6, 2015)

10.35
Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, certain subsidiaries of parent guarantor, as guarantors, the various lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and Deutsche Bank Securities Inc., as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.36
Second Amendment to Registered Forward Transaction, dated August 31, 2015, by and among the Company, the Forward Seller and the Forward Counterparty (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on September 1, 2015)

10.37
First Amendment to the Amended and Restated Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of November 1, 2015 (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.38
Separation Agreement, dated as of October 31, 2015, between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp.(incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.39
Contribution Agreement, dated as of October 31, 2015, between NorthStar Realty Finance Corp. and NorthStar Realty Europe Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on November 2, 2015)

10.40
Limited Consent and First Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of September 28, 2015, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, and certain subsidiaries of NorthStar Realty Finance Corp., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, with the consent of the requisite lenders, with reference to that certain Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015 (incorporated by reference to Exhibit 10.40 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.41
Second Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of February 23, 2016, by and among NorthStar Realty Finance Limited Partnership, as borrower, NorthStar Realty Finance Corp., as parent guarantor, and certain subsidiaries of NorthStar Realty Finance Corp., as guarantors, and Deutsche Bank AG New York Branch, as administrative agent, with the consent of the requisite lenders, with reference to that certain Amended and Restated Credit and Guaranty Agreement, dated as of May 5, 2015 (incorporated by reference to Exhibit 10.41 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.42
Interest Sale Agreement, dated as of May 6, 2016, among RHP Western Portfolio Group, LLC, American Home Portfolio Group, LLC, AMC Portfolio Group, LLC, and MHC Portfolio IV, LLC, and BSREP II MH Holdings LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.42 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016)

10.43	+
Executive Letter Agreement, dated June 2, 2016, among Debra Hess, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 8, 2016)

10.44	+
Executive Letter Agreement, dated June 2, 2016, among Daniel Gilbert, NorthStar Asset Management Group Inc., NorthStar Realty Finance Corp., NorthStar Asset Management Group, LTD. and NSAM Bermuda, LTD (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 8, 2016)

10.45	+
Executive Letter Agreement, dated June 2, 2016, among David T. Hamamoto, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 8, 2016)

10.46	+
Executive Letter Agreement, dated June 2, 2016, among Ronald J. Lieberman, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 8, 2016)

10.47	+
Executive Letter Agreement, dated June 2, 2016, among Albert Tylis, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 8, 2016)

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
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Equity for the six months ended June 30, 2016 (unaudited) and year ended December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	August 8, 2016	By:	/s/ JONATHAN A. LANGER
Jonathan A. Langer
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer