Form 10-Q
period 2016-09-30
NORTHSTAR REALTY FINANCE CORP.
filed 2016-11-09
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The Company has one class of common stock, $0.01 par value per share, 180,752,147 shares outstanding as of November 7, 2016.

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

•
the effects of being an externally-managed company, including our reliance on NSAM and its affiliates and sub-advisors/co-venturers in providing management services to us, the payment of substantial base management and incentive fees to NSAM, the allocation of investments by NSAM among us and the manager’s other sponsored or managed companies and strategic vehicles and various conflicts of interest in our relationship with NSAM;

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
Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or the SEC, included in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 under the heading “Risk Factors.” The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	September 30, 2016 (Unaudited)	December 31, 2015

Assets
Cash and cash equivalents	$725,360	$224,101
Restricted cash	180,068	299,288
Operating real estate, net	7,371,996	8,702,259
Real estate debt investments, net (refer to Note 4)	348,539	501,474
Real estate debt investments, held for sale (refer to Note 4)	—	224,677
Investments in private equity funds, at fair value (refer to Note 5)	484,876	1,101,650
Investments in unconsolidated ventures (refer to Note 6)	161,744	155,737
Real estate securities, available for sale (refer to Note 7)	526,966	702,110
Receivables, net of allowance of $4,323 and $4,318 as of September 30, 2016 and December 31, 2015, respectively	264,961	66,197
Receivables, related parties	1,888	2,850
Intangible assets, net	343,717	527,277
Assets of properties held for sale (refer to Note 3)	2,653,959	2,742,635
Other assets	300,815	154,146
Total assets(1)	$13,364,889	$15,404,401
Liabilities
Mortgage and other notes payable	$6,922,027	$7,164,576
Credit facilities and term borrowings	420,409	654,060
CDO bonds payable, at fair value	257,877	307,601
Exchangeable senior notes	27,356	29,038
Junior subordinated notes, at fair value	191,175	183,893
Accounts payable and accrued expenses	132,016	170,120
Due to related party (refer to Note 9)	46,939	50,903
Derivative liabilities, at fair value	302,316	103,293
Intangible liabilities, net	113,967	149,642
Liabilities of properties held for sale (refer to Note 3)	1,502,659	2,209,689
Other liabilities	73,126	165,856
Total liabilities(1)	9,989,867	11,188,671
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $986,640 aggregate liquidation preference as of September 30, 2016 and December 31, 2015	939,118	939,118
Common stock, $0.01 par value, 500,000,000 shares authorized, 180,729,894 and 183,239,708 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,807	1,832
Additional paid-in capital	5,116,100	5,149,349
Retained earnings (accumulated deficit)	(2,891,153)	(2,309,564)
Accumulated other comprehensive income (loss)	(63,709)	18,485
Total NorthStar Realty Finance Corp. stockholders’ equity	3,102,163	3,799,220
Non-controlling interests	272,859	416,510
Total equity	3,375,022	4,215,730
Total liabilities and equity	$13,364,889	$15,404,401
_______________________

(1)
Represents the consolidated assets and liabilities of NorthStar Realty Finance Limited Partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which the Company is the sole general partner and owns approximately 99%. As of September 30, 2016, the assets and liabilities of the Operating Partnership include $10.8 billion and $7.7 billion of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. Refer to Note 16 for further disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016(1)	2015(1)	2016(1)	2015(1)
Property and other revenues
Rental and escalation income	$165,060	$194,518	$527,252	$539,542
Hotel related income	220,578	219,427	636,283	594,284
Resident fee income	72,988	70,257	219,193	199,463
Other revenue	5,038	2,501	14,747	9,719
Total property and other revenues	463,664	486,703	1,397,475	1,343,008
Net interest income
Interest income (refer to Note 9)	34,669	60,840	115,117	185,986
Interest expense on debt and securities	1,614	1,289	5,309	5,245
Net interest income on debt and securities	33,055	59,551	109,808	180,741
Expenses
Management fee, related party (refer to Note 9)	46,771	51,285	139,955	151,260
Interest expense—mortgage and corporate borrowings	114,296	127,111	356,743	360,295
Real estate properties—operating expenses	236,992	248,983	708,934	670,480
Other expenses	6,472	7,495	20,933	22,457
Transaction costs	3,599	2,633	15,590	31,976
Impairment losses	70,433	—	75,506	—
Provision for (reversal of) loan losses, net	1,892	53	7,974	820
General and administrative expenses
Compensation expense(2)	7,528	7,794	23,295	31,135
Other general and administrative expenses	3,585	4,885	12,708	12,863
Total general and administrative expenses	11,113	12,679	36,003	43,998
Depreciation and amortization	84,726	118,826	260,287	340,185
Total expenses	576,294	569,065	1,621,925	1,621,471
Other income (loss)
Unrealized gain (loss) on investments and other	(26,648)	(132,251)	(269,052)	(171,238)
Realized gain (loss) on investments and other	939	614	(11,768)	13,921
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(105,284)	(154,448)	(395,462)	(255,039)
Equity in earnings (losses) of unconsolidated ventures	26,054	60,359	101,838	171,738
Income tax benefit (expense)	(3,567)	2,142	(12,329)	(9,610)
Income (loss) from continuing operations	(82,797)	(91,947)	(305,953)	(92,911)
Income (loss) from discontinued operations (refer to Note 3)	—	(16,581)	—	(114,236)
Net income (loss)	(82,797)	(108,528)	(305,953)	(207,147)
Net (income) loss attributable to non-controlling interests	3,506	3,477	7,960	15,110
Preferred stock dividends	(21,060)	(21,060)	(63,178)	(63,178)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(100,351)	$(126,111)	$(361,171)	$(255,215)
Earnings (loss) per share:(3)
Income (loss) per share from continuing operations	$(0.56)	$(0.60)	$(2.00)	$(0.82)
Income (loss) per share from discontinued operations	—	(0.09)	—	(0.67)
Basic	$(0.56)	$(0.69)	$(2.00)	$(1.49)
Diluted	$(0.56)	$(0.69)	$(2.00)	$(1.49)
Weighted average number of shares:(3)
Basic	179,890,187	182,343,301	180,802,905	171,137,667
Diluted	181,746,499	184,187,524	182,663,677	172,475,489
Dividends per share of common stock(3)	$0.40	$0.75	$1.20	$2.35
____________________

(1)
The consolidated financial statements for the three and nine months ended September 30, 2016 represent the Company’s results of operations following the NRE Spin-off on October 31, 2015. The three and nine months ended September 30, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations.

(2)
The three months ended September 30, 2016 and 2015 includes $5.9 million and $6.2 million of equity-based compensation expense, respectively. The nine months ended September 30, 2016 and 2015 includes $17.7 million and $24.7 million of equity-based compensation expense, respectively. Refer to Note 10 for further disclosure.

(3)
The three and nine months ended September 30, 2015 is adjusted for the one-for-two reverse stock split completed on November 1, 2015. Refer to Note 11. “Stockholders’ Equity” for additional disclosure.

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(82,797)	$(108,528)	$(305,953)	$(207,147)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale, net	(14,694)	(8,076)	(79,672)	(28,943)
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	223	223	669	711
Foreign currency translation adjustment, net	(1,163)	1,557	(4,726)	(912)
Total other comprehensive income (loss)	(15,634)	(6,296)	(83,729)	(29,144)
Comprehensive income (loss)	(98,431)	(114,824)	(389,682)	(236,291)
Comprehensive (income) loss attributable to non-controlling interests	3,836	3,155	9,495	15,340
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(94,595)	$(111,669)	$(380,187)	$(220,951)

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity	Non-controlling Interests
										Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	39,466	$939,118	150,842	$1,508	$4,828,928	$(1,422,399)	$49,540	$4,396,695	$316,961	$4,713,656
Net proceeds from offering of common stock	—	—	38,000	380	1,325,860	—	—	1,326,240	—	1,326,240
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	126,484	126,484
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(36,661)	(36,661)
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 12)	—	—	—	—	(14,548)	—	—	(14,548)	14,548	—
Dividend reinvestment plan	—	—	7	—	194	—	—	194	—	194
Amortization of equity-based compensation	—	—	—	—	13,757	—	—	13,757	11,935	25,692
Conversion of exchangeable senior notes	—	—	829	8	13,582	—	—	13,590	—	13,590
Other comprehensive income (loss)	—	—	—	—	—	—	(16,713)	(16,713)	(529)	(17,242)
Conversion of Deferred LTIP Units to LTIP Units	—	—	—	—	(18,730)	—	—	(18,730)	18,730	—
Retirement of shares of common stock	—	—	(6,470)	(64)	(117,983)	—	—	(118,047)	—	(118,047)
Issuance of restricted stock, net of tax withholding	—	—	32	—	(3,602)	—	—	(3,602)	—	(3,602)
Spin-off of NorthStar Europe (refer to Note 3)	—	—	—	—	(878,109)	—	(14,342)	(892,451)	(7,450)	(899,901)
Dividends on common stock and equity-based awards (refer to Note 10)	—	—	—	—	—	(559,668)	—	(559,668)	(3,500)	(563,168)
Dividends on preferred stock	—	—	—	—	—	(84,238)	—	(84,238)	—	(84,238)
Net income (loss)	—	—	—	—	—	(243,259)	—	(243,259)	(24,008)	(267,267)
Balance as of December 31, 2015	39,466	$939,118	183,240	$1,832	$5,149,349	$(2,309,564)	$18,485	$3,799,220	$416,510	$4,215,730
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	1,642	1,642
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(28,784)	(28,784)
Non-controlling interest – sale or deconsolidation of subsidiary	—	—	—	—	—	—	—	—	(104,906)	(104,906)
Non-controlling interests—reallocation of interest in Operating Partnership (refer to Note 12)	—	—	—	—	6,031	—	—	6,031	(6,031)	—
Dividend reinvestment plan	—	—	12	—	154	—	—	154	—	154
Amortization of equity-based compensation	—	—	—	—	10,931	—	—	10,931	5,843	16,774
Conversion of exchangeable senior notes	—	—	200	2	1,869	—	—	1,871	—	1,871
Other comprehensive income (loss)	—	—	—	—	—	—	(82,194)	(82,194)	(1,535)	(83,729)
Retirement of shares of common stock	—	—	(3,890)	(39)	(49,994)	—	—	(50,033)	—	(50,033)
Issuance of stock, net of tax withholding	—	—	1,168	12	(2,240)	—	—	(2,228)	—	(2,228)
Dividends on common stock and equity-based awards (refer to Note 10)	—	—	—	—	—	(220,418)	—	(220,418)	(1,920)	(222,338)
Dividends on preferred stock	—	—	—	—	—	(63,178)	—	(63,178)	—	(63,178)
Net income (loss)	—	—	—	—	—	(297,993)	—	(297,993)	(7,960)	(305,953)
Balance as of September 30, 2016 (unaudited)	39,466	$939,118	180,730	$1,807	$5,116,100	$(2,891,153)	$(63,709)	$3,102,163	$272,859	$3,375,022

Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(305,953)	$(207,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(79,248)	(155,670)
Equity in (earnings) losses of unconsolidated ventures	(22,590)	(16,068)
Depreciation and amortization	260,287	375,208
Amortization of premium/accretion of discount on investments	(42,988)	(46,498)
Interest accretion on investments	(830)	(12,904)
Amortization of deferred financing costs	41,156	37,485
Amortization of equity-based compensation	16,774	23,161
Unrealized (gain) loss on investments and other	262,084	180,428
Realized (gain) loss on investments and other	11,768	(14,607)
Impairment losses	75,506	—
Distributions from PE Investments (refer to Note 5)	76,452	155,670
Distributions from unconsolidated ventures	7,836	6,456
Distributions from equity investments	9,613	20,770
Amortization of capitalized above/below market leases	5,158	9,806
Straight line rental income, net	(21,697)	(26,842)
Deferred income taxes, net	(11,971)	(19,986)
Provision for (reversal of) loan losses, net	7,974	820
Allowance for uncollectible accounts	3,510	2,156
Other	—	804
Changes in assets and liabilities:
Restricted cash	(22,588)	(20,566)
Receivables	5,229	26,097
Receivables, related parties	1,058	1,357
Other assets	(11,674)	11,337
Accounts payable and accrued expenses	5,555	17,377
Due to related party	(3,964)	4,593
Other liabilities	(8,647)	34,594
Net cash provided by (used in) operating activities	257,810	387,831
Cash flows from investing activities:
Acquisition of operating real estate	—	(3,224,390)
Acquisition of manufactured homes, held for sale	(10,047)	(3,115)
Improvements of real estate	(112,457)	(82,641)
Improvements of real estate, held for sale	(10,475)	(7,869)
Proceeds from sale of real estate	368,984	19,683
Origination of or fundings for real estate debt investments	(19,015)	(68,799)
Acquisition of real estate debt investments	—	(72,950)
Proceeds from sale of real estate debt investments	312,585	—
Repayment of real estate debt investments	67,383	306,331
Investment in PE Investments (refer to Note 5)	(6,979)	(552,395)
Distributions from PE Investments (refer to Note 5)	106,958	353,129
Proceeds from sale of PE Investments (refer to Note 5)	217,970	—
Investment in unconsolidated ventures	(5,014)	(3,702)
Distributions from unconsolidated ventures	5,059	21,341
Acquisition of real estate securities, available for sale	(1,150)	(23,808)
Proceeds from sale of real estate securities, available for sale	53,886	95,664
Repayment of real estate securities, available for sale	35,878	76,243
Change in restricted cash	77,764	11,070
Payment of leasing costs	(3,131)	(4,610)
Investment deposits and pending deal costs	(2,283)	(13,226)
Other assets	(3,995)	(15,747)
Net cash provided by (used in) investing activities	1,071,921	(3,189,791)
Refer to accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Borrowings from mortgage and other notes payable	$184,086	$2,097,089
Repayment of mortgage and other notes payable	(202,484)	(37,757)
Repayment of CDO bonds	(49,661)	(52,825)
Repurchase of CDO bonds	—	(20,491)
Repayment of securitization bonds payable	—	(41,831)
Borrowings from credit facilities	—	885,000
Repayment of credit facilities	(237,053)	(831,877)
Proceeds from senior notes	—	340,000
Payment of financing costs	(6,108)	(106,191)
Purchase of derivative instruments	(76)	(29,666)
Payment of cash collateral on derivatives	(161,215)	—
Change in restricted cash	14,075	302
Net proceeds from common stock offering	—	1,086,332
Repurchase of common stock	(52,034)	—
Proceeds from dividend reinvestment plan	154	135
Dividends	(284,984)	(479,968)
Repurchase of shares related to equity-based awards and tax withholding	(5,865)	—
Contributions from non-controlling interests	1,642	116,393
Distributions to non-controlling interests	(28,784)	(29,397)
Net cash provided by (used in) financing activities	(828,307)	2,895,248
Effect of foreign currency translation on cash and cash equivalents	(165)	(4,218)
Net increase (decrease) in cash and cash equivalents	501,259	89,070
Cash and cash equivalents—beginning of period	224,101	296,964
Cash and cash equivalents—end of period	$725,360	$386,034

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
Merger Agreement with NSAM and Colony Capital, Inc.
In June 2016, the Company announced that it entered into a merger agreement with NSAM and Colony Capital, Inc. (“Colony”) under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform (the “Mergers”). The transaction has been approved by the Company’s and NSAM’s respective board of directors, including the unanimous approval by their respective Special Committees and the board of directors of Colony.
Under the terms of the merger agreement, as amended, NSAM will redomesticate to Maryland and elect to be treated as a REIT beginning in 2017 and the Company and Colony, through a series of transactions, will merge with and into the redomesticated NSAM, which will be renamed Colony NorthStar, Inc. (“Colony NorthStar”). The Company’s common stockholders will receive 1.0996 shares of Colony NorthStar’s common stock for each share of common stock they own. Holders of preferred stock will receive shares of preferred stock of Colony NorthStar that are substantially similar to the preferred stock held prior to the closing of the transaction. Upon completion of the transaction, NSAM stockholders will own approximately 32.85%, Colony stockholders will own approximately 33.25% and the Company’s stockholders will own approximately 33.90% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers.
In October 2016, the Company amended the merger agreement and provided for, among other matters, an enhanced governance structure for Colony NorthStar, modified severance terms for NSAM’s executive officers and a special cash dividend for NSAM’s stockholders now totaling $228 million. In connection with the amendment to the merger agreement, NSAM entered into a voting agreement with MSD Capital L.P. (“MSD”) and its affiliates, which together own approximately 10.2% of NSAM’s outstanding shares, pursuant to which MSD agreed to vote in favor of the Mergers and related proposals. In addition, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company, filed with the SEC an amended registration statement on Form S-4 that includes a joint proxy statement of the Company, Colony and NSAM and that also constitutes a prospectus of Colony NorthStar.
The transaction is expected to close in January 2017, subject to, among other things, regulatory approvals and the receipt of the Company’s, Colony’s and NSAM’s respective stockholder approvals.
Sales Initiatives
The Company continues to execute a series of sales initiatives including: (i) sales of certain real estate assets; (ii) sales of certain of the Company’s limited partnership interests in real estate private equity funds (“PE Investments”); and (iii) sales and/or accelerated repayments of the Company’s CRE debt and securities investments.

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
The three and nine months ended September 30, 2016 represent the Company’s results of operations following the spin-off of its European real estate business (the “NRE Spin-off”) into a separate publicly-traded REIT, NorthStar Realty Europe Corp. (“NorthStar Europe”). The three and nine months ended September 30, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations. As a result, the three and nine months ended September 30, 2016 may not be comparable to the prior periods presented. Expenses also included an allocation of indirect expenses of the Company to NorthStar Europe, including salaries and other general and administrative expenses (primarily occupancy and other cost) based on an estimate had the European real estate business been run as an independent entity. This allocation method was principally based on relative headcount and management’s knowledge of the Company’s operations.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted Cash
Restricted cash primarily consists of amounts related to operating real estate. The following table presents a summary of restricted cash as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015

Capital expenditures reserves(1)	$102,271	$196,421
Operating real estate escrow reserves(2)	69,686	82,690
CRE debt escrow deposits	26	8,815
Cash in N-Star CDOs(3)	8,085	11,362
Total	$180,068	$299,288
__________________________________________________

(1)	Primarily represents capital improvements, furniture, fixtures and equipment, tenant improvements, lease renewal and replacement reserves related to operating real estate.

(2)	Primarily represents insurance, real estate tax, repair and maintenance, tenant security deposits and other escrows related to operating real estate.

(3)	Represents proceeds from repayments and/or sales pending distribution in consolidated N-Star CDOs.
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
The Company accounts for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations. The Company evaluates whether real estate acquired in connection with a foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to collateral) (“REO”) constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. The Company analyzes goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations. For the nine months ended September 30, 2016, there were no triggering events that required a test of impairment of goodwill.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summary
The following table presents identified intangibles as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets:
In-place leases	$167,329	$(62,662)	$104,667	$289,124	$(82,089)	$207,035
Above-market leases	193,503	(36,500)	157,003	268,426	(35,940)	232,486
Goodwill(1)	44,767	NA	44,767	48,635	NA	48,635
Other(2)	40,580	(3,300)	37,280	41,149	(2,028)	39,121
Total	$446,179	$(102,462)	$343,717	$647,334	$(120,057)	$527,277

Intangible liabilities:
Below-market leases	$145,830	$(34,002)	$111,828	$177,931	$(30,462)	$147,469
Above-market ground leases	2,236	(97)	2,139	2,236	(63)	2,173
Total	$148,066	$(34,099)	$113,967	$180,167	$(30,525)	$149,642
_______________________

(1)
Represents goodwill associated with two acquisitions of healthcare portfolios that operate through the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”) structures. For the year ended December 31, 2015, the Company recorded an estimated goodwill impairment of $25.5 million related to a healthcare portfolio acquired in 2014, which was finalized during the three months ended March 31, 2016. The change in goodwill for the nine months ended September 30, 2016 relates to foreign currency translation associated with a healthcare portfolio in the United Kingdom.

(2)
Primarily represents the value associated with certificates of need associated with certain healthcare properties, franchise agreements associated with certain hotel properties and other intangible assets.

Other Assets and Other Liabilities
The following tables present a summary of other assets and other liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015

Other assets:
Cash collateral held by derivative counterparty (refer to Note 14)	$161,215	$—
Unbilled rent receivable, net of allowance of $116 as of September 30, 2016 and December 31, 2015	58,335	46,262
Investment-related reserves	26,268	47,380
Prepaid expenses	19,269	22,573
Deferred tax assets, net	15,325	24,435
Investment deposits and pending deal costs	8,892	568
Deferred costs	8,744	9,461
Derivative assets (refer to Note 14)	4	116
Other	2,763	3,351
Total	$300,815	$154,146

	September 30, 2016 (Unaudited)	December 31, 2015

Other liabilities:
Deferred tax liabilities	$27,263	$50,341
Prepaid rent and unearned revenue	19,934	24,697
Tenant security deposits	11,538	30,327
Escrow deposits payable	4,184	11,753
PE Investment XIV deferred purchase price (refer to Note 5)	3,161	44,212
Other	7,046	4,526
Total	$73,126	$165,856

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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, the Company may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and escalation income for above-and below-market lease intangibles and depreciation and amortization in the consolidated statements of operations.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for the Company will be January 1, 2018. The Company is evaluating the impact, if any, of the update on its consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company has concluded that this guidance will not have any impact on its consolidated financial position, results of operations and financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments in the consolidated statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. The Company is evaluating the impact, if any, that this guidance will have in its consolidated statement of cash flows.

3.	Operating Real Estate
The following table presents operating real estate, net as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016 (Unaudited)	December 31, 2015

Land and improvements	$1,035,654	$1,195,915
Buildings and improvements	5,799,139	6,728,957
Building leasehold interests and improvements	723,185	723,573
Furniture, fixtures and equipment	376,525	346,628
Tenant improvements	109,078	165,539
Construction in progress	78,444	57,663
Subtotal	8,122,025	9,218,275
Less: Accumulated depreciation	(675,399)	(511,113)
Less: Operating real estate impairment	(74,630)	(4,903)
Operating real estate, net	$7,371,996	$8,702,259
Real Estate Impairment
During the quarter ended September 30, 2016, the Company identified an indicator of impairment at 18 of its hotels in one of its hotel portfolios, primarily due to decreased operating performance and continued economic weakness. As required by the impairment guidance, once an indicator of impairment is identified, the Company is required to perform a test of recoverability. This test compares the sum of the estimated future cash flow attributable to the hotel over its remaining anticipated holding period

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and from its disposition to its carrying value. Assumptions used for the individual hotels were determined by management, based on discussions with NSAM’s asset management group and its hotel management company. The Company determined that the estimated undiscounted future cash flow attributable to the hotels did not exceed their carrying value and impairment existed. As a result, the Company recorded a $69.7 million impairment charge in the consolidated statements of operations. Fair value was determined based on a discounted cash flow using third-party market data, considered Level 3 inputs. As the fair value of the properties impaired for the three months ended September 30, 2016 was determined in part by management estimates, a reasonable possibility exists that future changes to inputs and assumptions could affect the accuracy of management’s estimates and such future changes could lead to recovery of impairment or further possible impairment in the future.
In addition, in connection with a property held for sale, the Company recognized a $0.7 million impairment charge to reduce the carrying value of such property as compared to its estimated net realizable value. The impairment charge was based upon certain disposition costs incurred in connection with such sale. These inputs are classified as Level 3 of the fair value hierarchy.
Real Estate Held for Sale
The following table summarizes the Company’s operating real estate held for sale as of September 30, 2016 (dollars in thousands):

		Assets				Liabilities
Description	Properties	Operating Real Estate, Net	Intangible Assets, Net	Other Assets	Total(1)	Mortgage and Other Notes Payable, Net	Intangible Liabilities, Net	Other Liabilities	Total	WA Ownership Interest
Manufactured housing communities(2)	135	$1,441,656	$23,983	$126,719	$1,592,358	$1,255,454	$—	$25,983	$1,281,437	94%
Medical office buildings(3)	38	742,485	63,818	1,428	807,731	—	19,229	—	19,229	86%
Multifamily(4)	6	181,627	—	—	181,627	146,662	—	—	146,662	90%
Other	5	69,693	2,539	11	72,243	41,051	14,280	—	55,331	NA
Total	184	$2,435,461	$90,340	$128,158	$2,653,959	$1,443,167	$33,509	$25,983	$1,502,659
______________________________________

(1)	Represents operating real estate and intangible assets, net of depreciation and amortization of $269.0 million.

(2)
In May 2016, the Company entered into an agreement to sell its manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $614.8 million of net proceeds, including a $50.0 million deposit made by the buyer. The Company expects the transaction to close in the first quarter 2017. There is no assurance this transaction will close on the terms anticipated, if at all.

(3)
In September 2016, the Company entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American Healthcare REIT II, Inc. portfolio (“Griffin-American Portfolio”) for $837.9 million with $692.2 million of related mortgage financing expected to be paid off as part of the transaction. The Company expects to receive $114.8 million of net proceeds. The Company expects the transaction to close in the fourth quarter 2016. There is no assurance this transaction will close on the terms anticipated, if at all.

(4)
To date through November 2016, the Company sold ten multifamily properties for $307 million with $210 million of mortgage financing assumed as part of the transaction. The Company received $85 million of net proceeds. The Company continues to explore the sale of the remaining two properties, including one multifamily property accounted for as an investment in unconsolidated venture (refer to Note 6).

In March 2016, the Company sold its 60% interest in the $898.7 million independent living facility portfolio (“Senior Housing Portfolio”) for $534.5 million. The Company received $149.4 million of proceeds, net of sales costs. Refer to Note 9. Related Party Arrangements for further disclosure.
In September 2016, the Company redeemed its interests in a net lease industrial real estate portfolio (“Industrial Portfolio”) for $169.6 million of net proceeds, including $3.1 million of acceleration of discount and fees.

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
For the three months ended September 30, 2015, the Company recorded a $16.6 million net loss included in discontinued operations in the Company’s consolidated statements of operations associated with NorthStar Europe which represented a carve-out of revenues of $41.7 million and expenses of $58.3 million, primarily related to transaction costs. For the nine months ended September 30, 2015, the Company recorded a $114.2 million net loss included in discontinued operations in the Company’s consolidated statements of operations associated with NorthStar Europe which represented a carve-out of revenues of $75.7 million and expenses of $189.9 million, primarily related to transaction costs.

4.	Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount(3)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Yield(5)
Asset Type:
First mortgage loans(1)	6	$145,034	$117,927	35.8%	6.98%	8.47%	4.66%	42.7%
Mezzanine loans	6	22,566	16,940	5.6%	9.10%	3.57%	7.86%	49.6%
Subordinate interests	4	167,598	166,466	41.4%	11.83%	11.99%	8.22%	59.4%
Corporate loans	4	35,747	31,154	8.8%	12.92%	—%	14.82%	—%
Subtotal/Weighted average(2)(6)	20	370,945	332,487	91.6%	11.90%	13.85%	7.56%	46.6%
CRE debt in N-Star CDOs
First mortgage loans	1	21,273	3,637	5.3%	—%	—%	—%	100.0%
Mezzanine loans	1	11,000	10,915	2.7%	8.00%	—%	8.06%	—%
Corporate loans	6	1,500	1,500	0.4%	6.75%	—%	6.75%	—%
Subtotal/Weighted average	8	33,773	16,052	8.4%	7.85%	—%	6.11%	63.0%
Total	28	$404,718	$348,539	100.0%	11.50%	12.33%	7.49%	47.9%
____________________________________________________________

(1)
Includes three loans that pursuant to certain terms and conditions which may or may not be satisfied, where the Company has an option to purchase the properties securing these loans. One of these three loans is a Sterling denominated loan of £66.7 million, of which £22.0 million is available to be funded as of September 30, 2016. This loan has various maturity dates depending upon the timing of advances; however, will be no later than March 2022.

(2)	Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $7.9 million.

(3)	Based on principal amount.

(4)	$62.0 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.94%.

(5)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of September 30, 2016 and for CRE debt with a LIBOR floor greater than LIBOR, using such floor.

(6)	All CRE debt investments are unleveraged.
To date through November 2016, the Company sold or received repayment for 15 CRE debt investments and a REO with a total principal amount of $388.6 million and used $72.1 million of proceeds to pay down the Company’s loan facility in full, resulting in $313.2 million of net proceeds.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents CRE debt investments as of December 31, 2015 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount(2)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR(3)	Yield(4)
Asset Type:
First mortgage loans(1)	11	$286,628	$260,237	51.6%	7.09%	4.95%	3.80%	55.8%
Mezzanine loans	6	22,361	18,630	4.0%	9.04%	4.00%	7.10%	39.9%
Subordinate interests	4	171,044	169,781	30.8%	13.04%	5.65%	8.72%	59.0%
Corporate loans	4	35,215	30,681	6.3%	12.93%	—%	14.84%	—%
Subtotal/Weighted average	25	515,248	479,329	92.7%	10.51%	5.26%	6.38%	52.5%
CRE debt in N-Star CDOs
First mortgage loans	2	26,957	9,321	4.9%	—%	1.27%	3.78%	100.0%
Mezzanine loans	1	11,000	10,675	2.0%	8.00%	—%	8.24%	—%
Corporate loans	6	2,149	2,149	0.4%	6.74%	—%	6.74%	—%
Subtotal/Weighted average	9	40,106	22,145	7.3%	7.79%	1.27%	6.22%	67.2%
Total	34	$555,354	$501,474	100.0%	10.33%	4.79%	6.37%	53.5%

Real estate debt, held for sale(5)	7	$225,037	$224,677	NA	13.65%	7.41%	10.89%	52.5%
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

(2)	Based on principal amount.

(3)
$63.9 million principal amount (excluding CRE debt in N-Star CDOs) has a weighted average LIBOR floor of 0.95%. Includes one first mortgage loan with a principal amount of $5.8 million with a spread over the prime rate.

(4)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2015 and for CRE debt with a LIBOR floor, using such floor.

(5)	In the first quarter 2016, the Company sold these seven loans and used $46.9 million of proceeds to pay down the Company’s loan facility, resulting in net proceeds of $178.2 million.
The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2016 (dollars in thousands):

	Current Maturity	Maturity Including Extensions(1)
October 1 to December 31, 2016	$65,356	$65,356
Years ending December 31:
2017	5,903	5,903
2018	1,343	1,343
2019	—	—
2020	—	—
Thereafter	267,819	267,819
Total(2)	$340,421	$340,421
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.

(2)	Excludes four non-performing loans (“NPLs”) with an aggregate principal amount of $64.3 million as of September 30, 2016 due to maturity defaults.
As of September 30, 2016, the weighted average maturity, including extensions, of CRE debt investments was 5.1 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend certain contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value primarily due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves recorded as part of the carrying value of the investment. As of September 30, 2016, the Company had $39.5 million of net unamortized discount and $1.3 million of net unamortized origination fees and costs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016		2015
Beginning balance	$10,960	$5,799	$7,839		$5,599
Provision for (reversal of) loan losses, net(1)	1,802	—	4,923	(2)	200
Ending balance	$12,762	$5,799	$12,762		$5,799
____________________________________________________________

(1)
Excludes $0.1 million and $0.3 million provision for loan losses for the three and nine months ended September 30, 2016, respectively, relating to manufactured housing notes receivables recorded in assets of properties held for sale as of September 30, 2016 and $0.1 million and $0.7 million for the three and nine months ended September 30, 2015, respectively, recorded in other assets as of September 30, 2015.

(2)	Excludes $2.8 million of provision for loan losses primarily relating to exit fees on real estate debt, held for sale.
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
The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

	September 30, 2016	December 31, 2015
Credit Quality Indicator:
Loans with no loan loss reserve:
First mortgage loans(1)	$79,365	$168,978
Mezzanine loans	22,232	29,305
Subordinate interests	166,466	169,781
Corporate loans	32,654	32,830
Subtotal	300,717	400,894
Other loans with a loan loss reserve/non-accrual status:
First mortgage loans	—	4,137
Mezzanine loans(2)	5,623	—
Subtotal	5,623	4,137
Non-performing loans	42,199	96,443
Total	$348,539	$501,474
____________________________________________________________

(1)	Includes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $3.0 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively.

(2)
Includes one mezzanine loan with a 100% loan loss reserve with a principal amount of $3.8 million as of September 30, 2016 and December 31, 2015. Such loan is not considered a NPL as debt service is currently being received.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016				December 31, 2015
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans(2)	4	$64,297	$42,199	$7,194	5	$119,677	$100,580	$4,073
Mezzanine loans	2	11,190	5,623	5,568	1	3,766	—	3,766
Total	6	$75,487	$47,822	$12,762	6	$123,443	$100,580	$7,839
____________________________________________________________

(1)
Principal amount differs from carrying value primarily due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $3.0 million and $3.1 million as of September 30, 2016 and December 31, 2015, respectively.

(2)
Includes one loan with a carrying value of $33.9 million for which the Company entered into a discounted payoff agreement in the second quarter 2016. Such loan is considered a TDR as of September 30, 2016.

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to them being deemed impaired for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	September 30, 2016			September 30, 2015
	Number	Average Carrying Value	Quarter Ended Income	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	4	$60,360	$—	3	$43,443	$—
Mezzanine loans	2	1,874	—	1	—	—
Total/weighted average	6	$62,234	$—	4	$43,443	$—
The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to them being deemed impaired for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	September 30, 2016			September 30, 2015
	Number	Average Carrying Value	Nine Months Ended Income	Number	Average Carrying Value	Nine Months Ended Income
Class of Debt:
First mortgage loans	6	$70,415	$—	3	$43,443	$2,453
Mezzanine loans	2	1,406	—	1	—	3
Total/weighted average	8	$71,821	$—	4	$43,443	$2,456
As of September 30, 2016, the Company had four loans past due from maturity default on the principal amount, of which three loans are past due greater than 90 days. As of December 31, 2015, the Company had two loans past due greater than 90 days.

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
The following tables summarize the Company’s PE Investments as of September 30, 2016 (dollars in millions):

			Carrying Value		Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
PE Investment	Number of Funds		September 30, 2016	December 31, 2015	Income(2)	Distributions	Contributions	Income(2)	Distributions	Contributions
PE Investment I	45		$98.5	$154.0	$4.9	$18.9	$0.6	$9.9	$8.8	$0.6
PE Investment II(4)	24		2.6	2.7	0.1	0.4	0.7	0.2	0.6	—
PE Investment III	8		27.4	26.8	2.0	4.2	—	0.4	3.1	—
PE Investment IV	1		2.3	7.6	0.4	5.1	—	0.3	0.3	—
PE Investment V	3		5.6	7.7	0.2	1.4	—	0.4	—	—
PE Investment VI	14		49.5	62.0	1.2	6.1	—	2.2	4.0	—
PE Investment VII	9		22.6	21.0	0.7	0.4	—	1.4	4.3	0.1
PE Investment IX	6		43.3	44.7	1.6	3.8	—	3.9	6.2	0.1
PE Investment X	8		49.4	68.2	1.9	11.3	0.1	3.5	9.0	—
PE Investment XII	1		2.2	2.6	—	0.4	—	0.1	0.2	—
PE Investment XIII	5		178.1	177.7	4.1	1.4	—	9.9	52.2	—
PE Investment XIV(3)	2		3.4	5.6	0.9	0.3	—	0.1	24.9	0.3
Subtotal(1)(6)	126		484.9	580.6	18.0	53.7	1.4	32.3	113.6	1.1
PE Investment Sale(4)	—		—	521.1	—	—	—	22.8	68.7	1.1
Total	126	(5)	$484.9	$1,101.7	$18.0	$53.7	$1.4	$55.1	$182.3	$2.2
_____________________________________________

(1)
As of September 30, 2016, the Company’s expected future contributions to funds is $2 million with $6 million of remaining deferred purchase price. The actual amount of future contributions underlying the fund interests that may be called and funded by the Company could vary materially from the Company’s expectations.

(2)	Recorded in equity in earnings in the consolidated statements of operations.

(3)
In September 2016, the Company paid $3.1 million of deferred purchase price to the original seller. PE Investment XIV will pay the remaining deferred purchase price of $3.2 million to the original seller in September 2017. Such amount is included in other liabilities on the consolidated balance sheets.

(4)
In February 2016, the Company sold substantially all of its interest in PE Investment II for proceeds of $184.1 million. In September 2016, the Company sold a portfolio of PE Investments for a gross sales price of $317.6 million with $44.7 million of deferred purchase price assumed as part of the transaction, including $5.6 million of deferred purchase price which was the obligation of an unconsolidated joint venture. The Company received $33.9 million of net proceeds and will receive the remaining $204.7 million of net proceeds in the fourth quarter 2016. Refer to Note 9. Related Party Arrangements for further disclosure.

(5)	The total number of funds includes 12 funds held across multiple PE Investments.

(6)	As of September 30, 2016, cash flow is expected through June 30, 2022, with a weighted average expected remaining life of 1.2 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
PE Investment	Income(1)	Distributions	Contributions	Income(1)	Distributions	Contributions
PE Investment I(2)	$18.6	$67.2	$1.2	$36.1	$59.1	$1.8
PE Investment II	0.3	1.1	1.2	0.6	1.6	0.6
PE Investment III	6.8	6.1	—	1.6	9.5	0.1
PE Investment IV	0.9	6.2	—	0.9	0.3	—
PE Investment V	0.7	2.8	—	1.5	1.5	—
PE Investment VI	3.8	16.3	—	7.3	12.2	—
PE Investment VII	2.4	0.9	0.1	4.4	11.6	0.1
PE Investment IX	6.8	8.4	0.2	13.4	28.8	0.1
PE Investment X	8.7	27.5	0.1	11.3	29.2	0.2
PE Investment XII	0.2	0.6	—	0.3	3.8	0.1
PE Investment XIII	17.7	17.8	0.4	13.8	121.7	—
PE Investment XIV	1.5	3.4	0.2	0.1	24.9	0.3
Subtotal	68.4	158.3	3.4	91.3	304.2	3.3
PE Investment Sale(3)	10.8	28.7	0.5	64.4	193.3	46.6
Total	$79.2	$187.0	$3.9	$155.7	$497.5	$49.9
____________________________________________________________

(1)	Recorded in equity in earnings in the consolidated statements of operations.

(2)
The Company recorded an unrealized loss of $8.2 million for the nine months ended September 30, 2016, which represented an unwind of an unrealized gain of $32.6 million recorded for the year ended December 31, 2014.

(3)	The distributions received for the nine months ended September 30, 2016 excludes proceeds of $218.0 million in connection with the sales of PE Investments.
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
The following table summarizes the Company’s investments in unconsolidated ventures as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

		Carrying Value		Equity in Earnings (Losses)
	Ownership	September 30, 2016 (Unaudited)	December 31, 2015	Three Months Ended September 30,		Nine Months Ended September 30,
Investment	Interest			2016	2015	2016	2015
RXR Realty(1)	27%	$101.1	$89.3	$6.6	$4.3	$19.0	$12.0
NSAM Retail Companies(2)	Various	17.8	14.0	—	—	—	0.2
Office Joint Venture(3)	10%	8.5	8.5	—	—	—	—
LandCap(4)	49%	7.5	7.7	0.5	0.5	0.7	1.1
SteelWave(5)	40%	9.1	6.8	0.8	0.5	2.3	1.3
Aerium(6)	15%	4.5	16.5	—	—	—	1.3
CS/Federal(7)	50%	5.4	5.7	(0.2)	0.1	(0.2)	0.1
Multifamily Joint Venture(8)	90%	4.1	3.5	0.3	(0.1)	0.8	—
NorthStar Realty Finance Trusts(9)	N/A	3.7	3.7	—	—	—	—
Total		$161.7	$155.7	$8.0	$5.3	$22.6	$16.0
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

(2)
Represents the Company’s investment in NSAM sponsored companies: NorthStar Income, NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”), NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), NorthStar Corporate Income Fund (“NorthStar Corporate Fund”) and NorthStar/RXR New York Metro Real Estate, Inc. (“NorthStar/RXR New York Metro”). Affiliates of NSAM manage NorthStar Income, NorthStar Healthcare, NorthStar Income II, NorthStar Corporate Fund, NorthStar/RXR New York Metro, NorthStar Real Estate Capital Income Fund (“NorthStar Capital Fund”) which, together with any new retail company sponsored by NSAM, are collectively referred to as the “NSAM Retail Companies”. The Company’s ownership interest in NorthStar Income and NorthStar Healthcare as of September 30, 2016 is 0.5% and 0.3%, respectively.

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

(6)
Aerium is a pan-European real estate investment manager specializing in commercial real estate properties. The Company recorded an unrealized loss on its interest in Aerium of $9.6 million for the nine months ended September 30, 2016. The Company’s equity interest in Aerium is structured so that NSAM is entitled to certain fees in connection with Aerium’s asset management business. Refer to Note 9. “Related Party Arrangements - NorthStar Asset Management Group - Management Agreement” for further disclosure.

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
In addition, pursuant to the management agreement with NSAM, the Company committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Retail Company, up to a total of five new companies per year. The following table summarizes the Company’s total shares purchased of each NSAM Retail Company as part of its current obligation under the distribution support agreement and the remaining obligations as of September 30, 2016 (dollars in millions):

	Term of	Ownership	Amount	Remaining
NSAM Retail Company	Commitment	Interest	Purchased	Commitment
NorthStar Income II	May 2013 - November 2016	0.6%	$5.8	$4.2
NorthStar/RXR New York Metro(1)	February 2015 - February 2017	38.5%	1.5	6.0
NorthStar Corporate Fund(2)	February 2016 - February 2018	50.0%	1.0	4.0
NorthStar Capital Fund(3)(4)	May 2016 - May 2018	100.0%	2.0	8.0
Total			$10.3	$22.2
___________________________________________________________

(1)
NorthStar/RXR New York Metro’s registration statement filed with the SEC seeks to offer up to $2 billion in a public offering of multiple classes of common stock. In December 2015, the Company and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount as a result of the purchase of 0.2 million shares of its common stock for an aggregate $2.0 million, of which $1.5 million was invested. The Company is responsible for 75% of the distribution support commitment to NorthStar/RXR New York Metro, with RXR Realty responsible for the remaining 25%. NSAM began raising capital for NorthStar/RXR New York Metro in the second quarter 2016.

(2)
NorthStar Corporate Fund’s registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In January 2016, the Company and an affiliate of Och-Ziff Capital Management Group (“OZ Corporate Investors”) invested $2.0 million of seed capital into NorthStar Corporate Fund, of which $1.0 million was invested. The Company is responsible for 50% of the distribution support commitment to NorthStar Corporate Fund, with OZ Corporate Investors responsible for the remaining 50%. In February 2016, NorthStar Corporate Fund was declared effective by the SEC and expects to begin raising capital from third parties in the first half 2017.

(3)
NorthStar Capital Fund’s registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In March 2016, the Company invested $2.0 million of seed capital into NorthStar Capital Fund. In May 2016, NorthStar Capital Fund was declared effective by the SEC and expects to begin raising capital from third parties in the first half 2017.

(4)	The Company currently consolidates the company based on its majority voting interest in the entity.

7.	Real Estate Securities, Available for Sale
The following table presents CRE securities as of September 30, 2016 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)(8)	24	$371,279	$178,316	$4,410	$(62,459)	$120,267	33.3%	2.41%	25.46%
N-Star CDO equity(5)(8)	4	61,391	61,391	855	(30,360)	31,886	5.5%	NA	4.94%
CMBS and other securities(6)	11	58,824	42,660	185	(21,034)	21,811	5.3%	0.70%	0.73%
Subtotal(2)	39	491,494	282,367	5,450	(113,853)	173,964	44.1%	2.17%	17.26%
CRE securities in N-Star CDOs(5)(7)
CMBS	109	471,534	361,450	16,737	(91,766)	286,421	42.3%	3.50%	9.24%
Third-party CDO notes	6	49,229	48,031	—	(41,701)	6,330	4.5%	—%	—%
Agency debentures	8	87,172	32,873	12,946	—	45,819	7.8%	—%	4.32%
Unsecured REIT debt	1	8,000	8,198	565	—	8,763	0.7%	7.50%	5.88%
Trust preferred securities	2	7,225	7,225	—	(1,556)	5,669	0.6%	2.25%	2.43%
Subtotal	126	623,160	457,777	30,248	(135,023)	353,002	55.9%	2.77%	7.75%
Total	165	$1,114,654	$740,144	$35,698	$(248,876)	$526,966	100.0%	2.53%	11.38%
____________________________________________________________

(1)	Excludes $142.0 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation and includes $2.3 million of N-Star CDO bonds owned in N-Star CDO IX.

(2)	All securities are unleveraged.

(3)	Based on amortized cost for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of September 30, 2016.

(5)	The fair value option was elected for these securities (refer to Note 13).

(6)	The fair value option was elected for $16.0 million carrying value of these securities (refer to Note 13).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(8)	As of September 30, 2016, the weighted average remaining life of the N-Star CDO bonds and N-Star CDO equity is 1.3 years and 2.4 years, respectively.
The Company sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. The Company acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO (“CSE CDO”) and the CapLease 2005-1 CDO (“CapLease CDO”) sponsored by third parties. These CDOs are collectively referred to as the N-Star CDOs. All N-Star CDOs are considered VIEs (refer to Note 16). At the time of issuance of the sponsored CDOs, the Company retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, the Company repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds.
As of September 30, 2016, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit commercial mortgage-backed securities (“CMBS”), meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of September 30, 2016, contractual maturities of CRE securities investments ranged from three months to 37 years, with a weighted average expected maturity of 3.2 years.
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
There were no sales of CRE securities for the three months ended September 30, 2016. For the nine months ended September 30, 2016, proceeds from the sale of CRE securities was $53.9 million and resulting in a net realized loss of $5.6 million. The Company recognized a $9.7 million net cash gain related to acceleration of discount in connection with these sales. For the three and nine months ended September 30, 2015, proceeds from the sale of CRE securities were $14.9 million and $95.7 million resulting in a net realized gain of $9.3 million and $22.1 million, respectively.
CRE securities investments, not held in N-Star CDOs, include 25 securities for which the fair value option was not elected. As of September 30, 2016, the aggregate carrying value of these securities was $126.1 million, representing $57.9 million of accumulated net unrealized losses included in OCI. As of September 30, 2016, the Company held 17 securities with an aggregate carrying value of $80.9 million with an unrealized loss of $62.5 million, three of which were in an unrealized loss position for a period of greater than 12 months. Based on management’s quarterly evaluation, the Company recorded OTTI of $0.4 million and $12.5 million for the three and nine months ended September 30, 2016, respectively, which was recorded in realized gain (loss) on investments and other in the consolidated statements of operations. As of September 30, 2016, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Borrowings
The following table presents borrowings as of September 30, 2016 and December 31, 2015 (dollars in thousands):

				September 30, 2016		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Healthcare
East Arlington, TX	Non-recourse	May-17	5.89%	$3,058	$3,056	$3,101	$3,097
SLC Portfolio	Non-recourse	Jan-19	LIBOR + 3.00%	171,900	168,207	176,553	175,674
Formation Portfolio(6)(15)	Non-recourse	May-19(7)/Jan-25/Feb-26	LIBOR + 4.25%(8)/4.54%/4.59%	703,624	696,933	701,819	695,060
Minnesota Portfolio	Non-recourse	Nov-19	LIBOR + 3.50%	37,800	37,302	37,800	37,171
Griffin-American - U.K.(6)	Non-recourse	Dec-19(7)	LIBOR + 4.25%(8)	284,054	281,346	327,890	322,415
Griffin-American - U.S. - Fixed(6)(9)	Non-recourse	Dec-19(7)/ Jun-25	4.68%(8)	1,763,008	1,705,663	1,763,036	1,692,098
Griffin-American - U.S. - Floating(6)(9)	Non-recourse	Dec-19(7)	LIBOR + 3.05%(8)	854,565	826,769	854,565	820,180
Wakefield Portfolio	Non-recourse	April-20	LIBOR + 4.00%	54,042	53,666	54,694	54,228
Healthcare Preferred(10)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	75,000	75,000
Indiana Portfolio(10)	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	121,130	121,130
Subtotal Healthcare/weighted average				4,068,181	3,969,072	4,115,588	3,996,053
Hotel
Innkeepers Portfolio(6)	Non-recourse	Jun-19(7)	LIBOR + 3.39%(8)	840,000	839,975	840,000	837,137
K Partners Portfolio(6)(16)	Non-recourse	Aug-19(7)	LIBOR + 3.25%(8)	211,681	211,664	211,681	210,660
Courtyard Portfolio(6)	Non-recourse	Oct-19(7)	LIBOR + 2.90%(8)	512,000	512,000	512,000	509,554
Inland Portfolio(6)	Non-recourse	Nov-19(7)	LIBOR + 3.60%(8)	817,000	815,987	817,000	811,927
NE Portfolio(6)	Non-recourse	Jun-20(7)	LIBOR + 3.85%(8)	132,250	131,563	132,250	130,824
Miami Hotel Portfolio(6)	Non-recourse	Jul-20(7)	LIBOR + 3.90%(8)	115,500	114,613	115,500	113,833
Subtotal Hotel/weighted average				2,628,431	2,625,802	2,628,431	2,613,935
Net lease
Indianapolis, IN	Non-recourse	Feb-17	6.06%	25,303	25,299	25,674	25,663
Milpitas, CA	Non-recourse	Mar-17	5.95%	18,331	18,325	18,827	18,807
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,691	27,700	27,675
Fort Mill, SC - Mezzanine	Non-recourse	Apr-17	6.21%	301	301	663	663
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	12,228	12,177	12,646	12,555
Green Pond, NJ	Non-recourse	Jun-21	4.00%	13,260	12,998	15,486	15,481
South Portland, ME	Non-recourse	Jul-23	LIBOR + 2.15%(8)	2,964	2,922	3,241	3,190
Aurora, CO	Non-recourse	Aug-26	4.08%	32,600	32,177	30,175	30,169
DSG Portfolio(5)	Non-recourse	Nov-26	4.45%	29,980	29,941	30,481	30,428
Industrial Portfolio	—	—	—	—	—	221,125	224,635
Subtotal Net lease/weighted average				162,667	161,831	386,018	389,266
Multi-tenant Office
SteelWave Properties(6)	Non-recourse	Nov-19/Feb-20(7)	LIBOR + 2.15%(8)	113,804	112,650	112,988	111,266
Subtotal Multi-tenant Office				113,804	112,650	112,988	111,266
Other
Secured borrowing	Non-recourse	May-23	LIBOR + 1.60%	52,672	52,672	54,056	54,056
Subtotal Other				52,672	52,672	54,056	54,056
Subtotal Mortgage and other notes payable				7,025,755	6,922,027	7,297,081	7,164,576
Credit facilities and term borrowings:
Corporate Revolver(11)	Recourse	Aug-17	LIBOR + 3.50%(8)	—	—	165,000	165,000
Corporate Term Borrowing	Recourse	Sept-17	4.60% / 4.55%(12)	425,000	420,409	425,000	417,039
Loan Facility	Partial Recourse(13)	Mar-18(7)	—	—	—	72,053	72,021
Subtotal Credit facilities and term borrowings				425,000	420,409	662,053	654,060
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	7.01%	9,206	9,161	10,869	10,814
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.51%(8)	377,624	248,716	425,622	296,787
Subtotal CDO bonds payable				386,830	257,877	436,491	307,601

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				September 30, 2016		December 31, 2015
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Exchangeable senior notes:
7.25% Notes	Recourse	Jun-27	7.25%	12,955	12,955	12,955	12,955
5.375% Notes	Recourse	Jun-33	5.375%	16,405	14,401	17,405	15,116
8.875% Notes	—	—	—	—	—	1,000	967
Subtotal Exchangeable senior notes				29,360	27,356	31,360	29,038
Junior subordinated notes:
Trust I	Recourse	Mar-35	LIBOR + 3.25%(8)	41,240	30,246	41,240	29,033
Trust II	Recourse	Jun-35	LIBOR + 3.25%(8)	25,780	18,910	25,780	18,152
Trust III	Recourse	Jan-36	LIBOR + 2.83%(8)	41,238	28,116	41,238	27,003
Trust IV	Recourse	Jun-36	LIBOR + 2.80%(8)	50,100	33,812	50,100	33,446
Trust V	Recourse	Sept-36	LIBOR + 2.70%(8)	30,100	19,920	30,100	18,978
Trust VI	Recourse	Dec-36	LIBOR + 2.90%(8)	25,100	17,123	25,100	16,348
Trust VII	Recourse	Apr-37	LIBOR + 2.50%(8)	31,459	19,970	31,459	18,960
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%(8)	35,100	23,078	35,100	21,973
Subtotal Junior subordinated notes				280,117	191,175	280,117	183,893
Subtotal				8,147,062	7,818,844	8,707,102	8,339,168
Borrowings of properties, held for sale:(4)
EDS Portfolio(14)	Non-recourse	Oct-15	5.37%	41,051	41,051	41,742	41,742
Manufactured Housing Communities	Non-recourse	Dec-21 - Dec-25	4.32%(8)	1,266,318	1,255,454	1,274,643	1,262,726
Multifamily	Non-recourse	Apr-23 - Jul-23	4.05%(8)	147,940	146,662	249,709	247,019
Senior Housing Portfolio	—	—	—	—	—	648,211	644,486
Subtotal Borrowings of properties held for sale				1,455,309	1,443,167	2,214,305	2,195,973
Grand Total				$9,602,371	$9,262,011	$10,921,407	$10,535,141
____________________________________________________________

(1)	Refer to Note 14 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for the SLC and Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable and junior subordinated notes due to the election of the fair value option (refer to Note 13) and amortized cost, net of deferred financing costs for the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	In October 2016, the Company refinanced the DSG Portfolio borrowing. The final maturity and contractual interest rate disclosed represents the updated terms based on the refinancing.

(6)	An aggregate principal amount of $6.3 billion is comprised of 21 senior mortgage notes totaling $4.9 billion and 16 mezzanine mortgage notes totaling $1.4 billion.

(7)	Represents final maturity taking into consideration the Company’s extension options.

(8)	Contractual interest rate represents a weighted average.

(9)
In connection with a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American Portfolio, the Company expects to pay off $692.2 million of such borrowings, a portion of which represents a pay down above the assets aggregate allocated borrowing amount.

(10)	Represents borrowings in unconsolidated N-Star CDOs.

(11)	Secured by collateral relating to a borrowing base comprised primarily of unlevered CRE debt, net lease and securities investments with a carrying value of $210 million as of September 30, 2016.

(12)	Represents the respective fixed rate applicable to each borrowing under the Corporate Term Borrowing.

(13)	Recourse solely with respect to certain types of loans as defined in the governing documents. In April 2016, Loan Facility was repaid in full.

(14)
In October 2015, the mortgage matured for the EDS Portfolio and in April 2016, the Company conveyed three properties back to the lender and expects to convey the remaining property back to the lender in the fourth quarter 2016. At such time, the Company expects to record a realized gain of $39.0 million upon extinguishment related to such borrowing.

(15)
As of September 30, 2016, the borrower was not in compliance with certain operating covenants a result of the tenant’s failure to satisfy the portfolio coverage covenant under the master lease.  The Company expects to receive a waiver from the lenders for such default.

(16)
As of September 30, 2016, as a result of a debt yield test, the Company is currently funding net operating cash of the hotel portfolio collateral related to this borrowing into a lender controlled escrow account to fund debt service.  The Company may need to fund additional amounts until the test is satisfied.  The Company does not believe the impact will be material.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a reconciliation of principal amount to carrying value of the Company’s mortgage and other notes payable by asset class as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016				December 31, 2015
Asset Class:	Principal Amount	Discount (Premium), Net	Deferred Financing Costs, Net	Carrying Value	Principal Amount	Discount (Premium), Net	Deferred Financing Costs, Net	Carrying Value
Healthcare	$4,068,181	$(44,775)	$(54,334)	$3,969,072	$4,115,588	$(55,441)	$(64,094)	$3,996,053
Hotel	2,628,431	—	(2,629)	2,625,802	2,628,431	—	(14,496)	2,613,935
Net lease	162,667	—	(836)	161,831	386,018	4,389	(1,141)	389,266
Multi-tenant office	113,804	—	(1,154)	112,650	112,988	—	(1,722)	111,266
Other	52,672	—	—	52,672	54,056	—	—	54,056
Total	$7,025,755	$(44,775)	$(58,953)	$6,922,027	$7,297,081	$(51,052)	$(81,453)	$7,164,576
The following table presents scheduled principal maturities on borrowings, based on final maturity as of September 30, 2016 (dollars in thousands):

	Total	Mortgage and Other Notes Payable(2)	Credit Facilities and Term Borrowings	CDO Bonds Payable	Exchangeable Senior Notes(1)	Junior Subordinated Notes	Borrowings of Properties, Held for Sale(3)
October 1 to December 31, 2016	$72,157	$1,833	$—	$—	$—	$—	$70,324
Years ending December 31:
2017	549,066	94,184	425,000	—	12,955	—	16,927
2018	316,052	295,070	—	—	—	—	20,982
2019	5,407,608	5,384,630	—	—	—	—	22,978
2020	380,039	355,785	—	—	—	—	24,254
Thereafter	2,877,449	894,253	—	386,830	16,405	280,117	1,299,844
Total	$9,602,371	$7,025,755	$425,000	$386,830	$29,360	$280,117	$1,455,309
____________________________________________________________

(1)
The 7.25% Notes and 5.375% Notes have a final maturity date of June 15, 2027 and June 15, 2033, respectively. The above table reflects the holders’ repurchase rights which may require the Company to repurchase the 7.25% Notes and 5.375% Notes on June 15, 2017 and June 15, 2023, respectively.

(2)
In connection with a definitive agreement to sell a portfolio of medical office buildings (refer to Note 3), the Company expects to pay off $692.2 million of such borrowings, a portion of which represents a pay down above the assets aggregate allocated borrowing amount.

(3)
Borrowings of properties held for sale are expected to be paid off, assumed by buyers of the assets being sold or extinguished upon conveying the asset to the lender in the near term (refer to Note 3).

As of September 30, 2016, with the exception of the covenants disclosed above, the Company was in compliance with all of its financial covenants.
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
Base Management Fee
For the three months ended September 30, 2016 and 2015, the Company incurred $46.8 million and $49.0 million, respectively, related to the base management fee. For the nine months ended September 30, 2016 and 2015, the Company incurred $140.0 million and $142.5 million, respectively, related to the base management fee. As of September 30, 2016, $46.8 million is recorded in due to related party on the consolidated balance sheets. The base management fee to NSAM could increase subsequent to September 30, 2016 by an amount equal to 1.5% per annum of the sum of:

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
Incentive Fee
For the three and nine months ended September 30, 2016, the Company did not incur an incentive fee. For the three and nine months ended September 30, 2015, the Company incurred $2.3 million and $8.7 million related to the incentive fee, respectively. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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
The Company’s management agreement with NSAM provides that in the event of a change of control of NSAM or other event that could be deemed an assignment of the management agreement, the Company will consider such assignment in good faith and not unreasonably withhold, condition or delay the Company’s consent. The management agreement further provides that the Company anticipates consent would be granted for an assignment or deemed assignment to a party with expertise in commercial real estate and over $10 billion of assets under management. The management agreement also provides that, notwithstanding anything in the agreement to the contrary, to the maximum extent permitted by applicable law, rules and regulations, in connection with any merger, sale of all or substantially all of the assets, change of control, reorganization, consolidation or any similar transaction of the Company or NSAM, directly or indirectly, the surviving entity will succeed to the terms of the management agreement.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended September 30, 2016, NSAM did not allocate any expenses to the Company. For the three months ended September 30, 2015, NSAM allocated $0.8 million to the Company. Included in the three months ended September 30, 2015 is $0.3 million recorded in discontinued operations related to NorthStar Europe. For the nine months ended September 30, 2016 and 2015, NSAM allocated $0.4 million and $3.5 million, respectively, to the Company. Included in the nine months ended September 30, 2015 is $1.4 million recorded in discontinued operations related to NorthStar Europe.
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
Investment Opportunities
Under the management agreement, the Company agreed to make available to NSAM for the benefit of NSAM and its managed companies, including the Company, all investment opportunities sourced by the Company. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including the Company and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, the Company is entitled to fair and reasonable compensation for its services in connection with any loan origination opportunities sourced by the Company, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three and nine months ended September 30, 2016, the Company earned $0.4 million and $0.8 million from NSAM, recorded in other revenue, for services in connection with loan origination opportunities.
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
Credit Agreement
In connection with the NSAM Spin-off, the Company entered into a revolving credit agreement with NSAM pursuant to which the Company makes available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that the Company’s obligation to advance proceeds to NSAM is dependent upon the Company and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of September 30, 2016, the Company has not funded any amounts to NSAM in connection with this agreement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty oversees both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, the Company granted Mr. Flaherty certain RSUs (refer to Note 10). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company. For the three and nine months ended September 30, 2016 and 2015, the Company did not incur any incentive fees related to the Healthcare Strategic Partnership.
N-Star CDOs
The Company earns certain collateral management fees from the N-Star CDOs primarily for administrative services. Such fees are recorded in other revenue in the consolidated statements of operations. For the three months ended September 30, 2016 and 2015, the Company earned $0.7 million and $1.3 million in fee income, respectively, of which $0.2 million and $0.6 million, respectively, were eliminated in consolidation. For the nine months ended September 30, 2016 and 2015, the Company earned $2.0 million and $4.1 million in fee income, respectively, of which $0.5 million and $1.8 million, respectively, were eliminated in consolidation.
Additionally, the Company earns interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three months ended September 30, 2016 and 2015, the Company earned $12.7 million and $16.6 million, respectively, of interest income from such investments related to deconsolidated N-Star CDOs. For the nine months ended September 30, 2016 and 2015, the Company earned $35.5 million and $46.3 million, respectively, of interest income from such investments in deconsolidated N-Star CDOs. Refer to Note 7 and Note 16 for additional disclosure regarding the N-Star CDOs.
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC (“AHI”) and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American Healthcare REIT II, Inc. until it was acquired by the Company and NorthStar Healthcare. In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and the Company in order to assist NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by the Company and, subject to certain conditions, other NSAM managed companies. For the three months ended September 30, 2016 and 2015, the Company incurred $0.4 million of property management fees to AHI. For the nine months ended September 30, 2016 and 2015, the Company incurred $1.3 million of property management fees to AHI. These fees are recorded in real estate properties - operating expenses in the consolidated statements of operations.
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc. (“Island”). Island is a leading, independent select service hotel management company that currently manages 164 hotel properties, representing $3.8 billion of assets, of which 110 hotel properties are owned by the Company. Island provides certain asset management, property management and other services to the Company to assist in managing the Company’s hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of the hotel properties it manages for the Company. For the three months ended September 30, 2016 and 2015, the Company incurred $4.7 million of base property management and other fees to Island. For the nine months ended September 30, 2016 and 2015, the Company incurred $13.5 million and $11.1 million, respectively, of base property management and other fees to Island. These fees are recorded in real estate properties - operating expenses in the consolidated statements of operations. NSAM’s investment in Island is expected to be sold in connection with the Mergers.
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

•
In March 2016, the Company sold its 60% interest in the Senior Housing Portfolio to NorthStar Healthcare, which owned the remaining 40% interest, for $534.5 million. NorthStar Healthcare assumed the Company’s portion of the $648.2 million of related mortgage financing and the Company received approximately $149.4 million of proceeds, net of sales costs.

•
In September 2016, the Company sold a portfolio of PE Investments to NorthStar Income II for a gross sales price of $317.6 million with $44.7 million of deferred purchase price assumed as part of the transaction, including $5.6 million of deferred purchase price which was the obligation of an unconsolidated joint venture. The Company received $33.9 million of net proceeds and will receive the remaining $204.7 million of net proceeds in the fourth quarter 2016. Such amount is included in receivables, net on the consolidated balance sheets.

•
In connection with the redemption of the Company’s interest in the Industrial Portfolio, the third party equity obtained a preferred loan of $98.4 million from NorthStar Income II to finance the transaction.

The board of directors of each NSAM Retail Company, including all of the independent directors, approved each of the respective transactions, with the exception of the Industrial Portfolio which did not warrant board approval, after considering, among other matters, third-party pricing support.

10.	Compensation Expense
Summary

The following table presents a summary of compensation expense for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Salaries and related expenses	$1,676	$1,616	$5,555	$6,422
Equity-based compensation expense	5,852	6,178	17,740	24,713
Total	$7,528	$7,794	$23,295	$31,135
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
All of the adjustments made in connection with the Reorganization, the Spin-offs and the Reverse Splits were deemed to be equitable adjustments pursuant to anti-dilution provisions in accordance with the terms of the NorthStar Realty Equity Plans. As a result, there was no incremental value attributed to these adjustments and these adjustments do not impact the amount recorded for equity-based compensation expense for the three and nine months ended September 30, 2016 and 2015.
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
As of September 30, 2016, 791,552 unvested shares of restricted stock issued under the Stock Plan were outstanding and 3,400,652 shares of common stock remained available for issuance pursuant to the Stock Plan, which includes shares reserved for issuance upon settlement of outstanding LTIP Units and RSUs. Holders of shares of restricted stock or LTIP Units are entitled to receive dividends or distributions with respect to the Company’s shares of restricted stock and vested and unvested LTIP Units for as long as such shares and LTIP Units remain outstanding.
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
Under the Plan, for 2011, the Company issued 381,449 RSUs to executive officers which were subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ended December 31, 2014. The grant date fair value was $4.32 per RSU determined using a risk-free interest rate of 0.42%. As of December 31, 2014, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company issued 24,575 shares of common stock, net of the minimum statutory tax withholding requirements, on January 1, 2015 and the Operating Partnership issued 334,871 LTIP Units. Under the Plan, for 2011, the Company also granted 381,449 LTIP Units to executive officers which were subject to vesting in four annual installments ending on January 29, 2015, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 151,340 shares of restricted stock (net of forfeitures occurring through September 30, 2016) to certain non-executive employees, which were subject to vesting quarterly over three years beginning April 2012, subject to continued employment through the applicable vesting date.
Under the Plan, for 2012, the Company issued 352,418 RSUs to executive officers which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2015. The grant date fair value was $9.86 per RSU determined using a risk-free interest rate of 0.44%. As of December 31, 2015, the Company determined the performance hurdle was met which resulted in all of these RSUs vesting. To settle these RSUs, the Company issued 158,191 shares of common stock, net of the minimum statutory tax withholding requirements, on January 4, 2016. Under the Plan, for 2012, the Company also granted 352,418 LTIP Units to executive officers which were subject to vesting in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization. The Company also granted 144,883 LTIP Units (net of forfeitures occurring through September 30, 2016) to certain non-executive employees which are subject to vesting quarterly over three years beginning April 2013, subject to continued employment through the applicable vesting date, and were converted into shares of restricted stock pursuant to the Reorganization.
Under the Plan, for 2013, the Company issued 250,184 RSUs to executive officers which are subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2016. The grant date fair value was $21.57 per RSU determined using a risk-free interest rate of 0.63%. Under the Plan, for 2013, the Company also granted 250,184 Deferred LTIP Units to executive officers which are subject to vesting in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date and 130,787 Deferred LTIP Units which were subject to vesting based on continued employment through December 31, 2015. The Company also granted 136,262 Deferred LTIP Units (net of forfeitures occurring through September 30, 2016) to certain non-executive employees which were subject to vesting quarterly over three years beginning April 2014, subject to continued employment through the applicable vesting date. Such Deferred LTIP Units were subsequently settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
NSAM Bonus Plan
In connection with the NSAM Bonus Plan, for 2014, approximately 31.65% of the long-term bonus was paid in Deferred LTIP Units and approximately 18.35% of the long-term bonus was paid by the Company by issuing RSUs. In connection with the long-term bonuses to be paid by the Company, in February 2015, the Company granted 519,115 Deferred LTIP Units to executive officers of which 25% were vested upon grant and the remainder was subject to vesting in three equal annual installments beginning on December 31, 2015, subject to the executive officer’s continued employment through the applicable vesting dates. The Company

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

also granted 292,438 RSUs to NSAM’s executive officers subject to vesting based on continued employment and achieving total stockholder return hurdles for the four-year period ending December 31, 2017. The grant date fair value of such RSUs was $18.64 per RSU determined using a risk-free interest rate of 1.00%. After the NRE Spin-off, these performance-based RSUs were adjusted to refer to combined total stockholder return of the Company and NorthStar Europe. In the first quarter 2015, the Company also granted 329,416 Deferred LTIP Units (net of forfeitures occurring through September 30, 2016) to certain of NSAM’s non-executive employees, with substantially similar terms to the executive awards subject to time based vesting conditions. Such Deferred LTIP Units were settled as LTIP Units in the Operating Partnership or shares of restricted stock, which remain subject to the same vesting terms that applied to the Deferred LTIP Units.
In connection with the NSAM Bonus Plan, for 2015, a portion of the long-term bonus was paid in restricted shares of common stock and a portion of the long-term bonus was paid by the Company by issuing RSUs. In connection with the 2015 long-term bonuses paid by the Company, in February 2016, the Company granted 1,006,006 restricted shares of common stock to NSAM’s executive officers, of which 25% were vested upon grant and the remainder is subject to vesting in equal installments on December 31, 2016, 2017 and 2018, subject to the recipient’s continued employment through the applicable vesting dates. In connection with the issuance of these shares, in February 2016, the Company retired 132,654 of the vested shares of common stock to satisfy the minimum statutory withholding requirements. In addition, in February 2016, the Company granted 583,261 RSUs to NSAM’s executive officers, which are subject to vesting based on the Company’s absolute total stockholder return, CAD and continued employment over the four-year period ending December 31, 2018. The grant date fair value of such RSUs was $1.70 per RSU determined using a risk-free interest rate of 0.88%. Following the determination of the number of these performance-based RSUs that vest, the Company will settle the vested RSUs by issuing an equal number shares of common stock (or, if shares are not then available, paying cash in an amount equal to the value of such shares) and the NSAM executives will be entitled to receive the distributions that would have been paid with respect to a share of common stock (for each RSU that vests) on or after January 1, 2015. In February 2016, the Company also granted 513,306 restricted shares (net of forfeitures occurring through September 30, 2016) of common stock and/or RSUs to its Chief Executive Officer and certain of the Company’s and NSAM’s non-executive employees, with substantially similar terms to the executive awards subject to time-based vesting conditions.
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
Equity-based Compensation Summary
The following table presents a summary of equity-based awards outstanding. The balance as of September 30, 2016 represents unvested shares of restricted stock, LTIP Units and restricted stock units outstanding, whether vested or not (grants in thousands):

	Nine Months Ended September 30, 2016
	Restricted Stock	LTIP Units	Restricted Stock Units(1)	Total Grants	Weighted Average Grant Price
December 31, 2015	81	1,868	250	2,199	$33.44
Granted	1,040	—	505	1,545	10.73
Converted	—	—	(81)	(81)	10.73
Forfeited	—	(12)	(13)	(25)	20.08
Vesting	(329)	—	—	(329)	11.31
September 30, 2016	792	1,856	661	3,309	$25.70
____________________________________________________________

(1)	Represents employee and non-employee grants subject to time-based vesting conditions.
As of September 30, 2016, equity-based compensation expense to be recognized over the remaining vesting period through August 2019 is $24.3 million, provided there are no forfeitures.
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
Share Repurchase
In September 2015, the Company’s board of directors authorized the repurchase of up to $500.0 million of its outstanding common stock. The authorization expired in September 2016. For the nine months ended September 30, 2016, the Company repurchased 3.9 million shares of its common stock for $50.0 million. From September 2015 through September 30, 2016, the Company repurchased 10.4 million shares for $168.0 million.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the SEC and reserved for issuance 3,569,962 shares of its common stock, after giving effect to the Reverse Split. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the nine months ended September 30, 2016, the Company issued 11,808 shares of its common stock pursuant to the DRP for $0.2 million of proceeds.
Dividends
The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2016:

Common Stock		Preferred Stock
			Dividend Per Share
Declaration Date	Dividend Per Share	Declaration Date	Series A	Series B	Series C	Series D	Series E
February 25	$0.40	January 28	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
May 4	$0.40	April 27	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688
August 2	$0.40	July 28	$0.54688	$0.51563	$0.55469	$0.53125	$0.54688

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Accumulated Other Comprehensive Income (Loss)
The following tables present the components of accumulated OCI for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Three months ended September 30, 2016	Unrealized Gain (Loss) on Available for Sale Securities	Interest Rate Swap Gain (Loss)	Foreign Currency Translation	Total
Balance as of June 30, 2016 (Unaudited)	$(43,303)	$(326)	$(4,776)	$(48,405)
Unrealized gain (loss) on real estate securities, available for sale	(14,694)	—	—	(14,694)
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	223	—	223
Foreign currency translation adjustment	—	—	(1,163)	(1,163)
Non-controlling interests	149	(2)	183	330
Balance as of September 30, 2016 (Unaudited)	$(57,848)	$(105)	$(5,756)	$(63,709)

Nine months ended September 30, 2016
Balance as of December 31, 2015	$21,016	$(767)	$(1,764)	$18,485
Unrealized gain (loss) on real estate securities, available for sale	(80,264)	—	—	(80,264)
Unrealized (gain) loss on real estate securities, available for sale recorded to realized gain (loss) on investments and other	592	—	—	592
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	669	—	669
Foreign currency translation adjustment	—	—	(4,726)	(4,726)
Non-controlling interests	808	(7)	734	1,535
Balance as of September 30, 2016 (Unaudited)	$(57,848)	$(105)	$(5,756)	$(63,709)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three months ended September 30, 2015	Unrealized Gain (Loss) on Available for Sale Securities	Interest Rate Swap Gain (Loss)	Foreign Currency Translation	Total
Balance as of June 30, 2015 (Unaudited)	$35,228	$(1,208)	$(6,776)	$27,244
Unrealized gain (loss) on real estate securities, available for sale	(7,559)	—	—	(7,559)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(517)	—	—	(517)
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	223	—	223
Foreign currency translation adjustment	—	—	1,557	1,557
Non-controlling interests	80	(2)	(400)	(322)
Balance as of September 30, 2015 (Unaudited)	$27,232	$(987)	$(5,619)	$20,626

Nine months ended September 30, 2015
Balance as of December 31, 2014	$56,072	$(1,694)	$(4,838)	$49,540
Unrealized gain (loss) on real estate securities, available for sale	(14,817)	—	—	(14,817)
Unrealized (gain) loss on real estate securities, available for sale recorded to realized gain (loss) on investments and other	(14,126)	—	—	(14,126)
Amortization of swap (gain) loss into interest expense—mortgage and corporate borrowings (refer to Note 14)	—	711	—	711
Foreign currency translation adjustment	—	—	(912)	(912)
Non-controlling interests	103	(4)	131	230
Balance as of September 30, 2015 (Unaudited)	$27,232	$(987)	$(5,619)	$20,626
Earnings Per Share
The following table presents EPS for the three and nine months ended and September 30, 2016 and 2015 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(100,351)	$(126,111)	$(361,171)	$(255,215)
Net income (loss) attributable to LTIP Units non-controlling interests	(1,034)	(1,301)	(3,537)	(2,370)
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(101,385)	$(127,412)	$(364,708)	$(257,585)
Denominator:(2)(3)
Weighted average shares of common stock	179,890	182,343	180,803	171,138
Weighted average LTIP Units(1)	1,856	1,845	1,861	1,337
Weighted average shares of common stock and LTIP Units(2)	181,746	184,188	182,664	172,475
Earnings (loss) per share:(3)
Basic	$(0.56)	$(0.69)	$(2.00)	$(1.49)
Diluted	$(0.56)	$(0.69)	$(2.00)	$(1.49)
____________________________________________________________

(1)
The EPS calculation takes into account LTIP Units, which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes, restricted stock and RSUs outstanding that were not dilutive as of September 30, 2016. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(3)	The three and nine months ended September 30, 2015 is adjusted for the Reverse Split effected on November 1, 2015.

12.	Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to this non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the percentage ownership of both the Unit Holders and the Company. Since an LTIP Unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests on the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. On a quarterly basis, the carry value of such non-controlling interest is allocated based on the number of LTIP Units held by Unit Holders in total in proportion to the number of LTIP Units in total plus the number of shares of common stock. As of September 30, 2016, LTIP Units of 1,855,571 were outstanding representing a 1.0% ownership and non-controlling interest in the Operating Partnership. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended September 30, 2016 and 2015 was a net loss of $1.0 million and $1.3 million, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the nine months ended September 30, 2016 and 2015 was a net loss of $3.5 million and $2.4 million, respectively. In connection with the Mergers, the Operating Partnership will merge with and into NorthStar Realty and each LTIP Unit outstanding as of immediately prior to such effective time will convert into one share of common stock.
Other
Other non-controlling interests represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the three months ended September 30, 2016 and 2015 was a net loss of $2.5 million and $2.2 million, respectively. Net income (loss) attributable to the other non-controlling interests for the nine months ended September 30, 2016 and 2015 was a net loss of $4.4 million and $12.7 million, respectively.
The following table presents net income (loss) attributable to the Company’s common stockholders for the three and nine months September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from continuing operations	$(100,351)	$(109,537)	$(361,171)	$(141,963)
Income (loss) from discontinued operations	—	(16,574)	—	(113,252)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(100,351)	$(126,111)	$(361,171)	$(255,215)

13.	Fair Value
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
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3		Total
Assets:
PE Investments	$—	$—	$484,876		$484,876
Investments in unconsolidated ventures(1)	—	—	122,596		122,596
Real estate securities, available for sale:
N-Star CDO bonds	—	—	120,267		120,267
N-Star CDO equity	—	—	31,886		31,886
CMBS and other securities	—	8,603	13,208		21,811
CRE securities in N-Star CDOs
CMBS	—	242,337	44,084		286,421
Third-party CDO notes	—	—	6,330		6,330
Agency debentures	—	45,819	—		45,819
Unsecured REIT debt	—	8,763	—		8,763
Trust preferred securities	—	—	5,669		5,669
Subtotal CRE securities in N-Star CDOs	—	296,919	56,083		353,002
Subtotal real estate securities, available for sale	—	305,522	221,444		526,966
Derivative assets	—	4	—		4
Total assets	$—	$305,526	$828,916		$1,134,442
Liabilities:
CDO bonds payable	$—	$—	$257,877		$257,877
Junior subordinated notes	—	—	191,175		191,175
Derivative liabilities	—	1,108	301,208	(2)	302,316
Total liabilities	$—	$1,108	$750,260		$751,368
_____________________________________________________________________

(1)	Includes a CRE debt investment made in connection with an investment in unconsolidated venture, for which the fair value option was elected.

(2)	Represents an interest rate swap in the corporate segment and includes a credit valuation adjustment.

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

The following table presents the changes in fair value of financial assets and liabilities which are measured at fair value on a recurring basis using Level 3 inputs to determine fair value for the nine months ended September 30, 2016 (dollars in thousands):

	Assets			Liabilities(3)
	PE Investments	Investments in Unconsolidated Ventures(1)	CRE Securities	CDO Bonds Payable	Junior Subordinated Notes
January 1, 2016	$1,101,650	$120,392	$381,948	$307,601	$183,893
Transfers into Level 3(2)	—	—	20,611	—	—
Transfers out of Level 3(2)	—	—	(11,029)	—	—
Purchases / borrowings / amortization / contributions	3,892	48	32,711	—	—
Sales	(503,593)	—	(53,886)	—	—
Paydowns / distributions	(187,039)	(10,762)	(42,217)	(49,661)	—
Gains:
Equity in earnings of unconsolidated ventures	79,248	21,276	—	—	—
Unrealized gains included in earnings	—	—	14,110	(2,533)	—
Realized gains included in earnings	—	—	445	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	3,263	—	—
Losses:
Unrealized losses included in earnings	(8,202)	(8,358)	(17,504)	2,470	7,282
Realized losses included in earnings	(1,080)	—	(23,877)	—	—
Unrealized loss on real estate securities, available for sale included in OCI	—	—	(83,131)	—	—
September 30, 2016	$484,876	$122,596	$221,444	$257,877	$191,175
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held	$(8,202)	$(8,358)	$(3,394)	$63	$(7,282)
____________________________________________________________

(1)	Includes CRE debt investments made in connection with an investment in unconsolidated venture, for which the fair value option was elected.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

(3)
Excludes one derivative instrument, which for the nine months ended September 30, 2016, an unrealized loss of $205.3 million was recorded. Such amount includes an unrealized loss of $10.9 million related to a credit valuation adjustment.

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

There were no transfers, other than those identified in the tables above, during the periods ended September 30, 2016 and December 31, 2015.
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
For the nine months ended September 30, 2016, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows (dollars in thousands):

	Fair Value	Valuation Technique	Key Unobservable Inputs(2)	Weighted Average
PE Investments	$484,876	Discounted Cash Flow Model	Discount Rate	12%
Investments in unconsolidated ventures(1)	$122,596	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	25%
N-Star CDO equity	$31,886	Discounted Cash Flow Model	Discount Rate	18%
_________________________________________

(1)	Includes CRE debt investments made in connection with an investment in unconsolidated venture, for which the fair value option was elected.

(2)	Includes timing and amount of expected future cash flow.
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
Valuations are prepared using internally-developed valuation models. These valuations are reviewed and approved, during each reporting period, by management, as deemed necessary, including personnel from the accounting, finance and operations and the valuations are updated as appropriate. In addition, the Company may engage third-party valuation experts to assist with the preparation of certain of its valuations. Refer to Note 3 for further disclosure regarding non-recurring fair value measurement of impairment on operating real estate.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the fair value of financial instruments for which the fair value option was elected as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015

Assets:
PE Investments	$484,876	$1,101,650
Investments in unconsolidated ventures(1)	122,596	120,392
Real estate securities, available for sale:(2)
N-Star CDO equity	31,886	44,905
CMBS and other securities	15,967	48,711
CRE securities in N-Star CDOs
CMBS	286,421	326,511
Third-party CDO notes	6,330	6,685
Agency debentures	45,819	37,316
Unsecured REIT debt	8,763	8,976
Trust preferred securities	5,669	5,425
Subtotal CRE securities in N-Star CDOs	353,002	384,913
Subtotal real estate securities, available for sale	400,855	478,529
Total assets	$1,008,327	$1,700,571
Liabilities:
CDO bonds payable	$257,877	$307,601
Junior subordinated notes	191,175	183,893
Total liabilities	$449,052	$491,494
___________________________________________________________

(1)	Includes CRE debt investments made in connection with certain investments in unconsolidated ventures, for which the fair value option was elected.

(2)
September 30, 2016 excludes 25 CRE securities including $120.3 million of N-Star CDO bonds and $5.8 million of CRE securities, for which the fair value option was not elected. December 31, 2015 excludes 28 CRE securities including $216.7 million of N-Star CDO bonds and $6.9 million of CRE securities, for which the fair value option was not elected.

The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.
Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Assets:
Real estate securities, available for sale(1)	$(1,671)	$(8,805)	$(15,768)	$13,252
PE Investments(1)	748	(9,148)	(8,202)	(22,497)
Investments in unconsolidated ventures(1)	2,329	(30,446)	(9,568)	(39,789)
Foreign currency remeasurement(2)	(4,964)	(6,609)	(21,972)	(6,099)
Liabilities:
CDO bonds payable(1)	(922)	(9,998)	63	(23,572)
Junior subordinated notes(1)	(6,916)	22,576	(7,282)	30,493
Subtotal unrealized gain (loss), excluding derivatives	(11,396)	(42,430)	(62,729)	(48,212)
Derivatives	(13,249)	(86,890)	(199,355)	(114,037)
Subtotal unrealized gain (loss)	(24,645)	(129,320)	(262,084)	(162,249)
Net cash payments on derivatives (refer to Note 14)	(2,003)	(2,931)	(6,968)	(8,989)
Total	$(26,648)	$(132,251)	$(269,052)	$(171,238)
____________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in British Pounds.

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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$404,718	$348,539	$349,084	$555,354	$501,474	$594,698
Real estate debt investments, held for sale	—	—	—	225,037	224,677	224,677
Real estate securities, available for sale(2)	1,114,654	526,966	526,966	1,285,643	702,110	702,110
Derivative assets(2)(3)	4,113,600	4	4	4,173,872	116	116
Financial liabilities:(1)
Mortgage and other notes payable	$7,025,755	$6,922,027	$6,858,807	$7,297,081	$7,164,576	$7,175,374
Credit facilities and term borrowings	425,000	420,409	420,409	662,053	654,060	654,060
CDO bonds payable(2)(4)	386,830	257,877	257,877	436,491	307,601	307,601
Exchangeable senior notes	29,360	27,356	29,441	31,360	29,038	50,121
Junior subordinated notes(2)(4)	280,117	191,175	191,175	280,117	183,893	183,893
Derivative liabilities(2)(3)	2,113,781	302,316	302,316	2,225,750	103,293	103,293
Borrowings of properties held for sale	1,455,309	1,443,167	1,447,197	2,214,305	2,195,973	2,200,686
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to “Determination of Fair Value” above for disclosures of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million as of September 30, 2016 and December 31, 2015.

(4)	The fair value option has been elected for these liabilities.
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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR / Forward Rate	Range of Maturity
As of September 30, 2016:
Interest rate caps	12	$4,113,600	$4		2.50% - 5.00%	October 2016 - August 2018
Interest rate swaps - N-Star CDOs	9	110,817	(997)	(2)	5.02% - 5.25%	January 2017 - July 2018
Interest rate swaps - other	2	2,002,964	(301,319)		3.39% - 4.17%	December 2019 - July 2023(3)
Total	23	$6,227,381	$(302,312)

As of December 31, 2015:
Interest rate caps	14	$4,173,872	$116		2.50% - 5.00%	January 2016 - December 2017
Interest rate swaps - N-Star CDOs	9	222,510	(7,321)	(2)	5.02% - 5.25%	January 2017 - July 2018
Interest rate swaps - other	2	2,003,240	(95,972)		3.39% - 4.17%	December 2019 - July 2023(3)
Total	25	$6,399,622	$(103,177)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million as of September 30, 2016 and December 31, 2015.

(2)
Interest rate swaps in consolidated N-Star CDOs are liabilities and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, a credit valuation adjustment was not recorded.

(3)	Includes a $2.0 billion notional forward-starting interest rate swap with a maturity date of December 3, 2029, which requires a mandatory cash redemption by December 3, 2019 at fair value.
The change in number and notional amount of derivative instruments from December 31, 2015 relates to contractual notional amortization and the maturity of interest rate caps in the Company’s healthcare portfolio. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2016 and December 31, 2015.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Balance Sheet	September 30, 2016	December 31, 2015
	Location
Interest rate caps	Other assets	$4	$116
Interest rate swaps	Derivative liabilities	$302,316	$103,293

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Operations Location	2016	2015	2016	2015
Amount of gain (loss) recognized in earnings (loss):
Adjustment to fair value of interest rate swaps and caps	Unrealized gain (loss) on investments and other	$(13,249)	$(86,890)	$(199,355)	$(114,037)
Net cash payment on derivatives	Unrealized gain (loss) on investments and other	(2,003)	(2,931)	(6,968)	(8,989)
Amount of swap gain (loss) amortization from OCI into earnings	Interest expense—mortgage and corporate borrowings	(223)	(223)	(669)	(711)

The counterparty for the corporate interest rate swap held $161.2 million of cash margin as collateral against the derivative contract as of September 30, 2016. The Company’s counterparties did not hold any cash margin as collateral against the Company’s derivative contracts as of December 31, 2015.
Risk Management
Concentrations of credit risk arise when a number of tenants, operators or issuers related to the Company’s investments are engaged in similar business activities or located in the same geographic region to be similarly affected by changes in economic conditions. The Company monitors its portfolios to identify potential concentrations of credit risks. With respect to the Company’s healthcare portfolio, for the three and nine months ended September 30, 2016, Senior Lifestyle Holding Company, LLC was the healthcare operator as it related to 74.4% of the Company’s resident fee income, for each period, and 10.9% and 10.8%, respectively, of the Company’s total revenue, respectively. Otherwise, the Company has no other tenant or operator that generates 10% or more of its total revenue. The Company believes the remainder of its portfolios are reasonably well diversified and do not contain any unusual concentrations of credit risks.

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
Merger Related Arrangements and Other Costs
The Company entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by the Company in connection with the Mergers will become payable only if the Company consummates the Mergers. The Company has and will incur other professional fees related to the Mergers. There can be no assurances that the Company will complete this or any other transaction. For the three months ended September 30, 2016 and since the announcement of the Mergers through September 30, 2016, the Company recorded an aggregate of $3.4 million and $10.4 million, respectively, in transaction costs in the consolidated statements of operations. To the extent the Mergers are consummated, the Company anticipates incurring a significant amount of additional costs.
Guaranty Agreements
In connection with certain hotel acquisitions, the Company entered into guaranty agreements with various hotel franchisors, pursuant to which the Company guaranteed the franchisees’ obligations, including payments of franchise fees and marketing fees, for the term of the agreements, which expires from 2029 to 2034. As of September 30, 2016, the aggregate amount under these guarantees is $2.0 million.
In connection with the NRE Spin-off, the 4.635% senior stock-settlable notes issued by NorthStar Europe and due in December 2016 are senior unsubordinated and unsecured primary obligations of NorthStar Europe and the Company continues to guarantee payments subsequent to the NRE Spin-off. Subject to certain conditions, NorthStar Europe may elect to settle all or part of the principal amount of the senior notes in its common stock in lieu of cash. As of September 30, 2016, the principal amount outstanding of such senior notes was $67.2 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Variable Interest Entities
As of September 30, 2016, the Company has identified certain consolidated and unconsolidated VIEs. Assets of each of the VIEs, other than the Operating Partnership, may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company. The Company identified several VIEs which were originally consolidated under the voting interest model prior to changes in the consolidation rules under U.S. GAAP (refer to Note 2).
Consolidated VIEs
The Company’s most significant newly identified consolidated VIEs are its Operating Partnership and certain properties that have non-controlling interests. These entities are VIEs because the non-controlling interests do not have substantive kick-out or participating rights and the Company is the primary beneficiary. The Operating Partnership consolidates certain properties that have non-controlling interests. Included in operating real estate, net on the Company’s consolidated balance sheets as of September 30, 2016 is $6.2 billion related to such consolidated VIEs. Included in mortgage and other notes payable on the Company’s consolidated balance sheets as of September 30, 2016 is $5.7 billion collateralized by the real estate assets of the related consolidated VIEs. Included in assets held for sale on the Company’s consolidated balance sheets as of September 30, 2016 is $2.6 billion related to such consolidated VIEs. Included in liabilities related to assets held for sale on the Company’s consolidated balance sheets as of September 30, 2016 is $1.4 billion collateralized by the real estate assets of the related consolidated VIEs. These balances are separate from the assets and liabilities related to the N-Star CDOs. Included in real estate securities, available for sale on the Company’s consolidated balance sheets as of September 30, 2016 is $0.3 billion related to the N-Star CDOs. Included in CDO bonds payable, at fair value on the Company’s consolidated balance sheets as of September 30, 2016 is $0.3 billion collateralized by the real estate securities of the related N-Star CDOs.
N-Star CDOs
As of September 30, 2016, the Company serves as collateral manager and/or special servicer for N-Star CDOs I and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs, and therefore, continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of the consolidated N-Star CDOs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of the consolidated N-Star CDOs for the nine months ended September 30, 2016 and 2015.
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
Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of September 30, 2016. These unconsolidated VIEs are summarized as follows:
Real Estate Debt Investments
The Company identified certain CRE debt investments with a carrying value of $173.5 million as a variable interest in a VIE. The Company determined that it is not the primary beneficiary of such VIE, and as such, the VIE is not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified N-Star CDO bonds, equity and CMBS and other securities (excluding CRE securities in consolidated N-Star CDOs) with a fair value of $174.0 million as variable interests in VIEs. The Company determined that either it was not the controlling class of such securitization or was the controlling class and the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in such securitizations and, therefore, is not the primary beneficiary.
NorthStar Realty Finance Trusts
The Company owns all of the common stock of the Trusts. The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of September 30, 2016, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million and is recorded in investments in unconsolidated ventures on the consolidated balance sheets.
PE Investments
The Company determined all PE Investments are VIEs, with the exception of PE Investment I and II, as the non-controlling interests do not have substantive kick-out or participating rights. As of September 30, 2016, the Company’s investment in these entities is $383.8 million and the amount of expected future contributions is $3.8 million.
Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2016 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	PE Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$173,521	$—	$—	$173,521	$173,521
Investments in unconsolidated ventures	3,742	—	—	—	3,742	3,742
Investments in private equity funds, at fair value	—	—	—	383,848	383,848	383,848
Real estate securities, available for sale:
N-Star CDO bonds	—	—	120,267	—	120,267	120,267
N-Star CDO equity	—	—	31,886	—	31,886	31,886
CMBS and other securities	—	—	21,811	—	21,811	21,811
Subtotal real estate securities, available for sale	—	—	173,964	—	173,964	173,964
Total assets	3,742	173,521	173,964	383,848	735,075	735,075
Junior subordinated notes, at fair value	191,175	—	—	—	191,175	NA
Total liabilities(2)	191,175	—	—	—	191,175	NA
Net	$(187,433)	$173,521	$173,964	$383,848	$543,900	$735,075
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of September 30, 2016 would not exceed the carrying value of its investment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	Excludes a secured borrowing with a carrying value of $52.7 million related to a real estate debt investment.
Other than described above as it relates to expected future fundings on PE Investments, the Company is not contractually required to provide financial support to any of its unconsolidated VIEs during the nine months ended September 30, 2016 and 2015 however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer of the deconsolidated N-Star CDOs, may in its sole discretion provide support such as protective and other advances it deems appropriate. As of September 30, 2016, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

•
Healthcare - The healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The majority of the healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. In addition, the Company owns senior operating facilities, which include healthcare properties that operate through management agreements with independent third-party operators, predominantly through structures permitted by RIDEA that permit the Company, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses. In March 2016, the Company sold its 60% interest in a $899 million Senior Housing Portfolio for $534.5 million. The buyer assumed the Company’s portion of the $648.2 million of related mortgage financing and the Company received approximately $149.4 million of proceeds, net of sales costs. In September 2016, the Company entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American Portfolio for $837.9 million with $692.2 million of related mortgage financing expected to be paid off as part of the transaction. The Company expects to receive $114.8 million of net proceeds. The Company expects the transaction to close in the fourth quarter 2016. In November 2016, the Company entered into an agreement to sell an interest in its healthcare portfolio for net proceeds of approximately $340 million. There is no assurance these transactions will close on the terms anticipated, if at all.

•
Hotel - The hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.

•
Manufactured Housing - The manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents. In May 2016, the Company entered into an agreement to sell its manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. The Company expects to receive $614.8 million of net proceeds. The Company expects the transaction to close in the first quarter 2017. There is no assurance this transaction will close on the terms anticipated, if at all. Such assets and related liabilities are classified as held for sale on the Company’s consolidated balance sheet.

•
Net Lease - The net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants. In September 2016, the Company redeemed its interests in the Industrial Portfolio for $169.6 million of net proceeds.

•
Multifamily - The multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. To date through November 2016, the Company sold ten multifamily properties for $307 million with $210 million of mortgage financing assumed as part of the transaction. The Company received $85 million of net proceeds. The Company continues to explore the sale of the remaining two properties, including one multifamily property accounted for as an investment in unconsolidated venture. Such assets and related liabilities are classified as held for sale on the Company’s consolidated balance sheet.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

•	Multi-tenant Office - The Company pursues the acquisition of multi-tenant office properties currently focused on the western United States.

•
PE Investments - The real estate business also includes investments (directly or indirectly in joint ventures) owning PE Investments managed by institutional quality sponsors and diversified by property type and geography. In February 2016, the Company sold substantially all of its interest in PE Investment II for proceeds of $184.1 million. In September 2016, the Company sold a portfolio of PE Investments for a gross sales price of $317.6 million with $44.7 million of deferred purchase price assumed as part of the transaction, including $5.6 million of deferred purchase price which was the obligation of an unconsolidated joint venture. The Company received $33.9 million of net proceeds and will receive the remaining $204.7 million of net proceeds in the fourth quarter 2016. Refer to Note 9. Related Party Arrangements for further disclosure.

•
Commercial Real Estate Debt - The CRE debt business is focused on originating, acquiring and asset managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. The Company may from time to time take title to collateral in connection with a CRE debt investment as REO which would be included in the CRE debt business. To date through November 2016, the Company sold or received repayment for 15 debt investments and a REO with a total principal amount of $388.6 million and used $72.1 million of proceeds to pay down the Company’s loan facility in full, resulting in $313.2 million of net proceeds.

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

•
N-Star CDOs - The Company historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company’s remaining consolidated CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets pay down or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, this distinct business is a significantly smaller portion of its business today than in the past. As of September 30, 2016, only N-Star securities CDOs I and IX continue to be consolidated. Refer to Note 16 for further disclosure regarding deconsolidated N-Star CDOs. The Company continues to receive collateral management fees related to administrative responsibilities for deconsolidated N-Star CDO financing transactions, which are recorded in other revenue and included in the N-Star CDOs segment.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present segment reporting for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

Statement of Operations:					N-Star CDOs(2)
Three months ended September 30, 2016	Real Estate(1)		CRE Debt	CRE Securities	CRE Securities		Corporate		Total
Rental and escalation income	$165,060		$—	$—	$—		$—		$165,060
Hotel related income	220,578		—	—	—		—		220,578
Resident fee income	72,988		—	—	—		—		72,988
Net interest income on debt and securities	3,037	(3)	4,894	12,879	8,729	(4)	3,516	(4)	33,055
Interest expense—mortgage and corporate borrowings	104,509		—	—	—		9,787		114,296
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(33,626)	(5)	2,997	12,249	1,514		(88,418)	(6)	(105,284)
Equity in earnings (losses) of unconsolidated ventures	26,033		—	—	—		21		26,054
Income tax benefit (expense)	(3,408)		(159)	—	—		—		(3,567)
Income (loss) from continuing operations	(11,001)		2,838	12,249	1,514		(88,397)		(82,797)
Net income (loss)	(11,001)		2,838	12,249	1,514		(88,397)		(82,797)
___________________________________

(1)	Includes $8.2 million of rental and escalation income and $0.5 million of net income from a portfolio of healthcare assets located in the United Kingdom.

(2)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $0.7 million of collateral management fees were earned from CDO financing transactions, of which $0.2 million was eliminated in consolidation.

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

(5)	Primarily relates to depreciation and amortization of $84.5 million.

(6)	Includes management fees to NSAM of $46.8 million and an unrealized loss on a derivative instrument of $13.2 million.

Statement of Operations:					N-Star CDOs(2)
Three months ended September 30, 2015	Real Estate(1)		CRE Debt	CRE Securities	CRE Securities		Corporate		European Real Estate(3)		Total
Rental and escalation income	$194,518		$—	$—	$—		$—		$—		$194,518
Hotel related income	219,427		—	—	—		—		—		219,427
Resident fee income	70,257		—	—	—		—		—		70,257
Net interest income on debt and securities	3,103	(4)	23,737	17,228	12,407	(5)	3,076	(5)	—		59,551
Interest expense—mortgage and corporate borrowings	113,788		—	—	—		13,323		—		127,111
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(52,137)	(6)	24,871	15,465	(5,160)		(137,487)	(7)	—		(154,448)
Equity in earnings (losses) of unconsolidated ventures	60,359		—	—	—		—		—		60,359
Income tax benefit (expense)	2,378		(154)	(82)	—		—		—		2,142
Income (loss) from continuing operations	10,600		24,717	15,383	(5,160)		(137,487)		—		(91,947)
Income (loss) from discontinued operations	(11)		—	—	—		—		(16,570)	(8)	(16,581)
Net income (loss)	10,589		24,717	15,383	(5,160)		(137,487)		(16,570)		(108,528)
___________________________________

(1)	Includes $9.7 million of rental and escalation income and $1.2 million of net income from a portfolio of healthcare assets located in the United Kingdom.

(2)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments. $1.3 million of collateral management fees were earned from CDO financing transactions, of which $0.6 million were eliminated in consolidation.

(3)
Prior to the NRE Spin-off, the Company generated rental and escalation income from its European properties. The European real estate segment represents the consolidated results of operations and balance sheet of such European real estate business which was transferred to NorthStar Europe in connection with the NRE Spin-off. Amounts related to the European real estate business are reported in discontinued operations. Represents the consolidated statements of operations of NorthStar Europe reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 3).

(4)	Primarily represents interest income earned from notes receivable on manufactured homes and interest income on loans in the Company’s healthcare portfolio.

(5)
Represents income earned from N-Star CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(6)	Primarily relates to transaction costs of $3.7 million and depreciation and amortization of $118.4 million.

(7)	Includes management fees to NSAM of $51.3 million.

(8)	Primarily relates to depreciation and amortization of $18.8 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Statement of Operations:					N-Star CDOs(2)
Nine months ended September 30, 2016	Real Estate(1)		CRE Debt	CRE Securities	CRE Securities		Corporate		Total
Rental and escalation income	$527,252		$—	$—	$—		$—		$527,252
Hotel related income	636,283		—	—	—		—		636,283
Resident fee income	219,193		—	—	—		—		219,193
Net interest income on debt and securities	8,703	(3)	28,910	36,109	21,454	(4)	14,632	(4)	109,808
Interest expense—mortgage and corporate borrowings	325,189		—	—	—		31,554		356,743
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(14,491)	(5)	21,124	13,164	5,250		(420,509)	(6)	(395,462)
Equity in earnings (losses) of unconsolidated ventures	101,793		—	—	—		45		101,838
Income tax benefit (expense)	(11,859)		(470)	—	—		—		(12,329)
Income (loss) from continuing operations	75,443		20,654	13,164	5,250		(420,464)		(305,953)
Net income (loss)	75,443		20,654	13,164	5,250		(420,464)		(305,953)
___________________________________

(1)	Includes $26.1 million of rental and escalation income and $1.2 million of net income from a portfolio of healthcare assets located in the United Kingdom.

(2)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $2.0 million of collateral management fees were earned from CDO financing transactions, of which $0.5 million was eliminated in consolidation.

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

(5)	Primarily relates to depreciation and amortization of $259.7 million.

(6)	Includes management fees to NSAM of $140.0 million and an unrealized loss on a derivative instrument of $199.4 million.

Statement of Operations:					N-Star CDOs(2)
Nine months ended September 30, 2015	Real Estate(1)		CRE Debt	CRE Securities	CRE Securities		Corporate		European Real Estate(3)		Total
Rental and escalation income	$539,240		$—	$—	$302		$—		$—		$539,542
Hotel related income	594,284		—	—	—		—		—		594,284
Resident fee income	199,463		—	—	—		—		—		199,463
Net interest income on debt and securities	8,031	(4)	79,061	49,671	35,723	(5)	8,255	(5)	—		180,741
Interest expense—mortgage and corporate borrowings	319,341		—	—	—		40,954		—		360,295
Income (loss) before equity in earnings (losses) and income tax benefit (expense)	(103,677)	(6)	80,652	87,827	(823)		(319,018)	(7)	—		(255,039)
Equity in earnings (losses) of unconsolidated ventures	171,738		—	—	—		—		—		171,738
Income tax benefit (expense)	(9,109)		(382)	(119)	—		—		—		(9,610)
Income (loss) from continuing operations	58,952		80,270	87,708	(823)		(319,018)		—		(92,911)
Income (loss) from discontinued operations	(11)		—	—	—		—		(114,225)	(8)	(114,236)
Net income (loss)	58,941		80,270	87,708	(823)		(319,018)		(114,225)		(207,147)
___________________________________

(1)	Includes $28.3 million of rental and escalation income and $0.8 million of net loss from a portfolio of healthcare assets located in the United Kingdom.

(2)
Based on CDO financing transactions that were primarily collateralized by CRE securities and may include other types of investments. $4.1 million of collateral management fees were earned from CDO financing transactions, of which $1.8 million were eliminated in consolidation.

(3)
Prior to the NRE Spin-off, the Company generated rental and escalation income from its European properties. The European real estate segment represents the consolidated results of operations and balance sheet of such European real estate business which was transferred to NorthStar Europe in connection with the NRE Spin-off. Amounts related to the European real estate business are reported in discontinued operations. Represents the consolidated statements of operations of NorthStar Europe reported in discontinued operations and includes an allocation of indirect expenses from the Company (refer to Note 3).

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

(6)	Primarily relates to transaction costs of $22.9 million and depreciation and amortization of $338.8 million.

(7)	Includes management fees to NSAM of $151.3 million.

(8)	Primarily relates to transaction costs of $110.0 million and depreciation and amortization of $35.0 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents total assets by segment as of September 30, 2016 and December 31, 2015 (dollars in thousands):

				N-Star CDOs(1)
Total Assets	Real Estate	CRE Debt	CRE Securities	CRE Securities	Corporate	Total
September 30, 2016	$11,719,541	$261,805	$175,256	$381,193	$827,094	$13,364,889
December 31, 2015	$13,871,796	$661,348	$319,937	$422,953	$128,367	$15,404,401
______________________________________

(1)	Based on CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

18.	Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Reclassification of operating real estate, net to assets held for sale	$1,097,859	$364,435
Assignment / reduction of mortgage note payable upon sale / redemption of real estate	973,392	—
Non-cash related to PE Investments	210,010	8,008
Reclassification of intangible assets to assets held for sale	126,410	—
Non-controlling interest – sale or deconsolidation of subsidiary	104,906	—
Reclassification of other assets to assets held for sale	44,120	—
PE Investments deferred purchase price assumed upon sale	39,059	—
Reclassification of restricted cash to assets held for sale	22,941	—
Reclassification of intangible liabilities to liabilities held for sale	19,229	—
Escrow deposit payable related to CRE debt investments	8,789	42,996
Non-controlling interests—reallocation of interest in Operating Partnership	6,031	24,776
Amounts payable relating to improvements of operating real estate	4,699	—
Dividends payable related to RSUs	2,039	3,283
Conversion of exchangeable senior notes	1,871	13,590
Amounts payable relating to real estate related pending deal costs	1,741	—
Amounts payable relating to deferred leasing commissions	631	—
Reclassification of mortgage note payable to liabilities held for sale	—	273,360
Assumption of mortgage note payable upon purchase	—	273,023
Reclassification of operating real estate to intangible assets	—	216,345
Reduction of assets and liabilities held for sale via taking title	—	28,962
Reclassification of other assets to operating real estate	—	25,577
Acquired assets and liabilities in connection with European real estate	—	49,942
Conversion of Deferred LTIP Units to LTIP Units	—	18,730
Deferred purchase price for PE Investment XIV	—	47,808
Retirement of shares of common stock	—	18,183
Contribution from non-controlling interest	—	1,461

19.	Subsequent Events
Dividends
On November 1, 2016, the Company declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on November 18, 2016 to stockholders of record as of the close of business on November 14, 2016. On October 27, 2016, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on November 15, 2016 to stockholders of record as of the close of business on November 7, 2016.
Colony NorthStar Registration Statement
In October 2016, the Company amended the merger agreement and provided for, among other matters, an enhanced governance structure for Colony NorthStar, modified severance terms for NSAM’s executive officers and a special cash dividend for NSAM’s stockholders now totaling $228 million. In connection with the amendment to the merger agreement, NSAM entered into a voting agreement with MSD and its affiliates, which together own approximately 10.2% of NSAM’s outstanding shares, pursuant to which MSD agreed to vote in favor of the Mergers and related proposals. In addition, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company, filed with the SEC an amended registration statement on Form S-4 that includes a joint proxy statement of the Company, Colony and NSAM and that also constitutes a prospectus of Colony NorthStar.

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
Introduction
We are a diversified commercial real estate company, with 91% of our total assets invested directly or indirectly in real estate. We generated 92% of our revenue from our real estate portfolio for the nine months ended September 30, 2016. We invest in multiple asset classes across commercial real estate, or CRE, that we expect will generate attractive risk-adjusted returns and may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and in turn build long-term franchise value. However, given recent market conditions, we are currently focused on exploring sales to generate liquidity.
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
Significant Developments
Merger Agreement with NSAM and Colony Capital, Inc.
In June 2016, we announced that we entered into a merger agreement with NSAM and Colony Capital, Inc., or Colony, under which the companies will combine in an all-stock merger of equals transaction to create an internally-managed, diversified real estate and investment management platform, or the Mergers. The transaction has been approved by our and NSAM’s respective board of directors, including the unanimous approval by their respective Special Committees and the board of directors of Colony.
Under the terms of the merger agreement, as amended, NSAM will redomesticate to Maryland and elect to be treated as a REIT beginning in 2017 and we and Colony, through a series of transactions, will merge with and into the redomesticated NSAM, which will be renamed Colony NorthStar, Inc., or Colony NorthStar. Our common stockholders will receive 1.0996 shares of Colony NorthStar’s common stock for each share of common stock they own. Holders of preferred stock will receive shares of preferred stock of Colony NorthStar that are substantially similar to the preferred stock held prior to the closing of the transaction. Upon completion of the transaction, NSAM stockholders will own approximately 32.85%, Colony stockholders will own approximately 33.25% and our stockholders will own approximately 33.90% of the combined company on a fully diluted basis, excluding the effect of certain equity-based awards issuable in connection with the Mergers.
In October 2016, we amended the merger agreement and provided for, among other matters, an enhanced governance structure for Colony NorthStar, modified severance terms for NSAM’s executive officers and a special cash dividend for NSAM’s stockholders now totaling $228 million.  In connection with the amendment to the merger agreement, NSAM entered into a voting agreement with MSD Capital L.P., or MSD, and its affiliates, which together own approximately 10.2% of NSAM’s outstanding shares, pursuant to which MSD agreed to vote in favor of the Mergers and related proposals. In addition, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company, filed with the SEC an amended registration statement on Form S-4 that includes a joint proxy statement of NorthStar Realty, Colony and NSAM and that also constitutes a prospectus of Colony NorthStar.
The transaction is expected to close in January 2017, subject to, among other things, regulatory approvals and the receipt of NorthStar Realty’s, Colony’s and NSAM’s respective stockholder approvals.
Sales Initiatives
We continue to execute a series of sales initiatives including: (i) sales of certain real estate assets; (ii) sales of certain of our limited partnership interests in real estate private equity funds, or PE Investments; and (iii) sales and/or accelerated repayments of our CRE debt and securities investments.
Since the beginning of the fourth quarter 2015 through November 2016, assets sold or committed to sell totaled $6.6 billion, including an agreement to sell an interest in our healthcare portfolio, of which net proceeds to us received or expected to be received totaled approximately $2.5 billion. There is no assurance this transaction will close on the terms anticipated, if at all.

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

•
Healthcare - Our healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The majority of our healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. In addition, we own senior operating facilities, which include healthcare properties that operate through management agreements with independent third-party operators, predominantly through structures permitted by the REIT Investment Diversification and Empowerment Act of 2007, or RIDEA, that permit us, through a taxable REIT subsidiary, or TRS, to have direct exposure to resident fee income and incur customary related operating expenses. In March 2016, we sold our 60% interest in a $899 million portfolio of independent living facilities, or Senior Housing Portfolio, for $535 million. The buyer assumed our portion of the $648 million of related mortgage financing and we received approximately $150 million of proceeds, net of sales costs. In September 2016, we entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American Healthcare REIT II, Inc. portfolio, or Griffin-American Portfolio, for $838 million with $692 million of related mortgage financing expected to be paid off as part of the transaction. We expect to receive $115 million of net proceeds. We expect the transaction to close in the fourth quarter 2016. In November 2016, we entered into an agreement to sell an interest in our healthcare portfolio for net proceeds of approximately $340 million. There is no assurance these transactions will close on the terms anticipated, if at all.

•
Hotel - Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands.

•
Manufactured Housing - Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. In addition, the portfolio includes manufactured homes and receivables related to the financing of homes sold to residents. In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $615 million of net proceeds. We expect the transaction to close in the first quarter 2017. There is no assurance this transaction will close on the terms anticipated, if at all. Such assets and related liabilities are classified as held for sale on our consolidated balance sheet.

•
Net Lease - Our net lease properties are primarily industrial, office and retail properties typically under net leases to corporate tenants. In September 2016, we redeemed our interests in a net lease industrial real estate portfolio, or Industrial Portfolio, for $170 million of net proceeds.

•
Multifamily - Our multifamily portfolio primarily focuses on properties located in suburban markets that are well suited to capture the formation of new households. To date through November 2016, we sold ten multifamily properties for $307 million with $210 million of mortgage financing assumed as part of the transaction. We received $85 million of net proceeds. We continue to explore the sale of the remaining two properties, including one multifamily property accounted for as an investment in unconsolidated venture. Such assets and related liabilities are classified as held for sale on our consolidated balance sheet.

•	Multi-tenant Office - We pursue the acquisition of multi-tenant office properties currently focused on the western United States.

•
PE Investments - Our real estate business also includes investments (directly or indirectly in joint ventures) owning PE Investments managed by institutional quality sponsors and diversified by property type and geography. In February 2016, we sold substantially all of our interest in PE Investment II for proceeds of $184 million. In September 2016, we sold a portfolio of PE Investments for a gross sales price of $318 million with $45 million of deferred purchase price assumed as part of the transaction, including $6 million of deferred purchase price which was the obligation of an unconsolidated joint venture. We received $34 million of net proceeds and will receive the remaining $205 million of net proceeds in the fourth quarter 2016.

•
Commercial Real Estate Debt - Our CRE debt business is focused on originating, acquiring and asset managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and preferred equity interests. We may from time to time take title to collateral in connection with a CRE debt investment as real estate owned, or REO, which would be included in our CRE debt business. To date through November 2016, we sold or received repayment for 15 debt investments and a REO with a total principal amount of $389 million and used $72 million of proceeds to pay down our loan facility in full, resulting in $313 million of net proceeds.

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
We have not been actively raising capital due to current market conditions and the pending merger with Colony and NSAM.
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
Our financing strategy for debt investments is to obtain match-funded borrowing at rates that provide a positive net spread. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $200 million. Additionally, we have historically demonstrated the ability to securitize our CRE debt investments and expect to continue to pursue similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities. In November 2012 and August 2013, we, and on behalf of NorthStar Real Estate Income Trust, Inc., or NorthStar Income, entered into securitization financing transactions with an aggregate $610 million of principal amount of bonds issued providing permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments of ours and NorthStar Income. We will continue to seek to use the capital markets to finance any new debt investments. In January 2015, Securitization 2012-1 with $228 million principal amount of original bonds issued was repaid in full.
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

Our Investments
The following table presents our investments as of September 30, 2016 and pro forma for sales and commitments to sell through November 4, 2016 (refer to the below for further discussion) (dollars in thousands):

			Pro Forma
	Amount(1)%		Amount		%
Real Estate
Healthcare(2)	$5,762,657	30.5%	$4,878,741	(3)	30.4%
Hotel	3,461,477	18.3%	3,461,477		21.5%
Manufactured housing communities (held for sale)	1,776,226	9.4%	—	(4)	—%
Net lease	344,745	1.8%	314,612	(5)	2.0%
Multifamily (held for sale)	242,463	1.3%	93,050	(6)	0.6%
Multi-tenant office	179,014	0.9%	179,014		1.1%
Subtotal	11,766,582	62.2%	8,926,894		55.6%
Private equity fund investments	487,832	2.6%	487,832		3.0%
Corporate investments(7)	114,719	0.6%	114,719		0.7%
Total real estate	12,369,133	65.4%	9,529,445		59.3%
CRE Debt
CRE debt	370,945	2.0%	370,945		2.3%
CRE debt of consolidated N-Star CDOs	33,773	0.2%	33,773		0.2%
Other	16,324	0.1%	16,324		0.1%
Total CRE debt	421,042	2.3%	421,042		2.6%
CRE Securities
N-Star CDO bonds(8)	511,068	2.7%	511,068		3.2%
N-Star CDO equity	61,391	0.3%	61,391		0.4%
Other securities	58,824	0.3%	58,824		0.4%
Total CRE securities	631,283	3.3%	631,283		4.0%
Subtotal	13,421,458	71.0%	10,581,770		65.9%
Assets underlying RXR Realty(9)	3,921,887	20.7%	3,921,887		24.4%
Assets underlying SteelWave(10)	968,994	5.1%	968,994		6.0%
Assets underlying deconsolidated CRE Debt CDOs(11)	594,844	3.2%	594,844		3.7%
Grand total	$18,907,183	100.0%	$16,067,495		100.0%
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

(2)	Includes $425 million of Sterling denominated real estate in the United Kingdom owned in connection with the acquisition of the Griffin-American Portfolio.

(3)
In September 2016, we entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American Portfolio for $838 million with $692 million of related mortgage financing expected to be paid off as part of the transaction. We expect to receive $115 million of net proceeds. We expect the transaction to close in the fourth quarter 2016. There is no assurance this transaction will close on the terms anticipated, if at all. In April 2016, a purchase option on one of our healthcare properties was exercised by the tenant.

(4)
In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $615 million of net proceeds, including a $50 million deposit made by the buyer. We expect the transaction to close in the first quarter 2017. There is no assurance this transaction will close on the terms anticipated, if at all.

(5)	In the fourth quarter 2016, we expect to convey to the lender a net lease property.

(6)
To date through November 2016, we sold ten multifamily properties for $307 million with $210 million of mortgage financing assumed as part of the transaction. We received $85 million of net proceeds. We continue to explore the sale of the remaining two properties.

(7)	Represents our investments in RXR Realty LLC, or RXR Realty, Aerium Group, or Aerium, and SteelWave, LLC, or SteelWave.

(8)	Includes N-Star CDO bonds with a principal amount of $140 million related to CRE securities CDOs that are eliminated in consolidation.

(9)
Represents our proportionate interest in RXR Realty’s total assets under management, as of September 30, 2016, comprised of primarily Class-A real estate investments in the New York Tri-State area, less our corporate investment in RXR Realty.

(10)
Represents our proportionate interest in SteelWave’s total assets under management, as of December 31, 2015, which is the most recent financial information available, less our corporate investment in SteelWave.

(11)
Represents assets of deconsolidated N-Star CDOs and is based on the respective remittance report issued on the date nearest to September 30, 2016. This amount excludes $433 million of aggregate principal amount of N-Star CDO bonds and amortized cost of N-Star CDO equity of such deconsolidated N-Star CDOs included in CRE securities.

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
Our Portfolio
As of September 30, 2016, $17.3 billion, or 91%, of our assets were invested directly in real estate properties, indirectly through our PE Investments, corporate interests and our proportionate interest in the assets under management of RXR Realty and SteelWave. The following table presents our direct investments in real estate properties as of September 30, 2016 (refer to the below for further discussion) (dollars in thousands):

Type	Number of Properties	Amount(1)	% of Portfolio	Capacity		Primary Locations
Healthcare
Medical office buildings (MOB)(2)	149	$2,103,114	17.9%	6.0 million	square feet	IN, TX, GA, CO, IL
Net lease
Skilled nursing facilities (SNF)(3)	107	1,340,578	11.4%	12,550	beds	FL, PA, IL, IN, VA
Assisted living facilities (ALF)	82	875,913	7.4%	4,300	units	UK, NC, OR, MN, IN
Hospital (HOS)	14	257,032	2.2%	800	beds	CA, MO, TX
Senior housing-operating
Assisted living facilities - RIDEA (ALF-RIDEA)	109	1,186,020	10.1%	6,300	units	IL, OR, OH, TX, MA, WA
Subtotal	461	5,762,657	49.0%
Hotel	167	3,461,477	29.4%	22,091	rooms	TX, FL, NJ, CA, VA
Manufactured housing communities (held for sale)(4)	135	1,776,226	15.1%	32,256	pad sites	CO, UT, FL, TX, WY, NY
Net lease
Office(5)	12	280,505	2.4%	1.9 million	square feet	CO, CA, UT
Retail	10	64,240	0.5%	467,971	square feet	NH, MA, ME
Subtotal	22	344,745	2.9%
Multifamily (held for sale)(5)(6)	7	242,463	2.1%	3,036	units	TN, GA, FL
Multi-tenant office	13	179,014	1.5%	1.0 million	square feet	CO, TX, CA
Total	805	$11,766,582	100.0%
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $582 million related to net intangibles. Additionally, includes $62 million of notes receivable and $238 million of escrows and other assets.

(2)
In September 2016, we entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American Portfolio for $838 million with $692 million of related mortgage financing expected to be paid off as part of the transaction. We expect to receive $115 million of net proceeds. We expect the transaction to close in the fourth quarter 2016. There is no assurance this transaction will close on the terms anticipated, if at all.

(3)	Includes three properties with a cost of $14 million owned pursuant to a RIDEA structure.

(4)
In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $615 million of net proceeds. We expect the transaction to close in the first quarter 2017. There is no assurance this transaction will close on the terms anticipated, if at all.

(5)	Includes our interest in joint ventures that own a net lease property and multifamily property of $27 million and $39 million, respectively.

(6)
To date through November 2016, we sold ten multifamily properties for $307 million with $210 million of mortgage financing assumed as part of the transaction. We received $85 million of net proceeds. We continue to explore the sale of the remaining two properties.

Healthcare Properties
Our healthcare properties are comprised of a diverse portfolio of medical office buildings, senior housing, skilled nursing and other healthcare properties. The majority of our healthcare properties are medical office buildings and properties structured under a net lease to healthcare operators. In addition, we own senior operating facilities properties that operate through management agreements with independent third-party operators, predominantly through RIDEA structures that permit us, through a TRS, to have direct exposure to resident fee income and incur customary related operating expenses. In March 2016, we sold our 60% interest in the Senior Housing Portfolio for $535 million. The buyer assumed our portion of the $648 million of related mortgage financing and we received approximately $150 million of proceeds, net of sales costs. In September 2016, we entered into a definitive agreement to sell a portfolio of medical office buildings within the Griffin-American Portfolio for $838 million with $692 million of related mortgage financing expected to be paid off as part of the transaction. We expect to receive $115 million of net proceeds. We expect the transaction to close in the fourth quarter 2016. In November 2016, we entered into an agreement to sell an interest in our healthcare portfolio for net proceeds of approximately $340 million. There is no assurance these transactions will close on the terms anticipated, if at all.
As of September 30, 2016, $5.8 billion, or 30.5%, of our assets were invested in healthcare properties. The following presents a summary of our healthcare portfolio and diversity across property type based on net cash flow:

		Healthcare by Property Type
Total Healthcare Portfolio	$5.8 billion
Number of facilities	461
Number of units/beds(1)	23,950

Weighted average occupancy(2)	85%
Weighted average lease coverage	1.7x
Weighted average lease term	8.5 years

Net cash flow related to:
Medical office buildings	28%
Net lease	52%
Senior operating facilities - RIDEA	20%
___________________________________

(1)	Represents number of units for ALF property types and number of beds for SNF property types.

(2)
Represents weighted average occupancy for ALF, SNF, and hospital property types based on number of units/beds. Percentage excludes medical office buildings, which has a weighted average occupancy of 89%, based on square footage.

Hotel Portfolio
Our hotel portfolio is a geographically diverse portfolio primarily comprised of extended stay hotels and premium branded select service hotels primarily located in major metropolitan markets with the majority affiliated with top hotel brands. As of September 30, 2016, $3.5 billion, or 18.3%, of our assets were invested in hotel properties.
The following presents a summary of our hotel portfolio and diversity across geographic location based on number of rooms:

		Hotel by Geographic Location
Total Hotel Portfolio	$3.5 billion
Number of hotels	167
Number of rooms	22,091
Weighted average occupancy(1)	78%

Rooms by brand:
Marriott	75%
Hilton	16%
Starwood	4%
Hyatt	4%
Intercontinental	1%
___________________

(1)	Represents weighted average occupancy for the third quarter 2016 based on number of rooms available.

Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes located throughout the United States. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case. In May 2016, we entered into an agreement to sell our manufactured housing portfolio for $2.0 billion with $1.3 billion of related mortgage financing expected to be assumed as part of the transaction. We expect to receive $615 million of net proceeds. We expect the transaction to close in the first quarter 2017. There is no assurance this transaction will close on the terms anticipated, if at all.
As of September 30, 2016, $1.8 billion, or 9.4%, of our assets were invested in manufactured housing communities. The following presents a summary of our manufactured housing communities portfolio and diversity across geographic location based on net cash flow:

		Manufactured Housing Communities by Geographic Location
Total Manufactured Housing Portfolio	$1.8 billion
Number of communities	135
Number of pad rental sites	32,256
Number of manufactured homes	4,267
Number of states	13
Weighted average occupancy	86%

Net cash flow related to:
Pad rental sites	92%
Other	8%
Net Lease Properties
Our real estate that is net leased to corporate tenants is primarily comprised office and retail properties. These net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance, capital and operating expenses arising from the use of the leased property generally leaving us, as owner, with minimal ongoing operational or expense obligations. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses and capital costs. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation.
As of September 30, 2016, $345 million, or 1.8%, of our assets were invested in net lease properties, including one property owned through an unconsolidated joint venture. In September 2016, we redeemed our interests in our Industrial Portfolio for $170 million of net proceeds.
The following presents a summary of our net lease portfolio and diversity across geographic location based on number of properties:

		Net Lease by Geographic Location
Total Net Lease Portfolio	$345 million
Number of properties	22
Number of states	14
Total square feet(1)	2.2 million
Weighted average occupancy(1)	93%
Weighted average lease term(1)	5.2 years

Net cash flow related to:
Industrial(2)	49%
Office	36%
Retail	15%

___________________________________

(1)	Excludes a net lease property that we expect to convey to the lender in the fourth quarter 2016.

(2)	In September 2016, we redeemed our interests in our Industrial Portfolio for $170 million of net proceeds.

Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that we believe are well suited to capture the formation of new households. To date through November 2016, we sold ten multifamily properties for $307 million with $210 million of mortgage financing assumed as part of the transaction. We received $85 million of net proceeds. We continue to explore the sale of the remaining two properties.
As of September 30, 2016, $242 million, or 1.3%, of our assets were invested in multifamily properties, including one property owned through an unconsolidated joint venture. The following presents a summary of our multifamily portfolio and diversity across geographic location based on net cash flow:

		Multifamily by Geographic Location
Total Multifamily Portfolio	$242 million
Number of properties	7
Number of states	4
Number of units	3,036

Weighted average occupancy	95%
Multi-tenant Office
We, through a joint venture with SteelWave, acquired multi-tenant office properties in the western United States. As of September 30, 2016, $179 million, or 0.9%, of our assets were invested in multi-tenant office properties. The following presents a summary of our multi-tenant office portfolio and diversity across geographic location based on cost:

		Multi-tenant Office by Geographic Location
Total Multi-tenant Office Portfolio	$179 million
Number of properties	13
Number of states	3
Total square feet	1,021,400

Weighted average occupancy	85%

PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds acquired in the secondary market and are managed by institutional-quality sponsors, which we refer to as fund interests. In February 2016, we sold substantially all of our interest in PE Investment II for proceeds of $184 million. In September 2016, we sold a portfolio of PE Investments for a gross sales price of $318 million with $45 million of deferred purchase price assumed as part of the transaction, including $6 million of deferred purchase price which was the obligation of an unconsolidated joint venture. We received $34 million of net proceeds and will receive the remaining $205 million of net proceeds in the fourth quarter 2016. As of September 30, 2016, $488 million, or 2.6%, of our assets were invested in PE Investments through unconsolidated ventures or direct investments. The following tables present a summary of our PE Investments (dollars in millions):

							Underlying Fund Interests
PE Investment(1)	Initial Closing Date	Amount	Number of Funds		Number of General Partners		Assets, at Cost	Implied Leverage(3)
PE Investment I(4)	February 15, 2013	$98.5	45		26		$14,100	42.5%
PE Investment II(5)	July 3, 2013	5.5	24		15		17,500	35.7%
PE Investment III	December 31, 2013	27.4	8		4		2,000	45.4%
PE Investment IV	May 30, 2014	2.3	1		1		600	43.0%
PE Investment V	July 1, 2014	5.6	3		1		300	50.2%
PE Investment VI	July 30, 2014	49.5	14		10		3,300	51.7%
PE Investment VII	August 15, 2014	22.6	9		8		200	50.4%
PE Investment IX	October 2, 2014	43.3	6		6		3,000	8.0%
PE Investment X	December 4, 2014	49.4	8		4		1,300	59.0%
PE Investment XII	May 5, 2015	2.2	1		1		700	28.1%
PE Investment XIII	May 22, 2015	178.1	5		3		900	49.4%
PE Investment XIV	September 9, 2015	3.4	2		2		700	86.6%
Total(2)		$487.8	126	(6)	81	(6)	$44,600
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2016, which is the most recent financial information from the underlying funds, except as otherwise noted.

(2)
As of September 30, 2016, our expected future contributions to funds is $2 million with $6 million of remaining deferred purchase price. The actual amount of future contributions underlying the fund interests that may be called and funded by us could vary materially from our expectations.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	We, together with NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.

(5)
In February 2016, we sold substantially all of our interest in PE Investment II for proceeds of $184 million. In connection with the sale, the buyers assumed substantially all of our $243 million portion of the deferred purchase price obligation of the joint venture. Amount above includes our remaining deferred purchase price obligation of $2.9 million.

(6)	Includes 12 funds and 16 general partners held across multiple PE Investments.

	Our Proportionate Share of PE Investments
	September 30, 2016
	Three Months Ended	Nine Months Ended	Inception to Date(2)
Income(1)	$18.0	$79.2	$493.9
Return of capital	35.7	107.8	916.6
Total distributions(3)	53.7	187.0	1,410.5
Contributions	1.4	3.9	109.7
Net	$52.3	$183.1	$1,300.8
__________________________________________________

(1)	Recorded in equity in earnings in the consolidated statements of operations.

(2)	Represents activity from the respective initial closing date through September 30, 2016.

(3)	Excludes proceeds of $218 million in connection with the sales of PE Investments.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of June 30, 2016:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
Corporate Investments
RXR Realty
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate owner, developer and investment management company focused on Class-A real estate investments in the New York Tri-State area. The investment includes an approximate 27% equity interest in RXR Realty, which represented a carrying value of $101 million as of September 30, 2016. As of September 30, 2016, our proportionate interest in RXR Realty’s assets under management totals $3.9 billion.
SteelWave
In September 2014, we entered into a debt and equity investment with SteelWave, comprised of a 40% interest in the common equity of certain entities affiliated with SteelWave. SteelWave is a leading real estate investment manager, owner and operator with a portfolio of commercial assets focused in key markets in the western United States. The investment in SteelWave represented a carrying value of $9 million as of September 30, 2016. As of December 31, 2015, which is the most recent financial information available, our proportionate interest in SteelWave’s assets under management totals $969 million.
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
The supply/demand imbalance driven by the large amount of maturing CRE loans could create an opportunity for us. Even with some increased supply by lenders, demand for debt financing is allowing investors with capital and real estate expertise, such as us, the opportunity to make investments with attractive risk/return profiles. We are currently focused on monetizing many of our CRE debt investments through sales or accelerated repayments.
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
Our Portfolio
As of September 30, 2016, $371 million, or 2.0%, of assets were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs, consisting of 20 loans with an average investment size of $19 million and weighted average extended maturity of 5.5 years. We directly originated approximately 91% of our current portfolio of CRE debt investments (excluding debt investments acquired in connection with Griffin-American). The following table presents a summary of our CRE debt investments as of September 30, 2016 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount(2)
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR(3)	Yield
Asset Type:
First mortgage loans	6	$145,034	$117,927	39.1%	6.98%	8.47%	4.66%	42.7%
Mezzanine loans	6	22,566	16,940	6.1%	9.10%	3.57%	7.86%	49.6%
Subordinate interests	4	167,598	166,466	45.2%	11.83%	11.99%	8.22%	59.4%
Corporate loans	4	35,747	31,154	9.6%	12.92%	—	14.82%	—
Total/Weighted average(1)(4)	20	$370,945	$332,487	100.0%	11.90%	13.85%	7.56%	46.6%
____________________________________________________________

(1)	Excludes amounts underlying our N-Star CDOs.

(2)	Based on principal amount.

(3)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of September 30, 2016 and for CRE debt with a LIBOR floor greater than LIBOR, using such floor.

(4)	Assuming that all loans that have future fundings meet the terms to qualify for such funding, our cash requirement on future fundings would be $7.9 million.
The following presents our $371 million CRE debt portfolio’s diversity across property type and geographic location based on principal amount.

Debt Investments by Property Type	Debt Investments by Geographic Location

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
The following table presents our interest in the N-Star CDOs as of September 30, 2016 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)(3)
AAA	2	$108,900
AA through BBB	18	241,723
Below investment grade	10	160,445
	30	511,068
N-Star CDO equity(4)	4	61,391
Total	34	$572,459
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and amortized cost for N-Star CDO equity.

(2)	Based on original credit rating. Includes N-Star CDO bonds with a principal amount of $140 million related to our securities CDOs that are eliminated in consolidation.

(3)
Unencumbered N-Star CDO bonds are owned by us, of which $377 million of principal amount were repurchased at a discount to par at a weighted average original credit rating of A / A2 and a weighted average purchase price of 37%.

(4)	Represents our equity interests in the deconsolidated CRE debt N-Star CDOs.

The following table presents a summary of our deconsolidated N-Star CRE debt CDOs as of September 30, 2016 (dollars in thousands):

Issue/Acquisition Date	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of September 30, 2016(1)
Assets, principal amount	$184,502	$540,507	$116,427		$418,309		$1,259,745
CDO bonds, principal amount(2)	127,493	383,571	99,627		339,563		950,254
Net assets	$57,009	$156,936	$16,800		$78,746		$309,491

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$—	$2,176	$516		$844		$3,536
Collateral management and other fees(4)	74	528	57		183		842
Interest coverage cushion at September 30, 2016 (IC)(1)	(168)	1,321	420		1,012
Overcollateralization cushion (OC)
At September 30, 2016(1)	34,062	146,092	10,014		1,900
At offering	17,412	42,193	5,987	(5)	(151,595)	(6)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to September 30, 2016.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on cash receipts.

(5)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(6)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of the CRE debt in our deconsolidated N-Star CDOs, based on principal amount, as of September 30, 2016:

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
Outlook and Recent Trends
The U.S. economy demonstrated improvement in 2015, which prompted the Federal Reserve in December 2015 to raise the Federal Funds Rate for the first time in nine years. The U.S. economy has continued to show strength throughout 2016 with approximately

5% unemployment and positive trends in the housing market. Despite this, concerns still remain regarding low inflation in the United States, a stronger U.S. dollar, oil price instability, slow U.S. GDP and global growth, the U.S. Presidential election and increasing international market volatility. Many other global central banks have been easing monetary policy to combat low inflation and stagnant growth and the Federal Reserve is signaling that it may further adjust the Federal Funds Rate in 2016, especially in light of certain global events described below.
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
In June 2016, a non-binding referendum was passed in the United Kingdom supporting the exit from the European Union which in turn resulted in considerable instability to global markets and currencies especially European markets, the U.K.’s economy and the British Pound Sterling which has continued to devalue. In addition, dramatic political change in the United Kingdom has resulted including the election of a new Prime Minister in July 2016. Much uncertainty remains as to the process for a potential March 2017 start to “Brexit” and the long-term impacts to the global, European and British economies. Sovereign banks have been actively easing monetary policy resulting in sustained low-to-negative, interest rate environments, while several key global economies, including England, Germany and Japan, have recently reached positive interest rate territory in the benchmark 10-year paper. The Bank of England and other central banks remain poised for further monetary and financial policy action should the U.K.’s economy enter a downturn or as a tool to encourage positive economic growth. Despite the unexpected result of the referendum, markets have generally continued to function properly and in some cases recovered from the initial shock (e.g., U.S. equity markets). The potential for ongoing volatility and uncertainty resulting from “Brexit” and other geopolitical or financial unrest may have a significant impact on the overall global economic environment.
CRE fundamentals remain relatively healthy across U.S. property types. Investor demand in 2015 for commercial real estate increased transaction activity and prices as rent and vacancy fundamentals improved across most property sectors. Private capital investment remained aggressive throughout 2015 and, although public markets slowed at the beginning of 2016, continued to remain aggressive throughout 2016, leading to continued appreciation in real estate values. However, property price appreciation has slowed and there is speculation that certain markets may be entering the late stage of the current real estate cycle and, in some markets, rent growth and capitalization rate compression has started to slow. One of the factors that may contribute to periodic volatility in the commercial real estate market is the large amount of maturing commercial real estate debt that may have difficulties being refinanced.
Approximately $1.4 trillion of commercial real estate debt in the United States is scheduled to mature through 2018. While there appears to be a supply of available liquidity to satisfy many of these maturities, 2016 private-label CMBS year-to-date is 43% compared to the same period in 2015 and industry experts estimate a projected total origination volume of approximately $65 billion for 2016 versus volume of $95 billion in 2015. Despite non-traditional lenders significantly increasing loan origination volumes, this trend is potentially one symptom that could point to broader difficulties in the ability of the market to refinance the large amount of maturing real estate debt and may lead to a negative impact on the overall real estate market.
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
We have not been actively raising capital due to current market conditions and the pending merger with Colony and NSAM. Further, we have access to other forms of corporate-level financing. In August 2014, we entered into a Corporate Revolver with certain commercial bank lenders, with a total current commitment amount of $250 million for a three-year term, subject to certain conditions. In September 2014, we entered into a corporate term borrowing with a commercial bank lender. In February 2016, our Corporate Revolver was repaid and we expect our remaining corporate recourse borrowings to be repaid from proceeds from sales initiatives.
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
Historically, we used CDOs to finance CRE debt and securities investments. Our legacy CDO business is winding down as we invest in a broader, more diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past.
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
We account for purchases of operating real estate that qualify as business combinations using the acquisition method, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles, such as goodwill. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. We evaluate whether REO constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination and is not amortized. We analyze goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit, related to such goodwill, is less than the carrying amount as a basis to determine whether the two-step impairment test is necessary. The first step in the impairment test compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, the second step is required to determine the amount of the impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its net assets and identifiable intangible assets. The residual amount represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment loss is recorded in the consolidated statements of operations. For the nine months ended September 30, 2016, there were no triggering events that required a test of impairment of goodwill.
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
In a situation in which a lease(s) associated with a significant tenant have been, or are expected to be, terminated early, we evaluate the remaining useful life of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination, we may write-off or accelerate the depreciation and amortization associated with the asset group. Such amounts are included within rental and escalation income for above- and below-market lease intangibles and depreciation and amortization in the consolidated statements of operations.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued an accounting update requiring a company to recognize as revenue the amount of consideration it expects to be entitled to in connection with the transfer of promised goods or services to customers. The accounting standard update will replace most of the existing revenue recognition guidance currently promulgated by U.S. GAAP. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The effective date of the new revenue standard for us will be January 1, 2018. We are evaluating the impact, if any, of the update on our consolidated financial position, results of operations and financial statement disclosures.
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
In February 2016, the FASB issued an accounting update that requires lessees to present right-of-use assets and lease liabilities on the balance sheet. The new guidance is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact, if any, that this guidance will have on its consolidated financial position, results of operations and financial statement disclosures.
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
In March 2016, the FASB issued guidance which eliminates the requirement for an investor to retroactively apply the equity method when its increase in ownership interest (or degree of influence) in an investee triggers equity method accounting. The update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment become qualified for equity method accounting. The update should be applied prospectively upon their effective date to increases in the level of ownership interests or degree of influence that results in the adoption of the equity method. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. We have concluded that this guidance will not have any impact on our consolidated financial position, results of operations and financial statement disclosures.
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
In September 2016, the FASB issued final amendments to clarify how entities should classify certain cash receipts and cash payments in the consolidated statement of cash flows as they may have aspects of more than one class of cash flows. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2017. We are evaluating the impact, if any, that this guidance will have in our consolidated statement of cash flows.

Results of Operations
Comparison of the Three Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):
The following table represents our results of operations for the three months ended September 30, 2016 and 2015 (dollars in thousands).
The consolidated financial statements for the three months ended September 30, 2016 represent our results of operations following the NRE Spin-off on October 31, 2015. The three months ended September 30, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations.

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Property and other revenues
Rental and escalation income	$165,060	$194,518	$(29,458)	(15.1)%
Hotel related income	220,578	219,427	1,151	0.5%
Resident fee income	72,988	70,257	2,731	3.9%
Other revenue	5,038	2,501	2,537	101.4%
Total property and other revenues	463,664	486,703	(23,039)	(4.7)%
Net interest income
Interest income	34,669	60,840	(26,171)	(43.0)%
Interest expense on debt and securities	1,614	1,289	325	25.2%
Net interest income on debt and securities	33,055	59,551	(26,496)	(44.5)%
Expenses
Management fee, related party	46,771	51,285	(4,514)	(8.8)%
Interest expense—mortgage and corporate borrowings	114,296	127,111	(12,815)	(10.1)%
Real estate properties—operating expenses	236,992	248,983	(11,991)	(4.8)%
Other expenses	6,472	7,495	(1,023)	(13.6)%
Transaction costs	3,599	2,633	966	36.7%
Impairment losses	70,433	—	70,433	NA
Provision for (reversal of) loan losses, net	1,892	53	1,839	3,469.8%
General and administrative expenses
Compensation expense	7,528	7,794	(266)	(3.4)%
Other general and administrative expenses	3,585	4,885	(1,300)	(26.6)%
Total general and administrative expenses	11,113	12,679	(1,566)	(12.4)%
Depreciation and amortization	84,726	118,826	(34,100)	(28.7)%
Total expenses	576,294	569,065	7,229	1.3%
Other income (loss)
Unrealized gain (loss) on investments and other	(26,648)	(132,251)	105,603	(79.9)%
Realized gain (loss) on investments and other	939	614	325	52.9%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(105,284)	(154,448)	49,164	(31.8)%
Equity in earnings (losses) of unconsolidated ventures	26,054	60,359	(34,305)	(56.8)%
Income tax benefit (expense)	(3,567)	2,142	(5,709)	(266.5)%
Income (loss) from continuing operations	(82,797)	(91,947)	9,150	(10.0)%
Income (loss) from discontinued operations	—	(16,581)	16,581	(100.0)%
Net income (loss)	$(82,797)	$(108,528)	$25,731	(23.7)%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income decreased $29.5 million, primarily attributable to the loss of income from sales in 2016 of our Senior Housing Portfolio, certain of our multifamily properties and our Industrial Portfolio ($34.7 million) and lower income from net lease and healthcare properties ($0.7 million), offset by the acquisition of a portfolio of manufactured housing communities ($4.2 million) and higher income from our remaining portfolios of manufactured housing communities ($1.8 million), all in our real estate segment.
Hotel Related Income
Hotel related income increased $1.2 million primarily related to acquisitions in 2015, offset by a decrease in operations in certain portfolios due to renovations and other, including a portfolio for which we recorded an impairment loss in the third quarter 2016, all in our real estate segment.

Resident Fee Income
Resident fee income increased $2.7 million related to our healthcare properties which transitioned to a RIDEA structure in 2015 ($0.8 million) and rate increases at our healthcare properties ($1.9 million), all in our real estate segment.
Other Revenue
Other revenue increased $2.5 million primarily due to an increase in real estate related fees ($1.5 million) in our real estate segment and other income ($1.3 million) in our CRE debt segment, offset by a decrease in advisory fees related to our deconsolidated CDOs ($0.3 million) in our N-Star CDOs - CRE Securities segment.
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is primarily related to our CRE debt, securities and N-Star CDO segments and includes certain CRE debt and notes receivable investments included as part of our real estate segment. For assets financed in a CDO, the N-Star CDO segment is based on the primary collateral of the CDO financing transaction and as such may include other types of investments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments, sales and repayments during the periods (dollars in thousands):

	Three Months Ended September 30,
	2016				2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments(4)	$415,516	$8,773	8.45%		$909,582	$26,755	11.77%
CRE securities investments	749,843	25,896	13.81%		880,432	34,085	15.49%
	$1,165,359	34,669	11.90%		$1,790,014	60,840	13.60%
Interest-bearing liabilities:
CDO bonds payable	$397,181	$1,125	3.15%	(5)	$509,761	$1,072	3.14%	(5)
Loan facilities	—	205	NA	(6)	65,903	217	4.03%
Secured borrowing	53,134	284	2.14%		—	—	—
	$450,315	1,614	3.03%		$575,664	1,289	3.24%
Net interest income		$33,055				$59,551
____________________________________________________________

(1)
Based on amortized cost for CRE debt and securities investments, principal amount for CDO bonds payable, loan facilities and secured borrowing. All amounts are calculated based on quarterly averages. Additionally, amounts include manufactured housing notes receivables recorded in assets of properties held for sale based on carrying value.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)
Includes $1.5 million and $1.4 million of interest income related to manufactured housing notes receivables recorded in assets of properties held for sale and included in our real estate segment for the three months ended September 30, 2016 and 2015, respectively.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $2.0 million and $2.9 million of net cash payments on interest rate swaps in our consolidated N-Star CDOs recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively.

(6)	We paid off our loan facility in April 2016. The interest expense for the three months ended September 30, 2016 represents amortization of deferred financing costs.
Interest income decreased $26.2 million, primarily attributable to decreased income on debt investments due to payoffs and sales ($18.3 million) in our CRE debt segment, decreased income on investments in our consolidated CDOs ($3.9 million) in our N-Star CDOs - CRE securities segment and decreased income on investments in deconsolidated N-Star CDO bonds and equity notes ($4.0 million), in our CRE securities segment.
Interest expense increased $0.3 million, primarily attributable to increased interest expense related to a secured borrowing ($0.3 million) in our CRE debt segment.
Expenses
Management Fee, Related Party
Management fee, related party decreased $4.5 million primarily related to the spin-off of NorthStar Europe, in our corporate segment.

Interest Expense—Mortgage and Corporate Borrowings
Interest expense on mortgage and corporate borrowings decreased $12.8 million, primarily attributable to sales in 2016 of our Senior Housing Portfolio, certain of our multifamily properties and our Industrial Portfolio ($9.0 million), all in our real estate segment, and lower interest expense on our corporate borrowings primarily attributable to the repayment of our Corporate Revolver ($5.4 million) in our corporate segment, offset by the acquisition of a portfolio of manufactured housing communities ($1.2 million) in our real estate segment.
Real Estate Properties—Operating Expenses
Real estate operating expenses primarily relate to utilities, real estate taxes, insurance and repair and maintenance expense and with respect to RIDEA properties, salaries, food and beverage and resident services. Real estate properties operating expenses decreased $12.0 million, primarily attributable to sales in 2016 of our Senior Housing Portfolio, certain of our multifamily properties and our Industrial Portfolio ($18.0 million), offset by a hotel acquisition in 2015 and an acquisition of a portfolio of manufactured housing communities in November 2015 ($4.0 million) and our healthcare properties which transitioned to a RIDEA structure in 2015 ($2.0 million), all in our real estate segment.
Other Expenses
Other expenses primarily represents third-party asset management, audit and legal fees and other administrative related fees related to portfolio management of our real estate segment and other expenses such as legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs. Other expenses decreased $1.0 million primarily related to lower state and local taxes and professional fees in our real estate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, merger related costs, dead deal costs and restructuring costs which are related to specific transactions. For the three months ended September 30, 2016, transaction costs of $3.6 million primarily related to costs incurred in connection with the Mergers, in our corporate segment. For the three months ended September 30, 2015, transaction costs of $2.6 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to the restructurings related to our healthcare portfolios ($1.1 million) and a hotel acquisition ($0.3 million), all in our real estate segment.
Impairment Losses
Impairment losses of $70.4 million related to a hotel portfolio ($69.7 million) and a medical office building in our healthcare portfolio where the tenant exercised its purchase option ($0.7 million), both in our real estate segment.
Provision for (Reversal of) Loan Losses, Net
For the three months ended September 30, 2016, provision for loan losses, net of $1.9 million related to one loan ($1.8 million) in our CRE debt segment and notes receivable related to our manufactured housing portfolio ($0.1 million) in our real estate segment. For the three months ended September 30, 2015, provision for loan losses, net primarily related to a provision for loan loss relating to manufactured housing notes receivable in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $1.6 million primarily attributable to the following:
The following table presents compensation expense for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)
Salaries and related expenses	$1,676	$1,616	$60
Equity-based compensation expense	5,852	6,178	(326)
Total	$7,528	$7,794	$(266)
Compensation expense decreased $0.3 million primarily due to equity-based compensation expense related to less grants issued subsequent to the spin-off of NSAM.
Other general and administrative expenses decreased $1.3 million related to lower corporate expenses and a lower cost allocation from NSAM.

Depreciation and Amortization
Depreciation and amortization expense decreased $34.1 million, primarily related to our manufactured housing and multifamily properties which were classified as held for sale in 2015 ($16.7 million) and sales in 2016 of our Senior Housing Portfolio, certain of our multifamily properties and our Industrial Portfolio ($15.3 million), all in our real estate segment.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following tables present a summary of unrealized gain (loss) on investments and other by operating segment for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30, 2016
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate		Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$46	$(1,717)	$—		$(1,671)
PE Investments(1)	748	—	—	—		748
CDO bonds payable, at fair value(1)	—	—	(922)	—		(922)
Junior subordinated notes, at fair value(1)	—	—	—	(6,916)		(6,916)
Derivatives, at fair value	(69)	—	1,760	(14,940)	(2)	(13,249)
Foreign currency remeasurement(3)	(4,952)	—	—	(12)		(4,964)
Investments in unconsolidated ventures(1)	2,329	—	—	—		2,329
Subtotal unrealized gain (loss)	(1,944)	46	(879)	(21,868)		(24,645)
Net cash payments on derivatives	(12)	—	(1,991)	—		(2,003)
Total unrealized gain (loss) on investments and other	$(1,956)	$46	$(2,870)	$(21,868)		$(26,648)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Includes an unrealized loss on a derivative instrument of $11.2 million and $3.7 million related to a credit valuation adjustment.

(3)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in British Pounds.

	Three Months Ended September 30, 2015
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$(7,644)	$(1,161)	$—	$(8,805)
PE Investments(1)	(9,148)	—	—	—	(9,148)
CDO bonds payable, at fair value(1)	—	—	(9,998)	—	(9,998)
Junior subordinated notes, at fair value(1)	—	—	—	22,576	22,576
Derivatives, at fair value	(649)	—	2,432	(88,673)	(86,890)
Foreign currency remeasurement(2)	(6,000)	—	—	(609)	(6,609)
Investments in unconsolidated ventures(1)	(30,446)	—	—	—	(30,446)
Subtotal unrealized gain (loss)	(46,243)	(7,644)	(8,727)	(66,706)	(129,320)
Net cash payments on derivatives	(82)	—	(2,849)	—	(2,931)
Total unrealized gain (loss) on investments and other	$(46,325)	$(7,644)	$(11,576)	$(66,706)	$(132,251)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in British Pounds.

Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other by segment for the three months ended September 30, 2016 and 2015 (dollars in thousands):

		Three Months Ended September 30,
Description	Segment	2016	2015
Sale of real estate investments(1)	Real Estate	$7,516	$—
Conversion of exchangeable senior notes	Corporate	(66)	(160)
Other-than-temporary impairment	CRE Securities	(436)	—
Sale of manufactured homes	Real Estate	(1,299)	(955)
Losses on CRE Securities	N-Star CDOs - CRE Securities	(4,937)	(2,708)
Repurchase of N-Star CDO bonds	CRE Securities	—	(3,229)
Sales/repayments from N-Star CDO bonds and securities(2)	CRE Securities	—	9,276
Other	Various	161	(1,610)
Total		$939	$614
_________________________________________________________

(1)
For the three months ended September 30, 2016, we sold our Industrial Portfolio and one multifamily property. Amount includes $3.1 million of acceleration of discount and fees related to our Industrial Portfolio.

(2)	Represents accelerated amortization on N-Star CDO bonds.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents a summary of our equity in earnings (losses) of unconsolidated ventures, substantially all of which is generated from investments in our real estate segment, for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)
PE Investments(1)	$18,033	$55,089	$(37,056)
Investment in RXR Realty	6,555	4,303	2,252
Other unconsolidated ventures	1,466	967	499
Total	$26,054	$60,359	$(34,305)
__________________________________________________________

(1)	The decrease is primarily a result of sales of PE Investments in 2016.
Income Tax Benefit (Expense)
Income tax expense for the three months ended September 30, 2016 represents a net expense of $3.6 million primarily related to a provision for income tax for our corporate interest in RXR Realty, our healthcare facilities and hotel properties and PE Investments, all in our real estate segment. Income tax expense for the three months ended September 30, 2015 represents a net benefit of $2.1 million primarily related to a net benefit related to our healthcare facilities, offset by a provision for income tax for our PE Investments, our corporate interest in RXR Realty and our hotel properties, all in our real estate segment.
Discontinued Operations
Income (Loss) from Discontinued Operations
For the three months ended September 30, 2016, we did not record any income (loss) from discontinued operations. For the three months ended September 30, 2015, we recorded a $16.6 million loss included in discontinued operations associated with NorthStar Europe which represented a carve-out of revenues of $41.7 million and expenses of $58.3 million, primarily related to transaction costs.

Comparison of the Nine Months Ended September 30, 2016 to September 30, 2015 (dollars in thousands):
The following table represents our results of operations for the nine months ended September 30, 2016 and 2015 (dollars in thousands).
The consolidated financial statements for the nine months ended September 30, 2016 represent our results of operations following the NRE Spin-off on October 31, 2015. The nine months ended September 30, 2015 include a carve-out of revenues and expenses attributable to NorthStar Europe recorded in discontinued operations.

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Property and other revenues
Rental and escalation income	$527,252	$539,542	$(12,290)	(2.3)%
Hotel related income	636,283	594,284	41,999	7.1%
Resident fee income	219,193	199,463	19,730	9.9%
Other revenue	14,747	9,719	5,028	51.7%
Total property and other revenues	1,397,475	1,343,008	54,467	4.1%
Net interest income
Interest income	115,117	185,986	(70,869)	(38.1)%
Interest expense on debt and securities	5,309	5,245	64	1.2%
Net interest income on debt and securities	109,808	180,741	(70,933)	(39.2)%
Expenses
Management fee, related party	139,955	151,260	(11,305)	(7.5)%
Interest expense—mortgage and corporate borrowings	356,743	360,295	(3,552)	(1.0)%
Real estate properties—operating expenses	708,934	670,480	38,454	5.7%
Other expenses	20,933	22,457	(1,524)	(6.8)%
Transaction costs	15,590	31,976	(16,386)	(51.2)%
Impairment losses	75,506	—	75,506	NA
Provision for (reversal of) loan losses, net	7,974	820	7,154	872.4%
General and administrative expenses
Compensation expense	23,295	31,135	(7,840)	(25.2)%
Other general and administrative expenses	12,708	12,863	(155)	(1.2)%
Total general and administrative expenses	36,003	43,998	(7,995)	(18.2)%
Depreciation and amortization	260,287	340,185	(79,898)	(23.5)%
Total expenses	1,621,925	1,621,471	454	—%
Other income (loss)
Unrealized gain (loss) on investments and other	(269,052)	(171,238)	(97,814)	57.1%
Realized gain (loss) on investments and other	(11,768)	13,921	(25,689)	(184.5)%
Income (loss) before equity in earnings (losses) of unconsolidated ventures and income tax benefit (expense)	(395,462)	(255,039)	(140,423)	55.1%
Equity in earnings (losses) of unconsolidated ventures	101,838	171,738	(69,900)	(40.7)%
Income tax benefit (expense)	(12,329)	(9,610)	(2,719)	28.3%
Income (loss) from continuing operations	(305,953)	(92,911)	(213,042)	229.3%
Income (loss) from discontinued operations	—	(114,236)	114,236	(100.0)%
Net income (loss)	$(305,953)	$(207,147)	$(98,806)	47.7%
Property and Other Revenues
Rental and Escalation Income
Rental and escalation income decreased $12.3 million, primarily attributable to the loss of income from sales in 2016 of our Senior Housing Portfolio, certain of our multifamily properties and our Industrial Portfolio ($28.9 million), our healthcare properties which transitioned to a RIDEA structure in 2015 ($2.7 million) and lower income from net lease and healthcare properties ($0.3 million), offset by the acquisition of a portfolio of manufactured housing communities in November 2015 and a portfolio of multi-tenant office properties in February 2015 ($15.1 million) and higher income from our remaining portfolios of manufactured housing communities ($4.6 million), all in our real estate segment.
Hotel Related Income
Hotel related income increased $42.0 million primarily related to acquisitions in 2015, offset by a decrease in operations in certain portfolios due to renovations and other, including a portfolio for which we recorded an impairment loss in the third quarter 2016, all in our real estate segment.

Resident Fee Income
Resident fee income increased $19.7 million related to our healthcare properties which transitioned to a RIDEA structure in 2015 ($17.2 million) and rate increases at our healthcare properties ($2.5 million), all in our real estate segment.
Other Revenue
Other revenue increased $5.0 million primarily due to an increase in real estate related fees ($2.3 million) in our real estate segment and other income ($3.2 million) in our CRE debt segment, offset by a decrease in advisory fees related to our deconsolidated CDOs ($0.7 million) in our N-Star CDOs - CRE Securities segment.
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is primarily related to our CRE debt, securities and N-Star CDO segments and includes certain CRE debt and notes receivable investments included as part of our real estate segment. For assets financed in a CDO, the N-Star CDO segment is based on the primary collateral of the CDO financing transaction and as such may include other types of investments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2016 and 2015. Amounts presented have been impacted by the timing of new investments, sales and repayments during the periods (dollars in thousands):

	Nine Months Ended September 30,
	2016				2015
	Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)		Average Carrying Value(1)	Interest Income/ Expense(2)	WA Yield/ Financing Cost(3)
Interest-earning assets:
CRE debt investments(4)	$465,066	$40,763	11.69%		$970,862	$95,064	13.06%
CRE securities investments	773,138	74,354	12.82%		918,601	90,922	13.20%
	$1,238,204	115,117	12.40%		$1,889,463	185,986	13.12%
Interest-bearing liabilities:
CDO bonds payable	$412,902	$3,360	3.34%	(5)	$531,324	$3,251	3.07%	(5)
Securitization bonds payable	—	—	—%		20,585	150	—%
Loan facilities	29,951	1,115	4.96%		66,937	1,844	4.56%
Secured borrowing	53,480	834	2.08%		—	—	—
	$496,333	5,309	3.30%		$618,846	5,245	3.13%
Net interest income		$109,808				$180,741
____________________________________________________________

(1)
Based on amortized cost for CRE debt and securities investments, principal amount for CDO bonds payable, securitization bonds payable, loan facilities and secured borrowing. All amounts are calculated based on quarterly averages. Additionally, amounts include manufactured housing notes receivables recorded in assets of properties held for sale based on carrying value.

(2)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(3)	Calculated as interest income or expense divided by average carrying value.

(4)
Includes $4.3 million and $4.7 million of interest income related to manufactured housing notes receivables recorded in assets of properties held for sale and included in our real estate segment for the nine months ended September 30, 2016 and 2015, respectively.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $7.0 million and $9.0 million of net cash payments on interest rate swaps in our consolidated N-Star CDOs recorded in unrealized gain (loss) in our consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively.

Interest income decreased $70.9 million, primarily attributable to decreased income on debt investments due to payoffs and sales ($49.8 million) in our CRE debt segment, decreased income on investments in our consolidated CDOs ($10.3 million) in our N-Star CDOs - CRE securities segment and decreased income on investments in deconsolidated N-Star CDO bonds and equity notes ($10.8 million), in our CRE securities segment.
Interest expense increased $0.1 million, primarily attributable to increased interest expense related to a secured borrowing ($0.8 million), offset by lower interest expense on our loan facility ($0.7 million) which was paid off in April 2016, both in our CRE debt segment.
Expenses
Management Fee, Related Party
Management fee, related party decreased $11.3 million primarily related to the spin-off of NorthStar Europe, in our corporate segment.

Interest Expense—Mortgage and Corporate Borrowings
Interest expense on mortgage and corporate borrowings decreased $3.6 million, primarily attributable to lower interest expense on our corporate borrowings primarily attributable to the repayment of our Corporate Revolver ($11.3 million), in our corporate segment, lower interest expense from sales in 2016 of our Senior Housing Portfolio, certain of our multifamily properties and our Industrial Portfolio ($7.8 million) and lower interest expense at our healthcare and net lease properties ($3.0 million), offset by increased interest expense related to new mortgage and other notes payable associated with hotel acquisitions in 2015 and a manufactured housing portfolio acquisition in November 2015 ($11.4 million) and increased interest expense at our remaining hotel portfolios ($7.1 million), all in our real estate segment.
Real Estate Properties—Operating Expenses
Real estate operating expenses primarily relate to utilities, real estate taxes, insurance and repair and maintenance expense and with respect to RIDEA properties, salaries, food and beverage and resident services. Real estate properties operating expenses increased $38.5 million, primarily attributable to hotel acquisitions in 2015 and an acquisition of a manufactured housing portfolio in November 2015 ($35.3 million), our healthcare properties which transitioned to a RIDEA structure in 2015 ($12.5 million) and an increase in operating expenses at our healthcare, hotel and net lease properties ($5.5 million), offset by sales in 2016 of our Senior Housing Portfolio, certain of our multifamily properties and our Industrial Portfolio ($14.9 million), all in our real estate segment.
Other Expenses
Other expenses primarily represents third-party asset management, audit and legal fees and other administrative related fees related to portfolio management of our real estate segment and other expenses such as legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs. Other expenses decreased $1.5 million primarily related to lower professional fees, offset by an increase in state and local taxes, in our real estate segment.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments, merger related costs, dead deal costs and restructuring costs which are related to specific transactions. For the nine months ended September 30, 2016, transaction costs of $15.6 million primarily related to costs incurred in connection with the Mergers, in our corporate segment. For the nine months ended September 30, 2015, transaction costs of $32.0 million primarily related to real estate acquisitions and restructurings, which includes transaction costs related to the acquisitions and restructurings related to our healthcare portfolios ($17.6 million), our multi-tenant office acquisitions ($0.7 million) and our hotel acquisitions ($4.6 million), all in our real estate segment.
Impairment Losses
Impairment losses of $75.5 million related to a hotel portfolio ($69.7 million) and a medical office building in our healthcare portfolio where the tenant exercised its purchase option ($5.8 million), both in our real estate segment.
Provision for (Reversal of) Loan Losses, Net
For the nine months ended September 30, 2016, provision for loan losses, net of $8.0 million related to two loans ($4.9 million) and exit fees on one loan sold in April 2016 ($2.8 million), both in our CRE debt segment and notes receivable related to our manufactured housing portfolio ($0.3 million) in our real estate segment. For the nine months ended September 30, 2015, provision for loan losses, net primarily related to a provision for loan loss relating to manufactured housing notes receivable in our real estate segment.
General and Administrative Expenses
General and administrative expenses are principally incurred at the corporate level. General and administrative expenses decreased $8.0 million primarily attributable to the following:
The following table presents compensation expense for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)
Salaries and related expenses	$5,555	$6,422	$(867)
Equity-based compensation expense	17,740	24,713	(6,973)
Total	$23,295	$31,135	$(7,840)
Compensation expense decreased $7.8 million primarily due to equity-based compensation expense related to less grants issued subsequent to the spin-off of NSAM.

Other general and administrative expenses decreased $0.2 million related to lower corporate expenses.
Depreciation and Amortization
Depreciation and amortization expense decreased $79.9 million, primarily related to our manufactured housing and multifamily properties which were classified as held for sale in 2015 ($52.4 million) and sales in 2016 of our Senior Housing Portfolio, certain of our multifamily properties and our Industrial Portfolio ($24.5 million), all in our real estate segment.
Other Income (Loss)
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. The following tables present a summary of unrealized gain (loss) on investments and other by operating segment for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30, 2016
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate		Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$(4,547)	$(11,221)	$—		$(15,768)
PE Investments(1)(2)	(8,202)	—	—	—		(8,202)
CDO bonds payable, at fair value(1)	—	—	63	—		63
Junior subordinated notes, at fair value(1)	—	—	—	(7,282)		(7,282)
Derivatives, at fair value	(380)	—	6,324	(205,299)	(3)	(199,355)
Foreign currency remeasurement(4)	(21,951)	—	—	(21)		(21,972)
Investments in unconsolidated ventures(1)	(9,568)	—	—	—		(9,568)
Subtotal unrealized gain (loss)	(40,101)	(4,547)	(4,834)	(212,602)		(262,084)
Net cash payments on derivatives	(37)	—	(6,931)	—		(6,968)
Total unrealized gain (loss) on investments and other	$(40,138)	$(4,547)	$(11,765)	$(212,602)		$(269,052)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Represents a $8.2 million unrealized loss related to an unwind of an unrealized gain of $32.6 million recorded for the year ended December 31, 2014.

(3)	Includes an unrealized loss on a derivative instrument of $194.4 million and $10.9 million related to a credit valuation adjustment.

(4)	Represents foreign currency remeasurement on investments, cash and deposits primarily denominated in British Pounds.

	Nine Months Ended September 30, 2015
			N-Star CDOs
	Real Estate	CRE Securities	CRE Securities	Corporate	Total
Change in fair value of:
Real estate securities, available for sale(1)	$—	$15,010	$(3,967)	$2,209	$13,252
PE Investments(1)	(22,497)	—	—	—	(22,497)
CDO bonds payable, at fair value(1)	—	—	(23,572)	—	(23,572)
Junior subordinated notes, at fair value(1)	—	—	—	30,493	30,493
Derivatives, at fair value	(1,951)	—	7,318	(119,404)	(114,037)
Foreign currency remeasurement(2)	(9,642)	—	—	3,543	(6,099)
Investments in unconsolidated ventures(1)	(39,789)	—	—	—	(39,789)
Subtotal unrealized gain (loss)	(73,879)	15,010	(20,221)	(83,159)	(162,249)
Net cash payments on derivatives	(253)	—	(8,736)	—	(8,989)
Total unrealized gain (loss) on investments and other	$(74,132)	$15,010	$(28,957)	$(83,159)	$(171,238)
__________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Primarily represents foreign currency remeasurement on an investment denominated in British Pounds.

Realized Gain (Loss) on Investments and Other
The following table presents a summary of realized gain (loss) on investments and other by segment for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

		Nine Months Ended September 30,
Description	Segment	2016	2015
Sale of real estate investments(1)	Real Estate	$34,399	$(843)
Sale of REO	CRE Debt	1,101	2,980
Conversion of exchangeable senior notes	Corporate	(35)	(1,308)
Foreclosure of real estate(2)	Real Estate	(17,337)	—
Sale of CRE debt	CRE Debt	(635)	—
Other-than-temporary impairment	CRE Securities	(12,509)	(1,421)
Sale of manufactured homes	Real Estate	(3,626)	(1,793)
Sales/repayments from N-Star CDO bonds and securities(3)	CRE Securities	(5,614)	22,094
Losses on CRE Securities	N-Star CDOs - CRE Securities	(5,899)	(5,356)
Repurchase of N-Star CDO bonds	CRE Securities	—	(3,229)
Mortgage payoff of a net lease property	Real Estate	—	2,074
Other	Various	(1,613)	723
Total		$(11,768)	$13,921
_________________________________________________________

(1)
For the nine months ended September 30 2016, we sold our 60% interest in our Senior Housing Portfolio, our Industrial Portfolio and five multifamily properties. Amount includes $3.1 million of acceleration of discount and fees related to our Industrial Portfolio.

(2)
Represents three properties conveyed back to the lender with an additional property with a carrying value of $16.6 million that we expect to convey in the fourth quarter 2016. At such time, we expect to record a realized gain of $22.4 million upon extinguishment related to such borrowing and the carrying value of the real estate.

(3)	Represents accelerated amortization on N-Star CDO bonds.
Equity in Earnings (Losses) of Unconsolidated Ventures and Income Tax Benefit (Expense)
Equity in Earnings (Losses) of Unconsolidated Ventures
The following table presents a summary of our equity in earnings (losses) of unconsolidated ventures, substantially all of which is generated from investments in our real estate segment, for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)
PE Investments(1)	$79,248	$155,670	$(76,422)
Investment in RXR Realty	19,026	12,018	7,008
Other unconsolidated ventures	3,564	4,050	(486)
Total	$101,838	$171,738	$(69,900)
__________________________________________________________

(1)	The decrease is primarily a result of sales of PE Investments in 2016.

Income Tax Benefit (Expense)
Income tax expense for the nine months ended September 30, 2016 represents a net expense of $12.3 million primarily related to a provision for income tax for our corporate interest in RXR Realty and our PE Investments, both in our real estate segment. Income tax expense for the nine months ended September 30, 2015 represents a net expense of $9.6 million primarily related to a provision for income tax for our PE Investments and our corporate interest in RXR Realty, offset by an income tax benefit related to our healthcare facilities, all in our real estate segment.
Discontinued Operations
Income (Loss) from Discontinued Operations
For the nine months ended September 30, 2016, we did not record any income (loss) from discontinued operations. For the nine months ended September 30, 2015, we recorded a $114.2 million loss included in discontinued operations associated with NorthStar Europe which represented a carve-out of revenues of $75.7 million and expenses of $189.9 million, primarily related to transaction costs.

Liquidity and Capital Resources
We require capital to fund our operating expenses and investment activities. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as revolving credit facilities, senior term loans, senior notes, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock. For instance, we are currently exploring the sale of certain real estate, CRE debt and securities, and since the beginning of the fourth quarter 2015 through November 2016, assets sold or committed to sell totaled $6.6 billion, including an agreement to sell an interest in our healthcare portfolio, to generate liquidity. There is no assurance this transaction will close on the terms anticipated, if at all.
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
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of November 4, 2016 was approximately $1.1 billion, which includes $205 million of proceeds to be received in the fourth quarter 2016 related to a sale of a portfolio of PE Investments.
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
Exchangeable Senior Notes
For the nine months ended September 30, 2016, we issued 0.2 million shares of our common stockholders related to the conversion of exchangeable senior notes. As of November 4, 2016, we had $29 million in principal amount of exchangeable senior notes outstanding.
Cash Flows
The following presents a summary of our consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (dollars in thousands).
The consolidated cash flows for the nine months ended September 30, 2016 represents our cash flow following the NRE Spin-off on October 31, 2015. The consolidated cash flows for the nine months ended September 30, 2015 includes cash flow attributable to revenues and expenses of NorthStar Europe recorded in discontinued operations. As a result, cash flows for the nine months ended September 30, 2016 may not be comparative to our cash flows reported for the prior period presented.

	Nine Months Ended September 30,
Cash flow provided by (used in):	2016	2015
Operating activities	$257,810	$387,831
Investing activities	1,071,921	(3,189,791)
Financing activities	(828,307)	2,895,248
Effect of foreign currency translation on cash and cash equivalents	(165)	(4,218)
Net increase (decrease) in cash and cash equivalents	$501,259	$89,070
Nine Months Ended September 30, 2016 Compared to September 30, 2015
Net cash provided by operating activities was $258 million for the nine months ended September 30, 2016 compared to $388 million for the nine months ended September 30, 2015. The decrease was primarily related to sales and repayments of investments in 2016.
Net cash provided by investing activities was $1.1 billion for the nine months ended September 30, 2016 compared to net cash used in investing activities of $3.2 billion for the nine months ended September 30, 2015. The primary investing activities for the nine months ended September 30, 2016 related to proceeds of sales and repayment of real estate, certain loans and securities and PE Investments. The nine months ended September 30, 2015 primarily related to the acquisition of European real estate subsequently spun off as part of the NRE Spin-off.
Net cash used in financing activities was $828 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $2.9 billion for the nine months ended September 30, 2015. The primary cash outflows for the nine months ended September 30, 2016 was $255 million for the repayment of our credit facilities and borrowings, $285 million for the payment of dividends, $161 million for the payment of cash collateral on derivatives, $52 million for the repurchase of our common stock, $50 million for repayment of CDO bonds and $27 million of net distributions to non-controlling interests. The primary cash inflows for the nine months ended September 30, 2015 was $1.1 billion of net new capital, $2.1 billion of net new borrowings, $340 million of proceeds from senior notes and $87 million of net contributions from non-controlling interests, offset by $480 million for the payment of dividends, $106 million for the payment of financing costs and $73 million for net repurchase/repayment of CDO bonds.

Contractual Obligations and Commitments
As of September 30, 2016, we continue to be subject to the material contractual obligations and commitments referred to in our annual report on Form 10-K for the year ended December 31, 2015, with the exception of certain borrowings that have been repaid or future funding obligations disclosed in Note 5. “Investments in Private Equity Funds” and Note 8. “Borrowings” in Item 1. “Financial Statements.”
Merger Related Arrangements and Other Costs
We entered into fee arrangements with service providers and advisors pursuant to which certain fees incurred by us in connection with the Mergers will become payable only if we consummate the Mergers. We have and will incur other professional fees related to the Mergers. There can be no assurances that we will complete this or any other transaction. For the nine months ended September 30, 2016, we recorded an aggregate of $10 million in transaction costs in our consolidated statements of operations. To the extent the Mergers are consummated, we anticipate incurring a significant amount of additional costs.
Off-Balance Sheet Arrangements
As of September 30, 2016, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 16. “Variable Interest Entities” in Item 1. “Financial Statements” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
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
Base Management Fee
For the three and nine months ended September 30, 2016, we incurred $47 million and $140 million, respectively, related to the base management fee. The base management fee to NSAM could increase subsequent to September 30, 2016 by an amount equal to 1.5% per annum of the sum of:

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

Incentive Fee
For the three and nine months ended September 30, 2016, we did not incur an incentive fee. The incentive fee is calculated and payable quarterly in arrears in cash, equal to:

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

For the three months ended September 30, 2016, NSAM did not allocate any expenses to us. For the nine months ended September 30, 2016, NSAM allocated $0.4 million to us.
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
Investment Opportunities
Under the management agreement, we agreed to make available to NSAM for the benefit of NSAM and its managed companies, including us, all investment opportunities that we source. NSAM agreed to fairly allocate such opportunities among NSAM’s managed companies, including us, and NSAM in accordance with an investment allocation policy. Pursuant to the management agreement, we are entitled to fair and reasonable compensation for our services in connection with any loan origination opportunities sourced by us, which may include first mortgage loans, subordinate mortgage interests, mezzanine loans and preferred equity interests, in each case relating to commercial real estate. For the three and nine months ended September 30, 2016, we earned $0.4 million and $0.8 million from NSAM for services in connection with loan origination opportunities.
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
Credit Agreement
In connection with the NSAM Spin-off, we entered into a revolving credit agreement with NSAM pursuant to which we make available to NSAM, on an “as available basis,” up to $250 million of financing with a maturity of June 30, 2019 at LIBOR plus 3.50%. The revolving credit facility is unsecured. The terms of the revolving credit facility contain various representations, warranties, covenants and conditions, including the condition that our obligation to advance proceeds to NSAM is dependent upon us and its affiliates having at least $100 million of either unrestricted cash and cash equivalents or amounts available under committed lines of credit, after taking into account the amount NSAM seeks to draw under the facility. As of September 30, 2016, we have not funded any amounts to NSAM in connection with this agreement.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc., focused on expanding our healthcare business into a preeminent healthcare platform, or the Healthcare Strategic Partnership. In connection with the partnership, Mr. Flaherty oversees both our healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In connection with entering into the partnership, we granted Mr. Flaherty certain RSUs (refer to Note 10. “Equity-Based Compensation” in Item 1. “Financial Statements”). The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us. For the three and nine months ended September 30, 2016, we did not incur any incentive fees related to the Healthcare Strategic Partnership.
NSAM Retail Companies
We committed to purchase up to $10 million in shares of each of NSAM’s Retail Companies’ common stock during the period from when each offering was declared effective through the end of their respective offering period, in the event that NSAM Retail Companies’ distributions to its stockholders, on a quarterly basis, exceed certain measures of operating performance.

In addition, pursuant to the management agreement with NSAM, we committed up to $10 million to invest as distribution support consistent with past practice in each future public non-traded NSAM Retail Company, up to a total of five new companies per year. The following table summarizes our total shares purchased of each NSAM Retail Company as part of our current obligation under the distribution support agreement and our remaining obligations as of September 30, 2016 (dollars in millions):

	Term of	Ownership	Amount	Remaining
NSAM Retail Company	Commitment	Interest	Purchased	Commitment(5)
NorthStar Income II	May 2013 - November 2016	0.6%	$6	$4
NorthStar/RXR New York Metro(1)	February 2015 - February 2017	38.5%	1	6
NorthStar Corporate Fund(2)	February 2016 - February 2018	50.0%	1	4
NorthStar Capital Fund(3)(4)	May 2016 - May 2018	100.0%	2	8
Total			$10	$22
___________________________________________________________

(1)
NorthStar/RXR New York Metro Real Estate, Inc., or NorthStar/RXR New York Metro’s registration statement filed with the United States Securities and Exchange Commission, or the SEC, seeks to offer up to $2 billion in a public offering of multiple classes of common stock. In December 2015, we and RXR Realty satisfied NorthStar/RXR New York Metro’s minimum offering amount as a result of the purchase of 0.2 million shares of its common stock for an aggregate $2.0 million, of which $1.5 million was invested. NSAM began raising capital for NorthStar/RXR New York Metro in the second quarter 2016.

(2)
NorthStar Corporate Income Fund’s, or NorthStar Corporate Fund, registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In January 2016, an affiliate of Och-Ziff Capital Management Group and us invested $2 million of seed capital into NorthStar Corporate Fund, of which $1 million was invested. In February 2016, NorthStar Corporate Fund was declared effective by the SEC and expects to begin raising capital from third parties in the first half 2017.

(3)
NorthStar Real Estate Capital Income Fund’s registration statement on Form N-2 filed with the SEC seeks to raise up to $3 billion in a public offering of common stock. In March 2016, we invested $2 million of seed capital into NorthStar Capital Fund. In May 2016, NorthStar Capital Fund was declared effective by the SEC and expects to begin raising capital from third parties in the first half 2017.

(4)	We currently consolidate the company based on our majority voting interest in the entity.

(5)	We expect Colony NorthStar to continue the distribution support obligations following the closing of the Mergers.
N-Star CDOs
We earn certain collateral management fees from the N-Star CDOs primarily for administrative services. For the three and nine months ended September 30, 2016, we earned $1 million and $2 million in fee income, respectively, of which $0.2 million and $0.5 million, respectively, were eliminated in consolidation.
Additionally, we earn interest income from the N-Star CDO bonds and N-Star CDO equity in deconsolidated N-Star CDOs. For the three and nine months ended September 30, 2016, we earned $13 million and $36 million, respectively, of interest income from such investments related to deconsolidated N-Star CDOs.
American Healthcare Investors
In December 2014, NSAM acquired a 43% interest in American Healthcare Investors LLC, or AHI, and James F. Flaherty III, a strategic partner of NSAM, acquired a 12% interest in AHI. AHI is a healthcare-focused real estate investment management firm that co-sponsored and advised Griffin-American, until Griffin-American was acquired by us and NorthStar Healthcare. In connection with this acquisition, AHI provides certain management and related services, including property management, to NSAM, NorthStar Healthcare and us in order to assist NSAM in managing the current and future healthcare assets (excluding any joint venture assets) acquired by us and, subject to certain conditions, other NSAM managed companies. For the three and nine months ended September 30, 2016, we incurred $0.4 million and $1.3 million, respectively, of property management fees to AHI.
Island Hospitality Management
In January 2015, NSAM acquired a 45% interest in Island Hospitality Management Inc., or Island. Island is a leading, independent select service hotel management company that currently manages 164 hotel properties, representing $4 billion of assets, of which 110 hotel properties are owned by us. Island provides certain asset management, property management and other services to us to assist in managing our hotel properties. Island receives a base management fee of 2.5% to 3.0% of the current monthly revenue of our hotel properties it manages for us. For the three and nine months ended September 30, 2016 we incurred $5 million and $14 million, respectively, of base property management and other fees to Island. NSAM’s investment in Island is expected to be sold in connection with the Mergers.
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

•
In March 2016, we sold our 60% interest in the Senior Housing Portfolio to NorthStar Healthcare, which owned the remaining 40% interest, for $535 million. NorthStar Healthcare assumed our portion of the $648 million of related mortgage financing and we received approximately $150 million of proceeds, net of sales costs.

•
In September 2016, we sold a portfolio of PE Investments to NorthStar Income II for a gross sales price of $318 million with $45 million of deferred purchase price assumed as part of the transaction, including $6 million of deferred purchase price which was the obligation of an unconsolidated joint venture. We received $34 million of net proceeds and will receive the remaining $205 million of net proceeds in the fourth quarter 2016.

•	In connection with the redemption of our interest in the Industrial Portfolio, the third party equity obtained a preferred loan of $98 million from NorthStar Income II to finance the transaction.
The board of directors of each NSAM Retail Company, including all of the independent directors, approved each of the respective transactions, with the exception of the Industrial Portfolio which did not warrant board approval, after considering, among other matters, third-party pricing support.
Recent Developments
Dividends
On November 1, 2016, we declared a dividend of $0.40 per share of common stock. The common stock dividend will be paid on November 18, 2016 to stockholders of record as of the close of business on November 14, 2016. On October 27, 2016, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock, $0.53125 per share of Series D Preferred Stock and $0.54688 per share of Series E Preferred Stock. Dividends will be paid on all series of preferred stock on November 15, 2016 to stockholders of record as of the close of business on November 7, 2016.
Colony NorthStar Registration Statement
In October 2016, we amended the merger agreement and provided for, among other matters, an enhanced governance structure for Colony NorthStar, modified severance terms for NSAM’s executive officers and a special cash dividend for NSAM’s stockholders now totaling $228 million. In connection with the amendment to the merger agreement, we entered into a voting agreement with MSD and its affiliates, which together own approximately 10.2% of NSAM’s outstanding shares, pursuant to which MSD agreed to vote in favor of the Mergers and related proposals. In addition, Colony NorthStar, a Maryland subsidiary of NSAM that will be the surviving parent company of the combined company, filed with the SEC an amended registration statement on Form S-4 that includes a joint proxy statement of NorthStar Realty, Colony and NSAM and that also constitutes a prospectus of Colony NorthStar.
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
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months ended September 30, 2016 (dollars in thousands):

Net income (loss) attributable to common stockholders	$(100,351)
Non-controlling interests	(3,506)

Adjustments:
Depreciation and amortization items(1)	97,904
N-Star CDO bond discounts(2)	3,516
Net interest income in consolidated N-Star CDOs	(9,644)
Unrealized (gain) loss from fair value adjustments / Provision for (reversal of) loan losses, net	26,549
Realized (gain) loss on investments(3)	2,170
Distributions / adjustments to joint venture partners	(9,714)
Transaction costs and other(4)	76,569
CAD	$83,493

____________________________________________________________

(1)
Represents an adjustment to exclude depreciation and amortization of $84.9 million (including $0.2 million related to unconsolidated ventures), straight-line rental income of $(7.6) million, amortization of above/below market leases of $1.5 million, amortization of deferred financing costs of $12.7 million, amortization of discount on financings and other of $0.5 million and amortization of equity-based compensation of $5.9 million.

(2)
For CAD, discounts expected to be realized on N-Star CDO bonds for consolidated CDOs are accreted on an effective yield basis based on expected maturity. For deconsolidated N-Star CDOs, N-Star CDO bond accretion is already included in net income attributable to common stockholders.

(3)
Represents an adjustment to exclude a $4.4 million net gain related to the sale of real estate investments, a $(0.4) million loss related to the foreclosure of real estate, $(5.4) million non-cash loss related to securities in our consolidated CDOs, $(1.3) million loss related to the sale of manufactured homes, $0.5 million of other real estate gains and includes a $3.1 million gain related to acceleration of discount and fees.

(4)	Represents an adjustment to exclude $70.4 million of impairment, $3.6 million of transaction costs and include $2.5 million related to N-Star CDO equity interests.
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
NOI should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating NOI involves subjective judgment and discretion and may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.The following table presents a reconciliation of NOI to property and other related revenues less property operating expenses for our property types in our real estate segment for the three months ended September 30, 2016 (dollars in thousands):

				Manufactured			Multi-tenant
	Total	Healthcare(5)(6)	Hotel	Housing(6)	Net Lease	Multifamily(6)	Office
Property and other revenues
Rental and escalation income	$165,060	$88,996	$22	$49,424	$14,433	$6,961	$5,224
Hotel related income	220,578	—	220,578	—	—	—	—
Resident fee income	72,988	72,988	—	—	—	—	—
Other revenue(1)	2,929	585	83	1,408	332	368	153
Total property and other revenues	461,555	162,569	220,683	50,832	14,765	7,329	5,377
Real estate properties—operating expenses	236,992	68,056	140,513	19,882	2,584	3,621	2,336
Adjustments:
Interest income(2)	3,033	1,470	11	1,548	4	—	—
Equity in earnings(3)	145	—	—	—	(166)	311	—
Amortization and other items(4)	(5,013)	(4,377)	(34)	—	(782)	359	(179)
NOI(7)	$222,728	$91,606	$80,147	$32,498	$11,237	$4,378	$2,862
___________________________________________________________

(1)	Certain other revenue earned is not included as part of NOI, including collateral management fees for administrative services in our N-Star CDOs, that are not part of our real estate segment.

(2)	Primarily represents interest income earned from notes receivable on manufactured homes and loans in our healthcare portfolio.

(3)	Includes an adjustment related to our interest in an unconsolidated joint venture in a net lease and multifamily property.

(4)	Primarily includes amortization of straight-line rental income, amortization of above/below market leases and non-recurring bad debt.

(5)	The following table presents NOI by asset class within our healthcare property type for the three months ended September 30, 2016 (dollars in thousands):

	Total	Medical	Senior Housing		Skilled
	Healthcare	Office	Operating	Net Lease	Nursing	Hospitals
Property and other revenues
Rental and escalation income	$88,996	$39,435	$—	$13,930	$29,710	$5,921
Resident fee income	72,988	—	67,486	—	5,502	—
Other revenue	585	583	—	—	—	2
Total property and other revenues	162,569	40,018	67,486	13,930	35,212	5,923
Real estate properties—operating expenses	68,056	12,450	49,670	219	5,310	407
Adjustments:
Interest income	1,470	1	1	1,114	57	297
Amortization and other items	(4,377)	(1,810)	224	(730)	(1,279)	(782)
NOI	$91,606	$25,759	$18,041	$14,095	$28,680	$5,031

(6)
During 2016, we entered into definitive agreements to sell certain of our real estate portfolios, including ten multifamily properties, of which five properties were sold as of September 30, 2016, our manufactured housing portfolio and a portion of our medical office building portfolio.

(7)	The following table presents a reconciliation of NOI of our real estate segment to net income (loss) for the three months ended September 30, 2016 (dollars in thousands):

NOI	$222,728
Adjustments:
Straight-line rental revenue and amortization of above/below-market leases	6,185
Interest expense—mortgage and corporate borrowings	(104,510)
Other expenses	(6,267)
Depreciation and amortization	(84,536)
Unrealized gain (loss) on investments and other	(1,956)
Realized gain (loss) on investments and other	6,378
Equity in earnings (losses) of unconsolidated ventures	25,887
Impairment losses	(70,433)
Income tax benefit (expense)	(3,408)
Other items	(1,069)
Net income (loss) - Real estate segment	$(11,001)
Remaining segments(i)	(71,796)
Net income (loss)	$(82,797)
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
Our CRE debt and securities investments bear interest at either a floating or fixed rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from these investments. However, certain of our CRE debt originations have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors.
As of September 30, 2016, a hypothetical 100 basis point increase in one-month LIBOR or the applicable index applied to our floating-rate assets and liabilities (and related derivatives) would result in a decrease in net income of approximately $44 million annually, of which $30 million of the change is attributable to floating rate financing of hotel and healthcare operating real estate and does not reflect the potential increase in cash flow associated with economic growth that may be typical in a rising interest rate environment.
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
We use derivative instruments to manage interest rate exposure. These derivatives are typically in the form of interest rate swap or cap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. For example, in June 2015 we entered into a $2 billion notional 10-year fixed interest rate swap in order to seek to hedge against future refinancing costs of certain of our mortgage borrowings. This swap is currently materially out of the money and we have posted $99 million of margin as of November 7, 2016 for the benefit of our counterparty and may be subject to future margin calls. If an early termination event occurs now with respect to this swap, which could be triggered by a change of control or similar merger transaction, in addition to losing the margin we have posted we would currently be required to pay approximately $160 million to our counterparty. As of September 30, 2016, our counterparties do not hold any cash margin as collateral against our remaining derivative contracts. As of September 30, 2016, none of our derivatives qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. As of September 30, 2016, a hypothetical 100 basis point increase (decrease) in the 10-year treasury forward curve applied to our interest rate swap would result in an unrealized gain (loss) of approximately $172 million.
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

2.2
Agreement and Plans of Merger, dated as of June 2, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., New Polaris Inc., New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 8, 2016)

2.3
Agreement, dated as of June 2, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc. and NSAM J-NRF Ltd (incorporated by reference to Exhibit 2.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 8, 2016)

2.4
Letter Agreement, dated as of October 16, 2016, among NorthStar Realty Finance Corp., Colony Capital, Inc., NorthStar Asset Management Group Inc., Colony NorthStar, Inc. (formerly known as New Polaris Inc.), New Sirius Inc., NorthStar Realty Finance Limited Partnership, Sirius Merger Sub-T, LLC and New Sirius Merger Sub, LLC. (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to Colony NorthStar, Inc.’s Registration Statement on Form S-4 (No. 333-212739) filed on October 17, 2016)

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

Exhibit Number		Description of Exhibit
10.45	+
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

10.48	+
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among Debra Hess, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on October 17, 2016)

10.49	+
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among Daniel R. Gilbert, NorthStar Asset Management Group Inc., NorthStar Realty Finance Corp., NorthStar Asset Management Group, LTD. and NSAM Bermuda, LTD. (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on October 17, 2016)

10.50	+
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among David T. Hamamoto, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on October 17, 2016)

10.51	+
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among Ronald J. Lieberman, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on October 17, 2016)

10.52	+
Side Letter, dated October 13, 2016, amending Executive Letter Agreement, dated June 2, 2016, among Albert Tylis, NorthStar Asset Management Group Inc. and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on October 17, 2016)

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
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 (unaudited) and year ended December 31, 2015; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	November 9, 2016	By:	/s/ JONATHAN A. LANGER
Jonathan A. Langer
Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess
Chief Financial Officer